Form 10-K
period 1993-12-31
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1994-03-31
CIK 862923

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1993

                    Commission File Nos. 33-34562; 33-60288

                     ML LIFE INSURANCE COMPANY OF NEW YORK
             (Exact name of Registrant as specified in its charter)

          New York                                      16-1020455
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                                717 Fifth Avenue
                           New York, New York  10022
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                1 (800) 333-6524
                ------------------------------------------------
                (Registrant's telephone no. including area code)

   Securities registered pursuant to Section 12(b) or 12(g) of the Act:  None

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X     No _____
                                                               -----

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

                 Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                     Common 220,000
                                                            -------

                      DOCUMENTS INCORPORATED BY REFERENCE

                 Preliminary Prospectus included in Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, filed March 31, 1994, pursuant to the Securities Act of 1933, File No. 33-60288 -- incorporated by reference into Parts I and II of this report on Form 10-K.

                 REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I

Item 1.  Business.

                 The Registrant is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc., a corporation whose common stock is traded on the New York Stock Exchange. The information set forth under the caption "A. History and Business" in the preliminary prospectus contained in Registrant's registration statement filed March 31, 1994, pursuant to the Securities Act of 1933, File No. 33-60288 (the "Prospectus"), is incorporated herein by reference.

Item 2.  Properties.

                 The information set forth under the caption "J. Properties" in the Prospectus is incorporated herein by reference.

Item 3.  Legal Proceedings.

                 The information set forth under the caption "Legal Proceedings" in the Prospectus is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.

                 Information called for by this item is omitted pursuant to General Instruction J. of Form 10-K.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters.

                 The Registrant is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc., which is the sole record holder of Registrant's shares. Therefore, there is no public trading market for Registrant's common stock. The Registrant has declared no cash dividends on its common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of New York, the Registrant's ability to pay dividends on its common stock is restricted. See Note 5 to the Registrant's financial statements.

Item 6.  Selected Financial Data.

          Information called for by this item is omitted pursuant to General Instruction J. of Form 10-K.

Item 7.  Management's Narrative Analysis of Results of
             Operations.

                 The information set forth under the caption "C. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Prospectus is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

          The financial statements of Registrant are set forth in Part IV hereof and are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.

          Not applicable.

                                    PART III

         Information called for by items 10 through 13 of this part is omitted pursuant to General Instruction J. of Form 10-K.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a)  Financial Statements and Exhibits.

         (1) The following financial statements of the Registrant are filed as part of this report:

         a.   Independent Auditors' Report dated February 28, 1994.

         b.   Balance Sheets at December 31, 1993 and 1992.

         c. Statements of Earnings for the Years Ended December 31, 1993, 1992 and 1991.

         d. Statements of Stockholder's Equity for the Years Ended December 31, 1993, 1992 and 1991.

         e. Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991.

         f. Notes to Financial Statements for the Years Ended December 31, 1993, 1992 and 1991.

         (2) The following exhibits are filed as part of this report as indicated below:

         3.1 Certificate of Amendment and Restatement of Charter of Royal Tandem Life Insurance Company. (In-
                          corporated by reference to Exhibit 3(a) to the Registrant's registration statement on Form S-1, File No. 33-34562, filed April 26, 1990.)

                 3.2 By-Laws of Royal Tandem Life Insurance Company. (Incorporated by reference to Exhibit 3(b) to the Registrant's registration statement on Form S-1, File No. 33-34562, filed April 26, 1990.)

                 3.3 Certificate of Amendment of the Charter of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 3(c) to Post-Effective Amendment No. 3 to the Registrant's registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

                 3.4 By-Laws of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 3(d) to Post-Effective Amendment No. 3 to the Registrant's registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

                 4.1 Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

                 4.2 Modified Guaranteed Annuity Contract Application. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

                 4.3 Qualified Retirement Plan Endorsement. (Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

                 4.4      IRA Endorsement.  (Incorporated by reference to
                          Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

                 4.5 Company Name Change Endorsement. (Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant's registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

                 4.6 IRA Endorsement, MLNY009 (Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994).

                 10.1 General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc. (Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

                 10.2 Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation. (Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

                 10.3 Shareholders' Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(c) to Pre- Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

                 10.4 Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

                 10.5 Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

                 10.6 Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.)

                 10.7 Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant's registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

                 10.8 Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant's registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

                 10.9 Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant's registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

                 10.10 Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(j) to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.)

                 25.1 Power of attorney of Frederick J.C. Butler. (Incorporated by reference to Exhibit 25(a) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 25.2 Power of attorney of Michael P. Cogswell. (Incorporated by reference to Exhibit 25(b) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 25.3 Power of attorney of Sandra K. Cox. (Incorporated by reference to Exhibit 25(c) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 25.4 Power of attorney of Joseph E. Crowne. (Incorporated by reference to Exhibit 25(d) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 25.5 Power of attorney of David M. Dunford. (Incorporated by reference to Exhibit 25(e) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 25.6 Power of attorney of John C.R. Hele. (Incorporated by reference to Exhibit 25(f) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 25.7 Power of attorney of Robert L. Israeloff. (Incorporated by reference to Exhibit 25(g) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 25.8 Power of attorney of Allen N. Jones. (Incorporated by reference to Exhibit 25(h) to Post Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 25.9 Power of attorney of Cynthia L. Kahn. (Incorporated by reference to Exhibit 25(i) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 25.10 Power of attorney of Robert A. King. (Incorporated by reference to Exhibit 25(j) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 25.11    Power of attorney of Irving M. Pollack.
                          (Incorporated by reference to Exhibit 25(k) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 25.12    Power of attorney of Barry G. Skolnick.
                          (Incorporated by reference to Exhibit 25(l) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 25.13 Power of attorney of William A. Wilde. (Incorporated by reference to Exhibit 25(m) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 25.14 Power of attorney of Anthony J. Vespa. (Incorporated by reference to Exhibit 25(n) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 28.1 Preliminary prospectus contained in Post-Effective Amendment No. 1 to the Registrant's registration statement, filed on March 31, 1994, pursuant to the Securities Act of 1933, File No. 33-60288.

                 (3)      Not applicable.

            (b)  Reports on Form 8-K.

                 No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1993.

                         INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . .

Balance Sheets at December 31, 1993 and 1992  . . . . . . . . . . . . . . . . .

Statements of Earnings for the Years Ended December 31,
  1993, 1992 and 1991   . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Statements of Stockholder's Equity for the Years Ended
  December 31, 1993, 1992 and 1991  . . . . . . . . . . . . . . . . . . . . . .

Statements of Cash Flows for the Years Ended December 31,
  1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Notes to Financial Statements for the Years Ended December 31,
1993, 1992 and 1991  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                   SIGNATURES

                 Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ML Life Insurance Company of New York
                                           --------------------------------------
                                             (Registrant)




Date: March 29, 1994                       By:  /s/ Joseph E. Crowne
      ----------------                         ------------------------------------
                                               Joseph E. Crowne
                                               Chief Financial Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                                  Date
- ---------                             -----                                  ----
/s/ Anthony J. Vespa                                                         March 29, 1994
- ---------------------                 Chairman of the Board, President       --------------------
Anthony J. Vespa                      and Chief Executive Officer

/s/ Joseph E. Crowne                                                         March 29, 1994
- ---------------------                 Director, Senior Vice President,       --------------------
Joseph E. Crowne                      Chief Financial Officer, Chief
                                      Actuary and Treasurer

/s/ Barry G. Skolnick                                                        March 29, 1994
- ---------------------                 Director, Senior Vice President        --------------------
Barry G. Skolnick                     and General Counsel*

/s/ David M. Dunford                                                         March 29, 1994
- ---------------------                 Director and Senior Vice               --------------------
David M. Dunford                      President

/s/ John C.R. Hele
- ---------------------                                                        March 29, 1994
John C.R. Hele                        Director and Senior                    --------------------
                                      Vice President

/s/ Michael P. Cogswell
- ---------------------                                                        March 29, 1994
Michael P. Cogswell                   Director, Vice                         --------------------
                                      President and Senior
                                      Counsel

/s/ Frederick J.C. Butler                                                    March 29, 1994
- ---------------------                 Director                               --------------------
Frederick J.C. Butler

/s/ Sandra K. Cox                                                            March 29, 1994
- ---------------------                 Director                               --------------------
Sandra K. Cox

/s/ Robert L. Israeloff                                                      March 29, 1994
- ---------------------                 Director                               --------------------
Robert L. Israeloff

/s/ Allen N. Jones                                                           March 29, 1994
- ---------------------                 Director                               --------------------
Allen N. Jones

/s/ Cynthia L. Kahn                                                          March 29, 1994
- ---------------------                 Director                               --------------------
Cynthia L. Kahn

/s/ Robert A. King                                                           March 29, 1994
- ---------------------                 Director                               --------------------
Robert A. King

/s/ Irving M. Pollack                                                        March 29, 1994
- ---------------------                 Director                               --------------------
Irving M. Pollack

/s/ William A. Wilde                                                         March 29, 1994
- ---------------------                 Director                               --------------------
William A. Wilde





*Signing in his own capacity and as Attorney-in-Fact.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No annual report covering the Registrant's last fiscal year or proxy material has been or will be sent to Registrant's security holder.

                                 EXHIBIT INDEX

Exhibit No.          Description                                    Location
- -----------          -----------                                    --------
3.1                  Certificate of Amendment and Restatement       Incorporated by reference to Exhibit 3(a)
                     of Charter of Royal Tandem Life Insurance      to the Registrant's registration statement
                     Company.                                       on Form S-1, File No. 33-34562, filed
                                                                    April 26, 1990.

3.2                  By-Laws of Royal Tandem Life Insurance         Incorporated by reference to Exhibit 3(b)
                     Company.                                       to the Registrant's registration statement
                                                                    on Form S-1, File No. 33-34562, filed
                                                                    April 26, 1990.

3.3                  Certificate of Amendment of the Charter of     Incorporated by reference to Exhibit 3(c)
                     ML Life Insurance Company of New York.         to Post-Effective Amendment No. 3 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-34562, filed March
                                                                    30, 1992.

3.4                  By-Laws of ML Life Insurance Company of        Incorporated by reference to Exhibit 3(d)
                     New York.                                      to Post-Effective Amendment No. 3 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-34562, filed March
                                                                    30, 1992.

4.1                  Modified Guaranteed Annuity Contract.          Incorporated by reference to Exhibit 4(a)
                                                                    to Pre-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-34562, filed October
                                                                    16, 1990.





4.2                  Modified Guaranteed Annuity Contract           Incorporated by reference to Exhibit 4(b)
                     Application.                                   to Pre-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-34562, filed October
                                                                    16, 1990.

4.3                  Qualified Retirement Plan Endorsement.         Incorporated by reference to Exhibit 4(c)
                                                                    to Pre-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-34562, filed October
                                                                    16, 1990.

4.4                  IRA Endorsement.                               Incorporated by reference to Exhibit 4(d)
                                                                    to Pre-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-34562, filed October
                                                                    16, 1990.

4.5                  Company Name Change Endorsement.               Incorporated by reference to Exhibit 4(e)
                                                                    to Post-Effective Amendment No. 3 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-34562, filed March
                                                                    30, 1992.

4.6                  IRA Endorsement, MLNY009.                      Incorporated by reference to Exhibit
                                                                    4(d)(2) to Post-Effective Amendment No. 1
                                                                    to the Registrant's registration statement
                                                                    on Form S-1, File No. 33-60288, filed
                                                                    March 31, 1994.

10.1                 General Agency Agreement between Royal         Incorporated by reference to Exhibit 10(a)
                     Tandem Life Insurance Company and              to Pre-Effective Amendment No. 1 to the
                                                                    Registrant's





                     Merrill Lynch Life Agency Inc.                 registration statement on Form S-1, File
                                                                    No. 33-34562, filed October 16, 1990.

10.2                 Investment Management Agreement by and         Incorporated by reference to Exhibit 10(b)
                     between Royal Tandem Life Insurance            to Pre-Effective Amendment No. 1 to the
                     Company and Equitable Capital Management       Registrant's registration statement on
                     Corporation.                                   Form S-1, File No. 33-34562, filed October
                                                                    16, 1990.

10.3                 Shareholders' Agreement by and among The       Incorporated by reference to Exhibit 10(c)
                     Equitable Life Assurance Society of the        to Pre-Effective Amendment No. 1 to the
                     United States and Merrill Lynch & Co.,         Registrant's registration statement on
                     Inc. and Tandem Financial Group, Inc.          Form S-1, File No. 33-34562, filed October
                                                                    16, 1990.

10.4                 Service Agreement by and between Royal         Incorporated by reference to Exhibit 10(d)
                     Tandem Life Insurance Company and Tandem       to Pre-Effective Amendment No. 1 to the
                     Financial Group, Inc.                          Registrant's registration statement on
                                                                    Form S-1, File No. 33-34562, filed October
                                                                    16, 1990.

10.5                 Service Agreement by and between Tandem        Incorporated by reference to Exhibit 10(e)
                     Financial Group, Inc. and Merrill Lynch &      to Pre-Effective Amendment No. 1 to the
                     Co., Inc.                                      Registrant's registration statement on
                                                                    Form S-1, File No. 33-34562, filed October
                                                                    16, 1990.

10.6                 Form of Investment Management Agreement by     Incorporated by reference to Exhibit 10(f)
                     and between Royal Tandem Life Insurance        to Post-Effective Amendment No. 1 to the
                     Company and Merrill Lynch Asset                Registrant's registration statement on
                     Management, Inc.                               Form S-1, File No. 33-34562, filed March
                                                                    7, 1991.





10.7                 Assumption Reinsurance Agreement between       Incorporated by reference to Exhibit 10(g)
                     Merrill Lynch Life Insurance Company,          to Post-Effective Amendment No. 3 to the
                     Tandem Insurance Group, Inc. and Royal         Registrant's registration statement on
                     Tandem Life Insurance Company and Family       Form S-1, File No. 33-34562, filed March
                     Life Insurance Company.                        30, 1992.


10.8                 Indemnity Agreement between ML Life            Incorporated by reference to Exhibit 10(h)
                     Insurance Company of New York and Merrill      to Post-Effective Amendment No. 3 to the
                     Lynch Life Agency, Inc.                        Registrant's registration statement on
                                                                    Form S-1, File No. 33-34562, filed March
                                                                    30, 1992.

10.9                 Amended General Agency Agreement between       Incorporated by reference to Exhibit 10(i)
                     ML Life Insurance Company of New York and      to Post-Effective Amendment No. 3 to the
                     Merrill Lynch Life Agency, Inc.                Registrant's registration statement on
                                                                    Form S-1, File No. 33-34562, filed March
                                                                    30, 1992.

10.10                Amended Management Agreement between ML        Incorporated by reference to Exhibit 10(j)
                     Life Insurance Company of New York and         to the Registrant's registration statement
                     Merrill Lynch Asset Management, Inc.           on Form S-1, File No. 33-60288, filed
                                                                    March 30, 1993.

25.1                 Power of attorney of Frederick J.C.            Incorporated by reference to Exhibit 25(a)
                     Butler.                                        to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.





25.2                 Power of attorney of Michael P. Cogswell.      Incorporated by reference to Exhibit 25(b)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.

25.3                 Power of attorney of Sandra K. Cox.            Incorporated by reference to Exhibit 25(c)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.

25.4                 Power of attorney of Joseph E. Crowne.         Incorporated by reference to Exhibit 25(d)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.

25.5                 Power of attorney of David M. Dunford.         Incorporated by reference to Exhibit 25(e)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.

25.6                 Power of attorney of John C.R. Hele.           Incorporated by reference to Exhibit 25(f)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.





25.7                 Power of attorney of Robert L. Israeloff.      Incorporated by reference to Exhibit 25(g)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.

25.8                 Power of attorney of Allen N. Jones.           Incorporated by reference to Exhibit 25(h)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.

25.9                 Power of attorney of Cynthia L. Kahn.          Incorporated by reference to Exhibit 25(i)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.

25.10                Power of attorney of Robert A. King.           Incorporated by reference to Exhibit 25(j)
                                                                    to Post-Effective Amendment No. 1 the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.

25.11                Power of attorney of Irving M. Pollack.        Incorporated by reference to Exhibit 25(k)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.





25.12                Power of attorney of Barry G. Skolnick.        Incorporated by reference to Exhibit 25(l)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.

25.13                Power of attorney of William A. Wilde.         Incorporated by reference to Exhibit 25(m)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.

25.14                Power of Attorney of Anthony J. Vespa.         Incorporated by reference to Exhibit 25(n)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.

28.1                 Preliminary prospectus contained in Post-
                     Effective Amendment No. 1 to the
                     Registrant's registration statement, filed
                     March 31, 1994, pursuant to the Securities
                     Act of 1933, File No. 33-60288.





