Form 10-Q
period 1994-03-31
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1994-05-13
CIK 862923

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 1994
                   COMMISSION FILE NUMBER 33-34562; 33-60288

                     ML LIFE INSURANCE COMPANY OF NEW YORK
             (Exact name of Registrant as specified in its charter)

         NEW YORK                                            16-1020455
  (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                        Identification No.)

                               100 CHURCH STREET
                         NEW YORK, NEW YORK 10080-6511
                    (Address of Principal Executive Offices)

                                 (800) 333-6524
              (Registrant's telephone number including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X           No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                 COMMON 220,000

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

PART I  Financial Information

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in Thousands)

ASSETS                                                                March 31,     December 31,
                                                                         1994           1993
                                                                     -----------    ------------
                                                                            (Unaudited)
INVESTMENTS
  Fixed maturity securities available for sale, at estimated fair
    value (amortized cost:  1994 - $399,453; 1993 - $442,008)        $   402,114    $   458,916
  Equity securities available for sale, at estimated fair value
    (cost:  1994 - $8,348; 1993 - $8,387)                                 10,685          7,195
  Mortgage loans on real estate                                           17,627         17,627
  Policy loans on insurance contracts                                     74,980         73,380
                                                                     ------------   ------------
      Total Investments                                                  505,406        557,118

CASH AND CASH EQUIVALENTS                                                 13,739         26,919
ACCRUED INVESTMENT INCOME                                                  9,131         10,164
DEFERRED POLICY ACQUISITION COSTS                                         26,821         24,036
FEDERAL INCOME TAXES - DEFERRED                                           11,915         10,468
REINSURANCE RECEIVABLES                                                    1,633          1,685
OTHER ASSETS                                                               5,877          4,310
SEPARATE ACCOUNTS ASSETS                                                 445,828        410,613

                                                                     ------------   ------------

TOTAL ASSETS                                                         $ 1,020,350    $ 1,045,313
                                                                     ============   ============



See notes to financial statements                         (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Concluded) (Dollars in Thousands)

LIABILITIES AND STOCKHOLDER'S EQUITY                                  March 31,     December 31,
                                                                        1994            1993
                                                                     -----------    ------------
                                                                            (Unaudited)
LIABILITIES:
  POLICY LIABILITIES AND ACCRUALS:
    Policyholders' account balances                                  $   458,835    $   523,382
    Claims and claims settlement expenses                                  5,575          5,614
                                                                     ------------   ------------
      Total policy liabilities and accruals                              464,410        528,996

OTHER POLICYHOLDER FUNDS                                                   3,782          1,200
OTHER LIABILITIES                                                          7,094          5,641
FEDERAL INCOME TAXES - CURRENT                                             1,968            864
PAYABLE TO AFFILIATES - NET                                                5,130          5,223
SEPARATE ACCOUNTS LIABILITIES                                            445,828        410,613
                                                                     ------------   ------------
  Total Liabilities                                                      928,212        952,537
                                                                     ------------   ------------


STOCKHOLDER'S EQUITY:
  Common stock, $10 par value - 220,000 shares
     authorized, issued and outstanding                                    2,200          2,200
  Additional paid-in capital                                              83,006         83,006
  Retained earnings                                                        9,942          8,497
  Net unrealized investment loss                                          (3,010)          (927)
                                                                     ------------   ------------
    Total Stockholder's Equity                                            92,138         92,776
                                                                     ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $ 1,020,350    $ 1,045,313
                                                                     ============   ============




See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands)

                                                                         Three Months Ended
                                                                              March 31,
                                                                     ---------------------------
                                                                          1994           1993
                                                                     ------------   ------------
                                                                             (Unaudited)
REVENUES:
  Investment revenue:
    Net investment income                                            $     9,615    $    14,426
    Net realized investment gains                                             35            580
  Policy charge revenue                                                    2,465          1,770
                                                                     ------------   ------------
      Total Revenues                                                      12,115         16,776
                                                                     ------------   ------------
BENEFITS AND EXPENSES:
  Interest credited to policyholders' account balances                     7,328         12,971
  Market value adjustment expense                                             85             52
  Policy benefits (reinsurance recoveries: 1994 - $78;
     1993 - $265)                                                            331            186
  Reinsurance premium ceded                                                  320            291
  Amortization of deferred policy acquisition cost                         1,034          2,156
  Insurance expenses and taxes                                               794          1,217
                                                                     ------------   ------------
      Total Benefits and Expenses                                          9,892         16,873
                                                                     ------------   ------------
      Earnings (Loss) Before Federal Income
        Tax Provision (Benefit)                                            2,223            (97)

FEDERAL INCOME TAX PROVISION (BENEFIT):
  Current                                                                  1,104            496
  Deferred                                                                  (326)          (529)
                                                                     ------------   ------------
      Total Federal Income Tax Provision (Benefit)                           778            (33)
                                                                     ------------   ------------

NET EARNINGS (LOSS)                                                  $     1,445    $       (64)
                                                                     ============   ============






See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands)

                                                                                        Net
                                                      Additional                    unrealized        Total
                                          Common        paid-in        Retained     investment     stockholders'
                                          Stock         capital        earnings     gain (loss)       equity
                                       ------------   ------------   ------------   ------------   ------------
                                                                     (Unaudited)
BALANCE, JANUARY 1, 1993               $     2,200    $    83,006    $     6,689    $       352    $    92,247


  Net earnings                                   0              0          1,808              0          1,808

  Net unrealized investment loss                 0              0              0         (1,279)        (1,279)
                                       ------------   ------------   ------------   ------------   ------------

BALANCE, DECEMBER 31, 1993                   2,200         83,006          8,497           (927)        92,776

  Net earnings                                   0              0          1,445              0          1,445

  Net unrealized investment loss                 0              0              0         (2,083)        (2,083)
                                       ------------   ------------   ------------   ------------   ------------

BALANCE, MARCH 31, 1994                $     2,200    $    83,006    $     9,942    $    (3,010)   $    92,138
                                       ============   ============   ============   ============   ============




See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                          Three Months Ended
                                                                               March 31,
                                                                     ---------------------------
                                                                         1994          1993
                                                                     ------------   ------------
                                                                             (Unaudited)
OPERATING ACTIVITIES:
  Net earnings (loss)                                                $     1,445    $       (64)
    Adjustments to reconcile net earnings (loss) to net cash and cash equivalents provided (used) by operating activities:
      Amortization of deferred policy acquisition costs                    1,035          2,156
      Capitalization of policy acquisition costs                          (2,393)        (1,312)
      Amortization of fixed maturity securities                                4            241
      Net realized investment gains                                          (35)          (580)
      Interest credited to policyholders' account balances                 7,328         12,971
      Benefit for deferred Federal income tax                               (326)          (529)
      Cash and cash equivalents provided (used) by changes
        in operating assets and liabilities:
        Accrued investment income                                          1,033            124
        Policy liabilities and accruals                                      (39)          (642)
        Federal income taxes - current                                     1,104            828
        Other policyholder funds                                           2,582          1,321
        Payable from affiliates - net                                        (92)         2,386
      Policy loans                                                        (1,600)           363
      Other - net                                                           (153)         5,902
                                                                     ------------   ------------
        Net cash and cash equivalents provided by
          operating activities                                             9,893         23,165
                                                                     ------------   ------------

INVESTING ACTIVITIES:
  Fixed maturity securities sold                                          33,695         20,759
  Fixed maturity securities matured                                       29,513         77,885
  Fixed maturity securities purchased                                    (20,533)      (107,152)
  Equity securities available for sale sold                                   68              0
  Equity securities available for sale purchased                             (31)             0
                                                                     ------------   ------------
        Net cash and cash equivalents provided (used) by
          investing activities                                            42,712         (8,508)
                                                                     ------------   ------------



See notes to financial statements
   (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Concluded) (Dollars in Thousands)

                                                                          Three Months Ended
                                                                              March 31,
                                                                     ---------------------------
                                                                        1994            1993
                                                                     ------------   ------------
                                                                             (Unaudited)
FINANCING ACTIVITIES:
  Policyholders' account balances:
    Deposits                                                              14,658          9,926
    Withdrawals (net of transfers to Separate Accounts)                  (80,443)       (63,730)
                                                                     ------------   ------------
        Net cash and cash equivalents used by financing
          activities                                                     (65,785)       (53,804)
                                                                     ------------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (13,180)       (39,147)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                       26,919         41,122
                                                                     ------------   ------------

  End of period                                                      $    13,739    $     1,975
                                                                     ============   ============



See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1994


NOTE 1:  BASIS OF PRESENTATION:

ML Life Insurance Company of New York (the "Company"), is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co."). The Company sells life insurance and annuity products, including variable life insurance and variable annuities.

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. Results for the three months ended March 31, 1994 and 1993 are not necessarily indicative of annual results. To facilitate comparison with the current periods, certain amounts in the prior periods have been reclassified. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K ("1993 Report").

The Company recovered Federal income taxes of $0 and $(332,000) for the three months ended March 31, 1994 and 1993, respectively. The Company paid interest on affiliated borrowings of $80,000 and $21,000 for the three months ended March 31, 1994 and 1993, respectively.


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of New York and the National Association of Insurance Commissioners. Statutory capital and surplus at March 31, 1994 and December 31, 1993, was $61,366,000 and $57,333,000, respectively. For the three months ended March 31, 1994 and 1993, statutory net income was $3,077,000 and $605,000, respectively.

Item  2   Management's  Narrative Analysis  of  the  Results  of
Operations


This Management's Narrative Analysis of the Results of Operations should be read in conjunction with the accompanying financial statements and notes thereto, in addition to the 1993 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1993 Report.

Business Overview

The Company's gross earnings are principally derived from two sources: the net income from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as spread, and fees charged to variable life insurance and variable annuity contract owners. The costs associated with acquiring contract owner deposits are amortized over the period in which the Company anticipates holding those funds. In addition, the Company incurs expenses associated with the maintenance of inforce contracts.

Life insurance and annuity deposits received in the first three months of 1994 increased $4,732,000 to $14,658,000, when compared to the same period in 1993. The increase was attributable to an increase in sales of the Company's variable annuity product.

For 1994, approximately $228,000,000 of fixed deferred annuity liabilities will reach the expiration of their interest rate guarantee period. This represents approximately 44% of the Company's policy liabilities and accruals as of the beginning of 1994. During the first three months of 1994, approximately $77,000,000 of fixed deferred annuity liabilities reached the expiration of their interest rate guarantee period. At the expiration of an interest rate guarantee period, the contract owner has an option to either surrender or exchange the contract for another annuity product offered by the Company without incurring a surrender charge, or to "renew" with an adjustment of the interest crediting rate to the prevailing rate at the time of renewal. The Company has offered those contract owners the opportunity to exchange their contract for either a variable annuity or market value adjusted annuity contract. The following table summarizes the contract owners' selections for the first quarter of 1994 and for the year ending December 31, 1993:

                                                      1994                1993
                                                 ---------------     ---------------
                                                 Amount      %       Amount      %
                                                 -------   -----     -------   -----
                                                         (Dollars in Millions)
Renewed  with an  adjustment to the
 applicable interest crediting rate               $  12     16%      $   76     25%
Exchanged  into  either  the variable annuity
 product or the market value adjusted
 annuity product                                     40     51%         101     33%
Surrendered                                          25     33%         127     42%
                                                  ------   -----     -------   -----
Total                                             $  77    100%      $  304    100%



The rates of renewal, exchange and surrender experienced are consistent with management's projections.

To fund all business activities, the Company maintains an investment portfolio of high quality and liquidity. As of March
31, 1994, the Company's invested assets and cash equivalents consist of approximately 55% liquid or readily marketable securities.

As  of  March  31,  1994,   approximately   $39,500,000   (9.8%)
of  the  Company's  fixed  maturity  securities,  were  invested in  securities  considered  non-investment  grade.  The  Company
defines   non-investment  grade  as  unsecured  corporate   debt
obligations  which do not have a rating equivalent  to  Standard and Poor's BBB or higher (or similar rating agency), and are not
guaranteed  by  an  agency  of  the  federal  government.   Non-
investment  grade securities are speculative and are subject  to significantly  greater risks related to the creditworthiness  of the issuers and the liquidity of the market for such securities.
The  Company  carefully  selects,  and  closely  monitors,  such investments.


Results of Operations

For the three month periods ended March 31, 1994 and 1993, the Company reported net earnings of $1,445,000 and a net loss of $(64,000), respectively.

Net  investment  income  and  interest credited to policy holder
account   balances   for   the  three  months  ended  March  31,
1994  as  compared   to   the   same   period   in   1993   have
declined    by    approximately   $4,811,000   and   $5,643,000,
respectively, resulting in a net increase in interest spread  of
$832,000.   This  increase  in  interest  spread  is   primarily
attributable  to  the  adjustment  of  the  guaranteed  interest crediting rate on those contracts which have reached the end  of their interest rate guarantee period to the prevailing rate.

Net realized investment gains declined $545,000 for the three months ended March 31, 1994 as compared to the same period in 1993 principally as a result of changes in the interest rate environment between the two periods. During the first quarter of 1994, interest rates rose from the historically low levels reached during 1993 generally reducing the fair value of the fixed maturity securities portfolio.

Policy charge revenue increased $695,000 during the current three month period as compared to the same period during 1993.
This is primarily attributable to the increase in contracts in force of the variable annuity product.

Policy benefits increased approximately $145,000 during the current three month period as compared to the same period during 1993 due to a period to period change in mortality experience.
The Company's reinsurance and risk retention programs have remained unchanged between 1994 and 1993.

Amortization  of  deferred  policy acquisition  costs  decreased approximately $1,122,000 during the three months ended March 31,
1994  as  compared to the same period in 1993. ML  of  New  York adjusts  the  amortization of deferred policy acquisition  costs based  on realized investment gains recognized on normal trading
activity   in   ML   of   New   York's  investment   portfolios.
Approximately  $500,000  of  the  decrease  in  deferred  policy acquisition costs is attributable to the decrease during 1994 in realized  investment gains. The remainder  of  the  decrease  in amortization  is  attributable to a  decline  in  fixed  annuity contracts  inforce  partially  offset  by  an  increase  in  the variable annuity contracts inforce.

Insurance  expenses  and taxes decreased approximately  $423,000 during  the current three month period as compared to  the  same period during 1993. The reduction in expenses is attributable to operational  efficiencies  and the  completion  during  1993  of certain policy administration system enhancements.






PART II  Other Information

Item 1.  Legal Proceedings.

         Nothing to report.

Item 5.  Other Information.

         Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             None.

         (b) Reports on Form 8-K.

             None.






                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ML LIFE INSURANCE COMPANY OF NEW YORK

                                          /s/  JOSEPH E. CROWNE
                                        -------------------------------------
                                               Joseph E. Crowne
                                               Senior Vice President and
                                               Chief Financial Officer

Date: May 12, 1994





                                        I-3
