Form 10-Q
period 1994-06-30
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1994-08-12
CIK 862923

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

                   FOR THE FISCAL QUARTER ENDED JUNE 30, 1994
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

PART I  Financial Information


ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)
- - ------------------------------------------------------------------

BALANCE SHEETS
(Dollars in Thousands)
==============================================================================

ASSETS                                                                     June 30,      December 31,
                                                                             1994            1993
                                                                       --------------    --------------
                                                                                 (Unaudited)
INVESTMENTS:
 Fixed maturity securities available for sale, at estimated fair
  value (amortized cost:  1994 - $328,640; 1993 - $442,008)            $    324,763      $    458,916
 Equity securities available for sale, at estimated fair value
  (cost:  1994 - $8,299; 1993 - $8,387)                                       7,251             7,195
 Mortgage loans on real estate                                                7,939            17,627
 Policy loans on insurance contracts                                         77,424            73,380
                                                                       --------------    --------------
   Total Investments                                                        417,377           557,118

CASH AND CASH EQUIVALENTS                                                    19,605            26,919
ACCRUED INVESTMENT INCOME                                                     8,123            10,164
DEFERRED POLICY ACQUISITION COSTS                                            28,179            24,036
FEDERAL INCOME TAXES - DEFERRED                                              12,279            10,468
REINSURANCE RECEIVABLES                                                       1,457             1,685
OTHER ASSETS                                                                  2,353             4,310
SEPARATE ACCOUNTS ASSETS                                                    465,032           410,613
                                                                       --------------    --------------

TOTAL ASSETS                                                           $    954,405      $  1,045,313
                                                                       ==============    ==============









See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)
- - ------------------------------------------------------------------

BALANCE SHEETS
(Concluded) (Dollars in Thousands)
==============================================================================


LIABILITIES AND STOCKHOLDER'S EQUITY                                       June 30,      December 31,
                                                                             1994             1993
                                                                       --------------    --------------
                                                                                (Unaudited)
LIABILITIES:
POLICY LIABILITIES AND ACCRUALS:
  Policyholders' account balances                                      $    378,078      $    523,382
  Claims and claims settlement expenses                                       1,925             5,614
                                                                       --------------    --------------
   Total policy liabilities and accruals                                    380,003           528,996

OTHER POLICYHOLDER FUNDS                                                      2,923             1,200
OTHER LIABILITIES                                                             5,005             5,641
FEDERAL INCOME TAXES - CURRENT                                                1,646               864
PAYABLE TO AFFILIATES - NET                                                   7,325             5,223
SEPARATE ACCOUNTS LIABILITIES                                               465,032           410,613
                                                                       --------------    --------------
 Total Liabilities                                                          861,934           952,537
                                                                       --------------    --------------


STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
    authorized, issued and outstanding                                        2,200             2,200
 Additional paid-in capital                                                  83,006            83,006
 Retained earnings                                                            9,971             8,497
 Net unrealized investment loss                                              (2,706)             (927)
                                                                       --------------    --------------
  Total Stockholder's Equity                                                 92,471            92,776
                                                                       --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $    954,405      $  1,045,313
                                                                       ==============    ==============


See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)
- - ------------------------------------------------------------------

STATEMENTS OF EARNINGS
(Dollars in Thousands)
==============================================================================

                                                                              Six Months Ended
                                                                                   June 30,
                                                                       --------------------------------
                                                                             1994            1993
                                                                       --------------    --------------
                                                                                 (Unaudited)
REVENUES:
 Investment revenue:
  Net investment income                                                $     17,351      $     27,661
  Net realized investment gains (losses)                                     (1,252)            2,581
 Policy charge revenue                                                        4,990             3,983
                                                                       --------------    --------------
   Total Revenues                                                            21,089            34,225
                                                                       --------------    --------------

BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                        13,276            25,172
 Market value adjustment expense                                                121               254
 Policy benefits (net of reinsurance recoveries:  1994 - $280;
  1993 - $410)                                                                1,148               615
 Reinsurance premium ceded                                                      632               596
 Amortization of deferred policy acquisition costs                            1,935             4,188
 Insurance expenses and taxes                                                 1,710             2,709
                                                                       --------------    --------------
   Total Benefits and Expenses                                               18,822            33,534
                                                                       --------------    --------------
   Earnings Before Federal Income
    Tax Provision                                                             2,267               691

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                      1,646             1,122
 Deferred                                                                      (853)             (887)
                                                                       --------------    --------------
   Total Federal Income Tax Provision                                           793               235
                                                                       --------------    --------------
NET EARNINGS                                                           $      1,474      $        456
                                                                       ==============    ==============

See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)
- - ------------------------------------------------------------------

STATEMENTS OF EARNINGS
(Dollars in Thousands)
==============================================================================

                                                                             Three Months Ended
                                                                                  June 30,
                                                                       --------------------------------
                                                                             1994            1993
                                                                       --------------    --------------
                                                                                 (Unaudited)
REVENUES:
 Investment revenue:
  Net investment income                                                $      7,736      $     13,235
  Net realized investment gains (losses)                                     (1,287)            2,001
 Policy charge revenue                                                        2,525             2,213
                                                                       --------------    --------------
   Total Revenues                                                             8,974            17,449
                                                                       --------------    --------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                         5,948            12,201
 Market value adjustment expense                                                 36               202
 Policy benefits (net of reinsurance recoveries:  1994 - $202;
  1993 - $145)                                                                  817               429
 Reinsurance premium ceded                                                      312               305
 Amortization of deferred policy acquisition costs                              901             2,032
 Insurance expenses and taxes                                                   916             1,492
                                                                       --------------    --------------
   Total Benefits and Expenses                                                8,930            16,661
                                                                       --------------    --------------
   Earnings Before Federal Income
    Tax Provision                                                                44               788

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                        543               626
 Deferred                                                                      (527)             (358)
                                                                       --------------    --------------
   Total Federal Income Tax Provision                                            16               268
                                                                       --------------    --------------

NET EARNINGS                                                           $         28      $        520
                                                                       ==============    ==============



See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)
- - ------------------------------------------------------------------

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands)
=============================================================================

                                                                                  Net
                                                    Additional                 unrealized        Total
                                         Common      paid-in       Retained    investment     stockholder's
                                         stock       capital       earnings    gain (loss)       equity
                                       ----------- ------------- ------------- ------------- --------------
                                                                 (Unaudited)
BALANCE, JANUARY 1, 1993               $    2,200  $     83,006  $      6,689  $        352  $      92,247

 Net earnings                                   0             0         1,808             0          1,808

 Net unrealized investment loss                 0             0             0        (1,279)        (1,279)
                                       ----------- ------------- ------------- ------------- --------------


BALANCE, DECEMBER 31, 1993                  2,200        83,006         8,497          (927)        92,776

 Net earnings                                   0             0         1,474             0          1,474

 Net unrealized investment loss                 0             0             0        (1,779)        (1,779)
                                       ----------- ------------- ------------- ------------- --------------

BALANCE, JUNE 30, 1994                 $    2,200   $    83,006  $      9,971  $     (2,706) $      92,471
                                       ===========  ============ ============= ============= ==============


See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)
- - ------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
=============================================================================

                                                                            Six Months Ended
                                                                                June 30,
                                                                       --------------------------------
                                                                           1994             1993
                                                                       --------------    --------------
                                                                                 (Unaudited)
OPERATING ACTIVITIES:
 Net earnings                                                          $      1,474      $        456
  Adjustments to reconcile net earnings to net cash and
   cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                          1,935             4,188
   Capitalization of policy acquisition costs                                (5,308)           (2,416)
   Amortization of fixed maturity securities                                    (68)              727
   Net realized investment (gains) losses                                     1,252            (2,581)
   Interest credited to policyholders' account balances                      13,276            25,172
   Benefit for deferred Federal income tax                                     (853)             (887)
   Cash and cash equivalents provided (used) by changes
    in operating assets and liabilities:
    Accrued investment income                                                 2,041             1,337
    Claims and claims settlement expenses                                    (3,689)             (694)
    Federal income taxes - current                                              782             1,492
    Other policyholder funds                                                  1,723             2,094
    Payable to affiliates - net                                               2,102            (6,950)
   Change in policy loans                                                    (4,044)           (3,627)
   Other - net                                                                1,547               158
                                                                       --------------    --------------
    Net cash and cash equivalents provided by
     operating activities                                                    12,170            18,469
                                                                       --------------    --------------
INVESTING ACTIVITIES:
 Fixed maturity securities sold                                              80,396            31,387
 Fixed maturity securities matured                                           55,404           167,283
 Fixed maturity securities purchased                                        (24,312)         (154,513)
 Equity securities available for sale sold                                    1,501             2,066
 Equity securities available for sale purchased                                 (29)              (86)
 Mortgage loans on real estate principal payments received                    9,000             2,063
                                                                       --------------    --------------
    Net cash and cash equivalents provided by
     investing activities                                                   121,960            48,200
                                                                       --------------    --------------

See notes to financial statements
   (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)
- - ------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
(Concluded) (Dollars in Thousands)
=============================================================================

                                                                             Six Months Ended
                                                                                 June 30,
                                                                       --------------------------------
                                                                           1994             1993
                                                                       --------------    --------------
                                                                                (Unaudited)
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                   31,369            24,325
  Withdrawals (includes transfers to Separate Accounts)                    (172,813)         (117,897)
                                                                       --------------    --------------
    Net cash and cash equivalents used by financing
     activities                                                            (141,444)          (93,572)
                                                                       --------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (7,314)          (26,903)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                           26,919            41,122
                                                                       --------------    --------------

 End of period                                                         $     19,605      $     14,219
                                                                       ==============    ==============



See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1994
================================================================

NOTE 1:  BASIS OF PRESENTATION:

ML Life Insurance Company of New York (the "Company") is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co."). The Company sells life insurance and annuity products, including variable life insurance and variable annuities.

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. Results for the three and six months ended June 30, 1994 and 1993 are not necessarily indicative of annual results. To facilitate comparison with the current periods, certain amounts in the prior periods have been reclassified. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K ("1993 Report").

The Company paid (recovered) Federal income taxes of $865,000 and $(332,000) for the six months ended June 30, 1994 and 1993, respectively. The Company paid interest on affiliated borrowings of $177,000 and $183,000 for the six months ended June 30, 1994 and 1993, respectively.


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of New York and the National Association of Insurance Commissioners. Statutory capital and surplus at June 30, 1994 and December 31, 1993, was $61,675,000 and $57,333,000, respectively. For the six months ended June 30, 1994 and 1993, statutory net income was $3,700,000 and $3,311,000, respectively.

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

Changes in revenues and expenses in most cases are similar for the three month and six month periods. Therefore, the discussion emphasizes the comparison between the six months of 1994 and 1993, with additional information on the three month periods presented where appropriate.

Business Overview

The Company's earnings are principally derived from two sources: the net income from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as spread, and fees charged to variable life insurance and variable annuity contract owners. The costs associated with acquiring contract owner deposits are amortized over the period in which the Company anticipates holding those funds. In addition, the Company incurs expenses associated with the maintenance of inforce contracts.

Life insurance and annuity deposits received in the first six months of 1994 increased $7,044,000 to $31,369,000, when compared to the same period in 1993. The increase was primarily attributable to sales of the Company's variable annuity product.

For all of 1994, approximately $228,000,000 of fixed deferred annuity liabilities will reach the expiration of their interest rate guarantee period. This represents approximately 44% of the Company's policy liabilities and accruals as of the beginning of 1994. During the first six months of 1994, approximately $168,000,000 of these fixed deferred annuity liabilities reached the expiration of their interest rate guarantee period. At the expiration of an interest rate guarantee period, the contract owner has an option to either surrender without incurring a surrender charge or to "renew" with an adjustment of the interest crediting rate to the prevailing rate at the time of renewal. The Company has offered those contract owners electing to surrender the opportunity to exchange their contract for either a variable annuity or market value adjusted annuity contract. The following table summarizes the contract owners' selections for the first six months of 1994 and for the year ended December 31, 1993:

                                                    1994             1993
                                               -------------     -------------
                                               Amount   %        Amount   %
                                               ------  -----     ------  -----
                                                   (Dollars in Millions)

Renewed with an adjustment to the
 applicable interest crediting rate            $   25   15%      $   76   25%
Exchanged into either the variable annuity
 product or the market value adjusted
 annuity product offered by the Company            83   49%         101   33%
Surrendered                                        60   36%         127   42%
                                               ------  -----     ------  -----
Total                                          $  168  100%      $  304  100%
                                               ======  =====     ======  =====

The rates of renewal, exchange and surrender experienced are consistent with management's projections. As of June 30, 1994, substantially all fixed deferred annuity contracts have reached the expiration of their initial interest rate guarantee period. As a result, for the remainder of 1994 and for 1995 it is anticipated that the lapse experience of the inforce fixed deferred annuity business will be significantly reduced from the levels of the preceding two years.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 1994, the Company's invested assets and cash equivalents consisted of approximately 56% liquid or readily marketable securities.

As  of  June 30, 1994, approximately $34,900,000 (10.8%) of  the
Company's         fixed       maturity      securities      were
considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.


Results of Operations

For the six month periods ended June 30, 1994 and 1993, the Company reported net earnings of $1,474,000 and $456,000, respectively. For the three month periods ended June 30, 1994 and 1993, the Company reported $28,000 and $520,000, respectively.

Net investment income and interest credited to policyholders account balances for the six months ended June 30, 1994 as compared to the same period in 1993 have declined by approximately $10,310,000 and $11,896,000, respectively, resulting in a net increase in interest spread of $1,586,000. This increase in interest spread is primarily attributable to the adjustment of the guaranteed interest crediting rate on those contracts which have reached the end of their interest rate guarantee period and were renewed at the prevailing rate.

Net realized investment gains (losses) declined $3,833,000 for the six months ended June 30, 1994 as compared to the same period in 1993. Approximately $2,000,000 of the decline was attributable to second quarter 1994 credit related adjustments of book value on certain fixed maturity securities and a commercial mortgage loan. The remainder of the decline was a result of dispositions resulting in substantially reduced net realized investment gains during the current six month period as compared to the same period during 1993. During the first six months of 1994, interest rates rose from the historically low levels reached during 1993 generally reducing the fair value of the fixed maturity securities portfolio.

Policy charge revenue increased $1,007,000 during the current six month period as compared to the same period during 1993.
This is primarily attributable to the increase in contracts in force of the variable annuity product.

Policy benefits increased approximately $533,000 during the current six month period as compared to the same period during 1993 due to a period to period change in mortality experience. The Company's reinsurance and risk retention programs have remained unchanged between 1994 and 1993.

Amortization of deferred policy acquisition costs decreased approximately $2,253,000 during the six months ended June 30, 1994 as compared to the same period in 1993. The Company adjusts the amortization of deferred policy acquisition costs based on realized investment gains recognized on normal dispositions in the Company's investment portfolios. Approximately $1,000,000 of the decrease in deferred policy acquisition costs is attributable to the decrease during 1994 in realized investment gains. The remainder of the decrease in amortization is attributable to a decline in fixed annuity contracts inforce partially offset by an increase in the variable annuity contracts inforce.

Insurance expenses and taxes decreased approximately $999,000 during the current six month period as compared to the same period during 1993. The reduction in expenses is attributable to operational efficiencies and the completion during 1993 of certain policy administration system enhancements.

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

Date: August 11, 1994