Form 10-Q
period 1994-09-30
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1994-11-14
CIK 862923

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

                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1994
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

                             Yes  X           No
                                 ---             ---
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

PART I  Financial Information

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)
- - ----------------------------------------------------------------------------
BALANCE SHEETS
(Dollars in Thousands) (Unaudited)
============================================================================

ASSETS                                                                  September 30,          December 31,
- - ------                                                                      1994                    1993
                                                                        ------------           ------------

INVESTMENTS:
 Fixed maturity securities available for sale, at estimated fair
  value (amortized cost:  1994 - $314,060; 1993 - $442,008)             $    307,027           $     458,916
 Equity securities available for sale, at estimated fair value
  (cost:  1994 - $3,987; 1993 - $8,387)                                        4,926                   7,195
 Mortgage loans on real estate                                                 7,939                  17,627
 Policy loans on insurance contracts                                          75,827                  73,380
                                                                        ------------           -------------
   Total Investments                                                         395,719                 557,118

CASH AND CASH EQUIVALENTS                                                      8,371                  27,464
ACCRUED INVESTMENT INCOME                                                      7,951                  10,164
DEFERRED POLICY ACQUISITION COSTS                                             29,036                  24,036
FEDERAL INCOME TAXES - CURRENT                                                 2,029                       0
FEDERAL INCOME TAXES - DEFERRED                                               10,391                  10,468
REINSURANCE RECEIVABLES                                                          479                   1,685
OTHER ASSETS                                                                   8,816                   3,765
SEPARATE ACCOUNTS ASSETS                                                     477,701                 410,613
                                                                       -------------           -------------
TOTAL ASSETS                                                           $     940,493           $   1,045,313
                                                                       =============           =============












See notes to financial statements                                  (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)
- - -------------------------------------------------------------------------------
BALANCE SHEETS
(Concluded) (Dollars in Thousands) (Unaudited)
===============================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY                                   September 30,            December 31,
- - ------------------------------------                                       1994                     1993
                                                                       -------------           -------------
LIABILITIES:
POLICY LIABILITIES AND ACCRUALS:
  Policyholders' account balances                                      $     353,581           $     523,382
  Claims and claims settlement expenses                                        2,322                   5,614
                                                                       -------------           -------------
   Total policy liabilities and accruals                                     355,903                 528,996

OTHER POLICYHOLDER FUNDS                                                       2,846                   1,200
OTHER LIABILITIES                                                              4,438                   5,641
FEDERAL INCOME TAXES - CURRENT                                                     0                     864
PAYABLE TO AFFILIATES - NET                                                    5,441                   5,223
SEPARATE ACCOUNTS LIABILITIES                                                477,701                 410,613
                                                                       -------------           -------------
 Total Liabilities                                                           846,329                 952,537
                                                                       -------------           -------------


STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
    authorized, issued and outstanding                                         2,200                   2,200
 Additional paid-in capital                                                   83,006                  83,006
 Retained earnings                                                            12,216                   8,497
 Net unrealized investment loss                                               (3,258)                   (927)
                                                                       -------------           -------------
  Total Stockholder's Equity                                                  94,164                  92,776
                                                                       -------------           -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $     940,493           $   1,045,313
                                                                       =============           =============











See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)
- - -------------------------------------------------------------------------------
STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)
===============================================================================

                                                                                  Nine Months Ended
                                                                                     September 30,

                                                                            1994                    1993
                                                                       -------------           -------------
REVENUES:
 Investment revenue:
  Net investment income                                                $      24,900           $      39,834
  Net realized investment gains (losses)                                      (2,148)                  4,332
 Policy charge revenue                                                         7,630                   5,776
                                                                       -------------           -------------
   Total Revenues                                                             30,382                  49,942
                                                                       -------------           -------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                         18,057                  35,646
 Market value adjustment expense                                                 130                     446
 Policy benefits (net of reinsurance recoveries:  1994 - $432;
  1993 - $575)                                                                 1,246                     829
 Reinsurance premium ceded                                                       836                     877
 Amortization of deferred policy acquisition costs                             2,944                   7,121
 Insurance expenses and taxes                                                  2,502                   4,005
                                                                       -------------           -------------
   Total Benefits and Expenses                                                25,715                  48,924
                                                                       -------------           -------------
   Earnings Before Federal Income
    Tax Provision                                                              4,667                   1,018

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                        (383)                  1,886
 Deferred                                                                      1,331                  (1,779)
                                                                       -------------           -------------
   Total Federal Income Tax Provision                                            948                     107
                                                                       -------------           -------------
NET EARNINGS                                                           $       3,719           $         911
                                                                       =============           =============






See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)
- - ---------------------------------------------------------------------------
STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)
============================================================================


                                                                                Three Months Ended
                                                                                   September 30,
                                                                       -------------------------------------
                                                                            1994                   1993
                                                                       -------------           -------------
REVENUES:
 Investment revenue:
  Net investment income                                                $       7,549           $      12,173
  Net realized investment gains (losses)                                        (896)                  1,751
 Policy charge revenue                                                         2,640                   1,793
                                                                       -------------           ------------
   Total Revenues                                                              9,293                  15,717
                                                                       -------------           -------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                          4,781                  10,474
 Market value adjustment expense                                                   9                     192
 Policy benefits (net of reinsurance recoveries:  1994 - $200;
  1993 - $165)                                                                    98                     214
 Reinsurance premium ceded                                                       204                     281
 Amortization of deferred policy acquisition costs                             1,009                   2,933
 Insurance expenses and taxes                                                    793                   1,296
                                                                       -------------           -------------
   Total Benefits and Expenses                                                 6,894                  15,390
                                                                       -------------           -------------
   Earnings Before Federal Income
    Tax Provision (Benefit)                                                    2,399                     327

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                      (2,029)                    764
 Deferred                                                                      2,184                    (892)
                                                                       -------------           -------------
   Total Federal Income Tax Provision                                            155                    (128)
                                                                       -------------           -------------
NET EARNINGS                                                           $       2,244           $         455
                                                                       =============           =============





See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)
- - -------------------------------------------------------------------------------
STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)
=============================================================================

                                                                                                   Net
                                                               Additional                       unrealized           Total
                                                 Common          paid-in         Retained       investment        stockholder's
                                                 Stock           capital         earnings       gain (loss)          equity
                                               ----------     ------------     ------------     ------------      -----------
BALANCE, JANUARY 1, 1993                       $    2,200     $     83,006     $      6,689     $        352      $    92,247

 Net earnings                                           0                0            1,808                0            1,808

 Net unrealized investment loss                         0                0                0           (1,279)          (1,279)
                                               ----------     ------------     ------------     ------------      -----------
BALANCE, DECEMBER 31, 1993                          2,200           83,006            8,497             (927)          92,776

 Net earnings                                           0                0            3,719                0            3,719

 Net unrealized investment loss                         0                0                0           (2,331)          (2,331)
                                               ----------      -----------     ------------     ------------      -----------
BALANCE, SEPTEMBER 30, 1994                    $    2,200      $    83,006     $     12,216     $     (3,258)     $    94,164
                                               ==========      ===========     ============     ============      ===========






















See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)
- - -----------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)
=============================================================================

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                       -------------------------------------
                                                                            1994                   1993
                                                                       -------------           -------------
OPERATING ACTIVITIES:
 Net earnings                                                          $       3,719           $         911
  Adjustments to reconcile net earnings to net cash and
   cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                           2,944                   7,121
   Capitalization of policy acquisition costs                                 (6,958)                 (4,415)
   Amortization of fixed maturity securities                                    (262)                  1,015
   Net realized investment (gains) losses                                      2,148                  (4,332)
   Interest credited to policyholders' account balances                       18,057                  35,646
   Provision (benefit) for deferred Federal income tax                         1,331                  (1,779)
   Cash and cash equivalents provided (used) by changes in
operating assets and liabilities:
    Accrued investment income                                                  2,213                   2,158
    Claims and claim settlement expenses                                      (3,292)                   (907)
    Federal income taxes - current                                            (2,893)                  2,218
    Other policyholder funds                                                   1,646                   3,049
    Payable to affiliates - net                                                  218                   4,825
   Change in policy loans                                                     (2,447)                 (4,953)
   Other - net                                                                (5,051)                  5,154
    Net cash and cash equivalents provided by                          -------------           -------------
     operating activities                                                     11,373                  45,711
                                                                       -------------           -------------
INVESTING ACTIVITIES:
 Fixed maturity securities sold                                               91,690                  53,659
 Fixed maturity securities matured                                            79,814                 234,208
 Fixed maturity securities purchased                                         (45,282)               (210,882)
 Equity securities available for sale sold                                     4,955                   2,883
 Equity securities available for sale purchased                                  (28)                   (109)
 Mortgage loans on real estate principal payments received                     9,000                   4,384
    Net cash and cash equivalents provided by                          -------------           -------------
     investing activities                                                    140,149                  84,143
                                                                       -------------           -------------









See notes to financial statements                               (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)
- - -------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
(Concluded) (Dollars in Thousands) (Unaudited)
===============================================================================

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                       -------------------------------------
                                                                            1994                     1993
                                                                       -------------           ------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                    45,800                  23,689
  Withdrawals (includes transfers to Separate Accounts)                     (216,415)               (190,336)
    Net cash and cash equivalents used by financing                    -------------           -------------
     activities                                                             (170,615)               (166,647)
                                                                       -------------           -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (19,093)                (36,793)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                            27,464                  41,122
                                                                       -------------           -------------
 End of period                                                         $       8,371           $       4,329
                                                                       =============           =============

























See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)
- - -------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1994
===============================================================================

NOTE 1:  BASIS OF PRESENTATION:

ML Life Insurance Company of New York (the "Company") is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co."). The Company sells life insurance and annuity products, including variable life insurance and variable annuities.

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. Results for the three and nine months ended September 30, 1994 and 1993 are not necessarily indicative of annual results. To facilitate comparison with the current periods, certain amounts in the prior periods have been reclassified. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K ("1993 Report").

The Company paid (recovered) Federal income taxes of $2.5 million and $(0.3) million for the nine months ended September 30, 1994 and 1993, respectively. The Company paid interest on affiliated borrowings of $0.1 million and $0.3 million for the nine months ended September 30, 1994 and 1993, respectively.


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of New York and the National Association of Insurance Commissioners. Statutory capital and surplus at September 30, 1994 and December 31, 1993, was $66.7 million and $57.3 million, respectively. For the nine months ended September 30, 1994 and 1993, statutory net income was $3.7 million and $4.8 million, respectively.

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

Changes in revenues and expenses in most cases are similar for the three and nine months periods. Therefore, the discussion emphasizes the comparison between the nine months of 1994 and 1993, with additional information on the three month periods presented where appropriate.

Business Overview
- - -----------------

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

Life insurance and annuity deposits received in the first nine months of 1994 increased $22.1 million to $45.8 million, when compared to the same period in 1993. The increase was primarily attributable to an increase in sales of the Company's variable annuity product.

During 1994, approximately $228.0 million of fixed deferred annuity liabilities will reach the expiration of their interest rate guarantee period. This represents approximately 44% of the Company's policy liabilities and accruals as of the beginning of 1994. During the first nine months of 1994, approximately $192.0 million of these fixed deferred annuity liabilities reached the expiration of their interest rate guarantee period. At the expiration of an interest rate guarantee period, the contract owner has an option to either surrender without incurring a surrender charge, or to "renew" with an adjustment of the interest crediting rate to the prevailing rate at the time of renewal. The Company has offered those contract owners electing to surrender the opportunity to exchange their contract for either a variable annuity or market value adjusted annuity contract. The following table summarizes the contract owners' selections for the first nine months of 1994 and for the year ended December 31, 1993:

                                                             1994                   1993
                                                       ----------------       ----------------
                                                        Amount       %         Amount       %
                                                       --------    ----       --------    ----
                                                                 (Dollars in Millions)

Renewed with an adjustment to the
 applicable interest crediting rate                    $     23     12%       $     76     25%
Exchanged into either the variable annuity
 product or the market value adjusted
 annuity product offered by the Company                      96     50%            101     33%
Surrendered                                                  73     38%            127     42%
                                                       --------    ----       --------    ----
Total                                                  $    192    100%       $    304    100%
                                                       ========    ====       ========    ====

The rates of renewal, exchange and surrender experienced are consistent with management's expectations. For 1995 and 1996, fixed deferred annuity liabilities which will reach the expiration of their interest rate guarantee period will decline significantly from the 1993 and 1994 levels to $45.0 million and $8.0 million, respectively.


To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 1994, the Company's invested assets and cash equivalents less policy loans consisted of approximately 66% liquid or readily marketable securities.

As of September 30, 1994, approximately $28.8 million (9.4%) of the Company's fixed maturity securities, were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.


Results of Operations
- - ---------------------

For the nine month periods ended September 30, 1994 and 1993, the Company reported net earnings of $3.7 million and $0.9 million, respectively. For the three month periods ended September 30, 1994 and 1993, the Company reported $2.2 million and $0.5 million, respectively.

Net investment income and interest credited to policyholders account balances for the nine months ended September 30, 1994 as compared to the same period in 1993 have declined by approximately $14.9 million and $17.6 million, respectively, resulting in a net increase in interest spread of $2.7 million.

This increase in interest spread is primarily attributable to the adjustment of the guaranteed interest crediting rate on those contracts which have reached the end of their interest rate guarantee period and were renewed at the prevailing rate.

Net realized investment gains (losses) declined $6.5 million for the nine months ended September 30, 1994 as compared to the same period in 1993. The decline was a result of dispositions resulting in substantially reduced net realized investment gains during the current nine month period as compared to the same period during 1993. During the first nine months of 1994, interest rates rose from the historically low levels reached during 1993 generally reducing the fair value of the fixed maturity securities portfolio.

Policy charge revenue increased $1.9 million during the current nine month period as compared to the same period during 1993. This is primarily attributable to an 124% increase in policyholders account balances, as compared to December 31, 1993, of the variable annuity product.

Amortization of deferred policy acquisition costs decreased approximately $4.2 million during the nine months ended September 30, 1994 as compared to the same period in 1993. The Company adjusts the amortization of deferred policy acquisition costs based on realized investment gains recognized on normal dispositions in the Company's investment portfolios. The decline in realized investment gains during the current nine month period as compared to the same period during 1993 contributed to the reduction in amortization of deferred acquisition costs. Additionally, contributing to the decrease in amortization is a decline in fixed annuity contracts inforce partially offset by the increase in the variable annuity contracts inforce.

Insurance expenses and taxes decreased approximately $1.5 million during the current nine month period as compared to the same period during 1993. The reduction in expenses is attributable to operational efficiencies and the completion during 1993 of certain policy administration system enhancements.

The  Company's effective federal income tax rate increased  from
11% during the first nine months of 1993 to 20% for the same period during 1994. During the third quarter 1993, the Federal corporate income tax rate was increased from 34% to 35%. The increased rate was utilized in revaluing the deferred tax asset and resulted in a $0.2 million increase in deferred tax benefit. During the third quarter 1994, the Company recorded a $0.6 million reduction to prior years tax liabilities during the current period.

PART II  Other Information

Item 1.  Legal Proceedings.

         Nothing to report.

Item 5.  Other Information.

         Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             Exhibit 27.
             Financial Data Schedule.

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

                                       ML LIFE INSURANCE COMPANY OF NEW YORK

                                          /s/  JOSEPH E. CROWNE
                                        -------------------------------------
                                               Joseph E. Crowne
                                               Senior Vice President and
                                               Chief Financial Officer

Date: November 11, 1994

                                EXHIBIT INDEX
                                -------------



     EXHIBIT NO.             DESCRIPTION
     -----------             -----------

         27             Financial Data Schedule