Form 10-K405
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1995-03-30
CIK 862923

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

                    Commission File Nos. 33-34562; 33-60288

                     ML LIFE INSURANCE COMPANY OF NEW YORK
             (Exact name of Registrant as specified in its charter)

           New York                                          16-1020455
---------------------------------                 ----------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification No.)
 incorporation or organization)

                         100 Church Street, 11th Floor
                           New York, New York  10080-6511
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                1 (212) 602-8250
                ------------------------------------------------
                (Registrant's telephone no. including area code)

                 Securities registered pursuant to Section 12(b) or 12(g) of the Act: None

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X     No
                                                               -------    -----

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

                 Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                        Common 220,000
                                               -------

                      DOCUMENTS INCORPORATED BY REFERENCE

         Preliminary Prospectus included in Post-Effective Amendment No. 4 to the Registrant's registration statement on Form S-1, filed March 29, 1995, pursuant to the Securities Act of 1933, File No. 33-60288 -- incorporated by reference into Parts I and II of this report on Form 10-K; and Exhibits.

         REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)
(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I

Item 1.  Business.

         The Registrant is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc., a corporation whose common stock is traded on the New York Stock Exchange. The information set forth under the caption "A. History and Business" in the preliminary prospectus contained in Post-Effective No. 4 to Registrant's registration statement, filed March 29, 1995, pursuant to the Securities Act of 1933, File No. 33-60288 (the "Prospectus"), is incorporated herein by reference.

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


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

         The Registrant is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc., which is the sole record holder of Registrant's shares. Therefore, there is no public trading market for Registrant's common stock. The Registrant has declared no cash dividends on its common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of New York, the Registrant's ability to pay extraordinary dividends on its common stock is restricted. See Note 6 to the Registrant's financial statements.

Item 6.  Selected Financial Data.

         Information called for by this item is omitted pursuant to General Instruction J. of Form 10-K.

Item 7.  Management's Narrative Analysis of Results of
         Operations.

         The information set forth under the sub-caption "Results of Operations" under the caption "C. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Prospectus is incorporated herein by reference.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

     (a)  Financial Statements and Exhibits.

          (1) The following financial statements of the Registrant are filed as part of this report:

          a.       Independent Auditors' Report dated February 27, 1995.

          b.       Balance Sheets at December 31, 1994 and 1993.

          c. Statements of Earnings for the Years Ended December 31, 1994, 1993 and 1992.

          d. Statements of Stockholder's Equity for the Years Ended December 31, 1994, 1993 and 1992.

          e. Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992.

          f. Notes to Financial Statements for the Years Ended December 31, 1994, 1993 and 1992.

          (2) The following exhibits are filed as part of this report as indicated below:

                 3.1 Certificate of Amendment and Restatement of Charter of Royal Tandem Life Insurance Company. (Incorporated by reference to Exhibit 3(a) to the Registrant's registration statement on Form S-1, File No. 33-34562, filed April 26, 1990.)

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

                 4.7 Modified Guaranteed Annuity Contract MLNY-AY-991/94. (Incorporated by reference to
                            Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant's registration statement on Form S-1, File No. 33- 60288, filed December 7, 1994).

                 4.8 Qualified Retirement Plan Endorsement MLNY-AYQ-991/94. (Incorporation by reference to
                            Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant's registration statement on Form S-1, File No. 33- 60288, filed December 7, 1994).

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

                 10.3 Shareholders' Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(c) to Pre-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33- 34562, filed October 16, 1990.)

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

                 10.11 Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill

                            Lynch & Co., Inc.  (Incorporated by reference to
                            Exhibit 10(k) to Post-Effective Amendment No. 4 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.)

                 24.1 Power of attorney of Frederick J.C. Butler. (Incorporated by reference to Exhibit 24(a) to Post- Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.2 Power of attorney of Michael P. Cogswell. (Incorporated by reference to Exhibit 24(b) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.3 Power of attorney of Sandra K. Cox. (Incorporated by reference to Exhibit 24(c) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.4 Power of attorney of Joseph E. Crowne. (Incorporated by reference to Exhibit 24(d) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.5 Power of attorney of David M. Dunford. (Incorporated by reference to Exhibit 24(e) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.6 Power of attorney of John C.R. Hele. (Incorporated by reference to Exhibit 24(f) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.7 Power of attorney of Robert L. Israeloff. (Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.8 Power of attorney of Allen N. Jones. (Incorporated by reference to Exhibit 24(h) to Post Effective Amendment No. 1 to the

                            Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.9       Power of attorney of Cynthia L. Kahn.
                            (Incorporated by reference to Exhibit 24(i) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.10 Power of attorney of Robert A. King. (Incorporated by reference to Exhibit 24(j) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.11 Power of attorney of Irving M. Pollack. (Incorporated by reference to Exhibit 24(k) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.12 Power of attorney of Barry G. Skolnick. (Incorporated by reference to Exhibit 24(l) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.13 Power of attorney of William A. Wilde. (Incorporated by reference to Exhibit 24(m) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.14 Power of attorney of Anthony J. Vespa. (Incorporated by reference to Exhibit 24(n) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 28.1 Preliminary prospectus contained in Post-Effective Amendment No. 4 to the Registrant's registration statement, filed on March 29, 1995, pursuant to the Securities Act of 1933, File No. 33-60288.

              (3)        Not applicable.

         (b)  Reports on Form 8-K.

              No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1994.

                         INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . .

Balance Sheets at December 31, 1994 and 1993  . . . . . . . . . . . . . . .

Statements of Earnings for the Years Ended December 31,
  1994, 1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . .

Statements of Stockholder's Equity for the Years Ended
  December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . .

Statements of Cash Flows for the Years Ended December 31,
  1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . .

Notes to Financial Statements for the Years Ended
December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . .

INDEPENDENT AUDITORS' REPORT



The Board of Directors of
ML Life Insurance Company of New York:

We have audited the accompanying balance sheets of ML Life Insurance Company of New York (the "Company"), a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc., as of December 31, 1994 and 1993 and the related statements of earnings, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1993 the Company changed its method of accounting for certain investments in debt and equity securities to conform with Statement of Accounting Standards No. 115.





/s/Deloitte & Touche, LLP
February 27, 1995

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 1994 AND 1993
(Dollars in Thousands)
==============================================================================

ASSETS                                                                             1994          1993
                                                                              -----------     -----------
INVESTMENTS:
 Fixed maturity securities available for sale, at estimated fair value
   (amortized cost: 1994 - $297,551; 1993 - $442,008)                         $  286,078      $  458,916
 Equity securities available for sale, at estimated fair value
   (cost: 1994 - $3,987; 1993 - $8,387)                                            4,301           7,195
 Mortgage loans on real estate                                                     7,941          17,627
 Policy loans on insurance contracts                                              77,827          73,380
                                                                              -----------     -----------
          Total Investments                                                      376,147         557,118

CASH AND CASH EQUIVALENTS                                                         20,915          27,464
ACCRUED INVESTMENT INCOME                                                          7,354          10,164
DEFERRED POLICY ACQUISITION COSTS                                                 31,031          24,036
FEDERAL INCOME TAXES - DEFERRED                                                    9,749          10,468
REINSURANCE RECEIVABLES                                                              605           1,685
OTHER ASSETS                                                                       3,265           3,765
SEPARATE ACCOUNTS ASSETS                                                         471,656         410,613
                                                                              -----------     -----------




TOTAL ASSETS                                                                  $  920,722      $1,045,313
                                                                              ===========     ===========










See notes to financial statements.

==============================================================================


LIABILITIES AND STOCKHOLDER'S EQUITY                                               1994           1993
                                                                              -----------     -----------
LIABILITIES:
 POLICY LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                            $  340,882      $  523,382
   Claims and claims settlement expenses                                           4,314           5,614
                                                                              -----------     -----------
          Total policy liabilities and accruals                                  345,196         528,996

 OTHER POLICYHOLDER FUNDS                                                          1,532           1,200
 OTHER LIABILITIES                                                                 2,113           5,641
 FEDERAL INCOME TAXES - CURRENT                                                      170             864
 PAYABLE TO AFFILIATES - NET                                                       4,242           5,223
 SEPARATE ACCOUNTS LIABILITIES                                                   471,656         410,613
                                                                              -----------     -----------
          Total Liabilities                                                      824,909         952,537
                                                                              -----------     -----------



STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
   authorized, issued and outstanding                                              2,200           2,200
 Additional paid-in capital                                                       83,006          83,006
 Retained earnings                                                                13,970           8,497
 Net unrealized investment loss                                                   (3,363)           (927)
                                                                              -----------     -----------
          Total Stockholder's Equity                                              95,813          92,776
                                                                              -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                    $  920,722      $1,045,313
                                                                              ===========     ===========

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(Dollars in Thousands)
==============================================================================

                                                                                  1994            1993            1992
                                                                              ------------    ------------    ------------
REVENUES:
 Investment revenue:
   Net investment income                                                      $   32,679      $   50,661      $   65,378
   Net realized investment gains (losses)                                         (2,218)          6,131            (434)
 Policy charge revenue                                                            10,339           8,387           7,683
                                                                              ------------    ------------    ------------
        Total Revenues                                                            40,800          65,179          72,627
                                                                              ------------    ------------    ------------

BENEFITS AND EXPENSES:
 Interest credited to policyholders' account
   balances                                                                       22,691          44,425          57,812
 Market value adjustment expense                                                     132             642              25
 Policy benefits (net of reinsurance recoveries: 1994 - $715
   1993 - $2,192; 1992 - $953)                                                     1,620           1,729             594
 Reinsurance premium ceded                                                         1,240           1,182           1,070
 Amortization of deferred policy acquisition costs                                 4,141           9,523           8,219
 Insurance expenses and taxes                                                      3,685           5,278           4,539
                                                                              ------------    ------------    ------------
        Total Benefits and Expenses                                               33,509          62,779          72,259
                                                                              ------------    ------------    ------------
        Earnings Before Federal Income
          Tax Provision                                                            7,291           2,400             368
                                                                              ------------    ------------    ------------

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                            (213)          2,842           2,373
 Deferred                                                                          2,031          (2,250)         (2,196)
                                                                              ------------    ------------    ------------
        Total Federal Income Tax Provision                                         1,818             592             177
                                                                              ------------    ------------    ------------

NET EARNINGS                                                                  $    5,473      $    1,808      $      191
                                                                              ============    ============    ============








See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(Dollars in Thousands)
==============================================================================

                                                                                             Net
                                                          Additional                      unrealized        Total
                                             Common         paid-in       Retained        investment      stockholder's
                                              stock         capital       earnings        gain (loss)       equity
                                          -----------     -----------     -----------     -----------     -------------
BALANCE, JANUARY 1, 1992                  $   2,200       $  83,006       $   6,498       $  (1,073)      $  90,631

 Net earnings                                                                   191                             191
 Net unrealized investment gain                                                               1,425           1,425
                                          -----------     -----------     -----------     -----------     -------------
BALANCE, DECEMBER 31, 1992                    2,200          83,006           6,689             352          92,247

 Net earnings                                                                 1,808                           1,808
 Net unrealized investment loss                                                              (1,279)         (1,279)
                                          -----------     -----------     -----------     -----------     -------------
BALANCE, DECEMBER 31, 1993                    2,200          83,006           8,497           ( 927)         92,776

 Net earnings                                                                 5,473                           5,473
 Net unrealized investment loss                                                              (2,436)         (2,436)
                                          -----------     -----------     -----------     -----------     -------------
BALANCE, DECEMBER 31, 1994                $   2,200       $  83,006       $  13,970       $  (3,363)      $  95,813
                                          ===========     ===========     ===========     ===========     =============


















See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(Dollars in Thousands)
==============================================================================

                                                                                 1994           1993           1992
                                                                              ------------    ------------    ------------
OPERATING ACTIVITIES:
 Net earnings                                                                 $    5,473      $    1,808      $      191
   Adjustments to reconcile net earnings to net
     cash and cash equivalents provided (used)
     by operating activities:
     Amortization of deferred policy acquisition
      costs                                                                        4,142           9,523           8,219
     Capitalization of policy acquisition costs                                   (7,142)         (7,252)         (2,539)
     Amortization of fixed maturity securities                                      (312)            918             366
     Net realized investment (gains) losses                                        2,218          (6,131)            434
     Interest credited to policyholders' account balances                         22,691          44,425          57,812
     Provision (benefit) for deferred Federal
      income tax                                                                   2,031          (2,250)         (2,196)
     Cash and cash equivalents provided (used) by
      changes in operating assets and liabilities:
      Accrued investment income                                                    2,810           3,857             (27)
      Policy liabilities and accruals                                             (1,300)          2,273             448
      Federal income taxes - current                                                (694)            173             873
      Other policyholder funds                                                       332           1,129              63
      Payable to affiliates - net                                                   (981)         (1,923)         10,149
     Policy loans                                                                 (4,447)         (7,343)        (12,342)
     Other, net                                                                   (1,947)          2,644          (2,501)
                                                                              ------------    ------------    ------------
        by operating activities                                                   22,874          41,851          58,950
                                                                              ------------    ------------    ------------

INVESTING ACTIVITIES:
 Fixed maturity securities sold                                                  123,518         166,033         177,835
 Fixed maturity securities matured                                                92,499         280,484         195,691
 Fixed maturity securities purchased                                             (73,016)       (251,522)       (323,172)
 Equity securities available for sale purchased                                      (29)           (109)           (665)
 Equity securities available for sale sold                                         4,665           2,885          11,886
 Mortgage loans on real estate principal payments received                         8,998           4,425           1,000
 Mortgage loans on real estate acquired                                                0               0            (124)
                                                                              ------------    ------------    ------------
      Net cash and cash equivalents provided by
        investing activities                                                     156,635         202,196          62,451
                                                                              ------------    ------------    ------------

                                                           (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(Concluded) (Dollars In Thousands)
==============================================================================

                                                                                 1994           1993           1992
                                                                              ------------    ------------    ------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
   Deposits                                                                   $   56,297      $   33,953      $    5,985
   Withdrawals (net of transfers to/from Separate Accounts)                     (242,355)       (291,658)       (105,082)
                                                                              ------------    ------------    ------------
       Net cash and cash equivalents used
        by financing activities                                                 (186,058)       (257,705)        (99,097)
                                                                              ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                 (6,549)        (13,658)         22,304

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                                27,464          41,122          18,818
                                                                              ------------    ------------    ------------
 End of year                                                                  $   20,915      $   27,464      $   41,122
                                                                              ============    ============    ============

Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
   Federal income taxes                                                       $      482      $    2,668      $    1,500
   Intercompany interest                                                      $      352      $      397      $      801






















See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A  wholly-owned  subsidiary of Merrill  Lynch  Insurance  Group, Inc.)

NOTES TO FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
=================================================================

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Reporting: ML Life Insurance Company of New York (the "Company") is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co.").

 The Company sells non-participating life insurance and annuity products which comprise one business segment. The primary products that the Company currently markets are immediate annuities, market value adjusted annuities, variable life insurance and variable annuities. The Company is licensed to sell insurance in nine states, however, it currently limits its marketing activities to the State of New York. The Company markets its products solely through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Inc. ("MLPF&S"), a wholly owned subsidiary of Merrill Lynch & Co..

 The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for stock life insurance companies.

 Revenue Recognition: Revenues for the Company's interest sensitive life, interest sensitive annuity, variable life and variable annuity products consist of policy charges for the cost of insurance, deferred sales charges, policy administration charges and/or withdrawal charges assessed against policyholders' account balances during the period.

 Policyholders' Account Balances: Liabilities for the Company's universal life type contracts, including its life insurance and annuity products, are equal to the full accumulation value of such contracts as of the valuation date plus deficiency reserves for certain products. Interest crediting rates for the Company's fixed rate products are as follows:

 Interest sensitive life products          4.00% - 5.10%
 Interest sensitive deferred annuities     4.00% - 8.39%
 Immediate annuities                       4.00% - 10.0%

 These rates may be changed at the option of the Company, subject to minimum guarantees, after initial guaranteed rates expire.

 Liabilities for unpaid claims equal the death benefit for  those claims  which have been reported to the Company and an  estimate
 based   upon  prior  experience  for  those  claims  which   are
 unreported as of the valuation date.

 Reinsurance: In the normal course of business, the Company seeks to limit its exposure to loss on any single insured life and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under indemnity reinsurance agreements, primarily excess coverage and coinsurance agreements. The maximum amount of mortality risk retained by the Company is approximately $500 on a single life.

 Indemnity reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the
 Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer
 insolvencies.   The  Company
 holds collateral under reinsurance agreements in the form of letters of credit and amounts withheld totaling $236 that can be drawn upon for delinquent reinsurance recoverables.

 As of December 31, 1994, the Company had life insurance in-force which was ceded to other life insurance companies of $152,508.

 Deferred Policy Acquisition Costs: Policy acquisition costs for life and annuity contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date.

 Policy acquisition costs are principally commissions and a portion of certain other expenses relating to policy acquisition, underwriting and issuance, which are primarily related  to  and  vary  with  the production  of  new  business.
 Certain costs and expenses reported in the statements of earnings are net of amounts deferred. Policy acquisition costs can also arise from the acquisition or reinsurance of existing in-force policies from other insurers. These costs include ceding commissions and professional fees related to the reinsurance assumed.

 Included  in  deferred policy acquisition costs are those  costs related to the acquisition by assumption reinsurance of insurance contracts from unaffiliated insurers. The deferred costs are amortized in proportion to the future gross profits over the anticipated life of the acquired insurance contracts utilizing an interest methodology.

 In  December  1990,  the  Company  entered  into  an  assumption
 reinsurance   agreement  with  an  unaffiliated  insurer.    The
 acquisition costs relating to this agreement are being amortized over a twenty-year period using an effective interest rate of 9.01%. This reinsurance agreement provides for payment of contingent ceding commissions based upon the persistency and mortality experience of the insurance contracts assumed. Any payments made for the contingent ceding commissions will be capitalized and amortized using an identical methodology as that used for the initial acquisition costs. The following is a reconciliation of the acquisition costs for the reinsurance transaction for the years ended December 31,:

                                   1994               1993                 1992
                                ----------          ----------          ----------
Beginning balance               $ 15,614            $ 16,925            $ 18,193
Capitalized amounts                1,447                 843                 533
Interest accrued                   1,407               1,478               1,865
Amortization                      (3,545)             (3,632)             (3,666)
                                ----------          ----------          ----------
Ending balance                  $ 14,923            $ 15,614            $ 16,925
                                ==========          ==========          ==========

 The  following table presents the expected amortization of these
 deferred  acquisition  costs over  the  next  five  years.   The
 amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

                  1995             $2,160
                  1996              1,944
                  1997              1,512
                  1998              1,075
                  1999              1,017

 Investments: Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In compliance with SFAS No. 115, the Company classified its investments in fixed maturity securities and equity securities in the available for sale category. These securities may be sold for the Company's general liquidity needs, asset/liability management strategy, credit dispositions and investment opportunities. These securities are carried at estimated fair value with unrealized gains and losses included in stockholder's equity. If a decline in value of a security is determined by management to be other than temporary, the carrying value is adjusted to the estimated fair value at the date of this determination and recorded as net realized investment gains (losses).

 SFAS No. 115 permits fixed maturity securities to be carried at amortized cost if the Company has both the ability and positive intent to hold these securities to maturity. The Company has determined that it can not guarantee that it will not have the need or opportunity to sell any particular security in its investment holdings. As such, the Company did not utilize this classification as of December 31, 1994 or 1993. Additionally, SFAS No. 115 requires that securities held for short-term sale are to be carried at fair value with the change in fair value being recorded as a component of earnings. The Company had no securities at December 31, 1994 and 1993 that were held for this purpose.

 In compliance with a Securities and Exchange Commissions ("SEC") staff announcement, the Company has recorded certain adjustments to deferred policy acquisition costs and policyholders' account balances in conjunction with its adoption of SFAS No. 115. The SEC requires that companies adjust those assets and liabilities that would have been adjusted had the unrealized investment gains or losses from securities classified as available for sale actually been realized with corresponding credits or charges reported directly to shareholder's equity. The following reconciles the net unrealized investment loss as of December 31,:

                                                                  1994         1993
                                                              ----------    ----------
  Assets:
   Fixed maturity securities available for sale               $(11,473)     $ 16,908
   Equity securities available for sale                            314        (1,192)
   Deferred policy acquisition costs                             3,177          (818)
   Federal income taxes - deferred                               1,812           502
                                                              ----------    ----------
                                                                (6,170)       15,400
                                                              ----------    ----------

  Liabilities:
   Policyholders' account balances                               2,807       (16,327)
                                                              ----------    ----------

  Stockholder's equity:
   Net unrealized investment loss                             $ (3,363)     $   (927)
                                                              ==========    ==========

 For fixed maturity securities, premiums are amortized to the earlier of the call or maturity date, discounts are accrued to the maturity date and interest income is accrued daily. For equity securities, dividends are recognized on the ex-dividend date. Realized gains and losses on the sale or maturity of the investments are determined on the basis of identified cost.

 Fixed maturity securities may contain securities which are considered high yield. The Company defines high yield fixed maturity securities as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's (or similar rating agency) BBB or higher, and are not guaranteed by an agency of the federal government. Probable losses are recognized in the period that a decline in value is determined to be other than temporary.

 Mortgage  loans  on real estate are stated at  unpaid  principal balances net of valuation allowances. Such valuation allowances are based on the decline in value expected by management to be realized on in-substance foreclosures of mortgage loans and on mortgage loans which management believes may not be collectible in full. In establishing valuation allowances management considers, among other things, the estimated fair value of the underlying collateral.

 The Company recognizes income from mortgage loans on real estate based on the cash payment interest rate of the loan, which may be different from the accrual interest rate of the loan for certain outstanding mortgage loans. The Company will recognize a realized gain at the date of the satisfaction of the loan at contractual terms for loans where there is a difference between the cash payment interest rate and the accrual interest rate. For all loans the Company stops accruing income when an interest payment default either occurs or is probable.

 The Company has previously made commercial mortgage loans collateralized by real estate. The return on and the ultimate recovery of these loans and investments are generally dependent on the successful operation, sale or refinancing of the real estate. In many parts of the country, current real estate markets are characterized by vacancy rates in excess of historical averages, a lack of ready sources or credit for real estate financing, reduced or declining real estate values, and similar factors.

 The Company employs a system to monitor the effects of current and expected market conditions and other factors when assessing the collectability of mortgage loans. When, in management's judgment, these assets are impaired, appropriate losses are recorded. Such estimates necessarily include assumptions, which may include anticipated improvements in selected market conditions for real estate, which may or may not occur. The more significant assumptions management considers involve estimates of the following: lease, absorption and sales rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of any collateral independent of the real estate. Management believes that the carrying value approximates the fair value of these investments.

 During 1993 the Financial Accounting Standards Board issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") which was amended during 1994 by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 114, as amended, requires that for impaired loans, the impairment shall be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral. Impairments of mortgage loans on real estate are established as valuation allowances and recorded to net realized investment gains or losses. SFAS No.
 114, as amended, must be adopted for fiscal years beginning after December 15, 1994. The Company has decided not to early adopt this statement. The Company estimates that the impact on both financial position and earnings from adopting SFAS No. 114, as amended, would be immaterial.

 Policy loans on insurance contracts are stated at unpaid principal balances.

 Federal Income Taxes: The Company accounts for Federal income taxes in compliance with SFAS No. 109 "Accounting for Income Taxes" ("SFAS No. 109") which requires an asset and liability method in recording income taxes on all transactions that have been recognized in the financial statements. SFAS No. 109 provides that deferred taxes be adjusted to reflect tax rates at which future tax liabilities or assets are expected to be settled or realized.

 Separate Accounts: The Separate Accounts are established in conformity with New York insurance law, the Company's domiciliary state, and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to General Account claims only to the extent the value of such assets exceeds the Separate Accounts liabilities.

 Assets and liabilities of the Separate Accounts, representing net deposits and accumulated net investment earnings less fees, held for the benefit of policyholders, are shown as separate captions in the balance sheets.

 Postretirement Benefits Other Than Pensions: The Company accounts for postretirement benefits in compliance with SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"). SFAS No. 106 requires the accrual of postretirement benefits (such as health care benefits) during the years an employee provides service.

 Statements of Cash Flows: For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less.

 Reclassifications:  To facilitate comparisons with  the  current
 year,   certain   amounts   in  the  prior   years   have   been
 reclassified.

NOTE 2.     ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

 The carrying value of financial instruments which approximates the estimated fair value of these financial instruments as of December 31, are:

                                                                 1994          1993
                                                              ----------    ----------
  Assets:
   Fixed maturity securities available for sale (1)           $ 286,078     $ 458,916
   Equity securities available for sale (1)                       4,301         7,195
   Mortgage loans on real estate (2)                              7,941        17,627
   Policy loans on insurance contracts (3)                       77,827        73,380
   Cash and cash equivalents (4)                                 20,915        27,464
   Separate accounts assets (6)                                 471,656       410,613
                                                              ----------    ----------
  Total financial instruments recorded as assets              $ 868,718     $ 995,195
                                                              ==========    ==========

  Liabilities:
   Payable to affiliates - net (5)                            $   4,242     $   5,223
                                                              ----------    ----------
  Total financial instruments recorded as liabilities         $   4,242     $   5,223
                                                              ==========    ==========

 (1) For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company has determined an estimated fair value using a discounted cash flow approach, including provision for credit risk, based upon the assumption that such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 1994 and 1993, respectively, securities without a readily ascertainable market value, having an amortized cost of approximately $81,899 and $125,783, had an estimated fair value of approximately $82,470 and $131,917, respectively.

 (2)  The  estimated fair value of mortgage loans on real  estate
      approximates  the  carrying  value.  See  Note  1   for   a
      discussion of the Company's valuation process.

 (3) The Company estimates the fair market value of policy loans as equal to the book value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

 (4) The estimated fair value of cash and cash equivalents approximates the carrying value.

 (5) The fair value of the Company's payables to affiliates is estimated at carrying value. These borrowings are payable on demand and bear a variable interest rate based on LIBOR.

 (6) Assets held in the Separate Accounts are carried at quoted market values.

NOTE 3:   INVESTMENTS

 The amortized cost (cost for equity securities) and estimated fair value of investments in fixed maturity securities and equity securities as of December 31 are:

                                                                                     1994
                                                                                     ----
                                                                              Gross        Gross      Estimated
                                                               Amortized    Unrealized    Unrealized    Fair
                                                                 Cost         Gains         Losses      Value
                                                              -----------   -----------   ----------- -----------
  Fixed maturity securities available for sale:
   Corporate securities                                       $ 213,488     $   1,764     $   9,393   $ 205,859
   Mortgage-backed securities                                    79,911           588         4,184      76,315
   U.S. government and agencies                                   4,152           177           425       3,904
                                                              -----------   -----------   ----------- -----------
    Total fixed maturity securities
      available for sale                                      $ 297,551     $   2,529     $  14,002   $ 286,078
                                                              ===========   ===========   =========== ===========

  Equity securities available for sale:
   Common stocks                                              $   2,281     $      72     $   1,165   $   1,188
   Non-redeemable preferred stocks                                1,706         1,782           375       3,113
                                                              -----------   -----------   ----------- -----------

      Total equity securities available for sale              $   3,987     $   1,854     $   1,540   $   4,301
                                                              ===========   ===========   =========== ===========

                                                                                     1993
                                                                                     ----
                                                                              Gross         Gross     Estimated
                                                               Amortized    Unrealized    Unrealized    Fair
                                                                 Cost         Gains         Losses      Value
                                                              -----------   -----------   ----------- -----------
  Fixed maturity securities available for sale:
   Corporate securities                                       $ 284,710     $  13,726     $   3,204   $ 295,232
   Mortgage-backed securities                                   149,834         6,209           216     155,827
   U.S. government and agencies                                   3,964           349            24       4,289
   Municipals                                                     3,500            68             0       3,568
                                                              -----------   -----------   ----------- -----------
    Total fixed maturity securities
      available for sale                                      $ 442,008     $  20,352     $   3,444   $ 458,916
                                                              ===========   ===========   =========== ===========

  Equity securities available for sale:
   Common stocks                                              $   2,392     $     106     $     438   $   2,060
   Non-redeemable preferred stocks                                5,995         1,002         1,862       5,135
                                                              -----------   -----------   ----------- -----------

      Total equity securities available for sale              $   8,387     $   1,108     $   2,300   $   7,195
                                                              ===========   ===========   =========== ===========

 The  amortized  cost and estimated fair value of fixed  maturity
 securities   available  for  sale  at  December  31,   1994   by
 contractual maturity are shown below:

                                                                                       Estimated
                                                                 Amortized                Fair
                                                                   Cost                  Value
                                                                -----------           -----------
  Fixed maturity securities available for sale:
  Due in one year or less                                       $  15,738             $  15,891
  Due after one year through five years                            93,527                92,558
  Due after five years through ten years                           82,820                76,448
  Due after ten years                                              25,555                24,866
                                                                -----------           -----------
                                                                  217,640               209,763
  Mortgage-backed securities                                       79,911                76,315
                                                                -----------           -----------
    Total fixed maturity securities available
      for sale                                                  $ 297,551             $ 286,078
                                                                ===========           ===========

 Fixed maturity securities not due at a single maturity date have been included in the preceding table in the year of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

 The amortized cost and estimated fair value of fixed maturity securities available for sale at December 31, 1994 by rating agency equivalent are shown below:

                                                                                         Estimated
                                                                    Amortized               Fair
                                                                      Cost                 Value
                                                                   ----------           ----------
  AAA                                                              $  65,797            $  62,068
  AA                                                                  57,337               57,000
  A                                                                   37,430               34,682
  BBB                                                                105,549              101,820
  Non-investment grade                                                31,438               30,508
                                                                   ----------           ----------
                                                                   $ 297,551            $ 286,078
                                                                   ==========           ==========

 Proceeds, gains and losses from the sale or maturity of fixed maturity securities available for sale and held to maturity for the years ended December 31,:

                                                                       1994         1993       1992
                                                                   ----------   ----------   ----------
  Proceeds                                                         $ 216,017    $ 446,517    $ 373,526
  Realized investment gains                                            6,793        4,546        7,275
  Realized investment losses                                           8,560          438        3,206

 The Company had investment securities of $982 and $1,118 held on deposit with insurance regulatory authorities at December
 31, 1994 and 1993, respectively.

 The Company's investment in mortgage loans on real estate consists principally of loans collateralized by commercial real estate. At December 31, 1994, the Company's investment in commercial real estate mortgage loans as measured by the outstanding principal balance are for properties located in California ($7,477 or 78.9%) and Pennsylvania ($2,000 or 21.1%).

 The  carrying  value  and  established valuation  allowances  of impaired  mortgage loans on real estate as of December 31,  1994 and 1993 are shown below:

                                                                    1994                 1993
                                                                  --------             --------
  Carrying value                                                  $ 3,939              $ 4,626
  Valuation allowance                                               1,536                  848

 Net investment income arose from the following sources for the years ended December 31,:

                                                                      1994         1993         1992
                                                                   ---------    ---------    ---------
  Fixed maturity securities                                        $ 28,255     $ 45,523     $ 59,036
  Equity securities available for sale                                    0          113          499
  Mortgage loans on real estate                                         975        1,924        2,309
  Policy loans                                                        3,680        3,487        3,029
  Cash equivalents                                                      659          476        1,034
  Other                                                                   0            0        1,310
                                                                   ---------    ---------    ---------
  Gross investment income                                            33,569       51,523       67,217
  Less expenses                                                        (890)        (862)      (1,839)
                                                                   ---------    ---------    ---------
  Net investment income                                            $ 32,679     $ 50,661     $ 65,378
                                                                   =========    =========    =========

 Net realized investment gains (losses), including changes in valuation allowances, for the years ended December 31,:

                                                                       1994         1993       1992
                                                                   ----------   ----------   ----------
  Fixed maturity securities                                        $ (1,767)    $  4,108     $  4,069
  Equity securities available for sale                                  237        2,081       (2,710)
  Mortgage loans on real estate                                        (688)         (58)      (1,793)
                                                                   ----------   ----------   ----------
  Net realized investment gains (losses)                           $ (2,218)    $  6,131     $   (434)
                                                                   ==========   ==========   ==========

 The following is a reconciliation of the change in valuation allowances which have been established to reflect other than temporary declines in estimated fair value of the following classifications of investments for the years ended December 31,:

                                                                   Balance at   Additions    Balance at
                                                                   Beginning    Charged to      End
                                                                    of Year     Operations    of Year
                                                                   ----------   ----------   ----------
  Mortgage loans on real estate
       1994                                                        $    848     $    688     $  1,536
       1993                                                             790           58          848
       1992                                                               0          790          790

 The  Company  held investments at December 31,  1994  of  $4,600 which have been non-income producing for the preceding twelve months.

 The Company has restructured the terms of certain of its investments in mortgage loans on real estate during 1993. During 1994, the Company did not restructure any investments. The following table provides the amortized cost less valuation allowances immediately prior to restructuring, gross interest income that would have been earned had the loans been current per their original terms ("Expected Income") and gross interest income recorded during the year ("Actual Income") and equity interests which are received in the restructuring:

                                                               1993
                                                              --------
  Mortgage loans on real estate:
   Amortized cost less valuation allowance                    $ 5,475
   Expected income                                                442
   Actual Income                                                  411

NOTE   4:  FEDERAL INCOME TAXES

 The  Company  is taxed as a life insurance company according  to
 the  Federal  Income Tax Reform Act of 1986,  as  amended.   The
 Company's tax return is not consolidated with any other entity.

 The following is a reconciliation of the provision for income taxes based on income before taxes, computed using the Federal statutory tax rate, with the provision for income taxes for the years ended December 31,:

                                                                  1994         1993         1992
                                                              ----------   ----------   ----------
  Provision for income taxes computed at Federal
   statutory rate                                             $  2,552     $    840     $    125

  Increase (decrease) in income taxes resulting from:
     Federal tax rate increase                                       0         (227)           0
     Dividend received deduction                                  (670)           0            0
     Other                                                         (64)         (21)          52
                                                              ----------   ----------   ----------
       Federal income tax provision                           $  1,818     $    592     $    177
                                                              ==========   ==========   ==========

 The Federal statutory rate for 1994, 1993 and 1992 was 35%, 35% and 34%, respectively.

 The Company provides for deferred income taxes resulting from temporary differences which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

                                                                     1994          1993          1992
                                                                   ---------     ----------    ----------

  Deferred policy acquisition costs                                $   887       $ (1,184)     $ (2,094)
  Policyholders' account balances                                      833           (969)        1,700
  Investment adjustments                                             1,117           (100)       (1,093)
  Other                                                               (806)             3          (709)
                                                                   ---------     ----------    ----------
  Deferred Federal income tax
   provision (benefit)                                             $ 2,031       $ (2,250)     $ (2,196)
                                                                   =========     ==========    ==========

 Deferred tax assets and liabilities as of December 31 are determined as follows:

                                                                                   1994          1993
                                                                                 ----------    ----------
  Deferred tax assets:
   Policyholders' account balances                                               $  9,015      $  9,848
   Net unrealized investment gain (loss)                                            1,812           500
   Investment adjustments                                                           4,026         5,143
                                                                                 ----------    ----------
      Total deferred tax asset                                                     14,853        15,491
                                                                                 ----------    ----------

  Deferred tax liabilities:
   Deferred policy acquisition costs                                                5,170         4,283
   Other                                                                              (66)          740
                                                                                 ----------    ----------
      Total deferred tax liability                                                  5,104         5,023
                                                                                 ----------    ----------

      Net deferred tax asset                                                     $  9,749      $ 10,468
                                                                                 ==========    ==========

 The Company anticipates that all deferred tax assets will be realized, therefore no valuation allowance has been provided.

NOTE 5:  RELATED PARTY TRANSACTIONS

The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $4,025, $5,688 and $5,403 for the years ended December 31, 1994, 1993 and 1992 respectively. The Company is allocated interest expense on its accounts payable to MLIG which approximates the daily Federal funds rate. Total intercompany interest paid was $50, $69 and $122 for 1994, 1993 and 1992, respectively.

The Company and Merrill Lynch Asset Management, L.P. ("MLAM") are parties to a service agreement whereby MLAM has agreed to provide certain invested asset management to the Company. The Company pays a fee to MLAM for these services through the MLIG service agreement. Charges attributable to this agreement and allocable to the company by MLIG were $203, $265 and $339 for the years ended December 31, 1994, 1993 and 1992, respectively.

The Company has a general agency agreement with Merrill Lynch Life Agency Inc. ("MLLA") whereby registered representatives of MLPF&S who are the Company's licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were approximately $5,329, $4,927, and $1,469 for 1994, 1993 and 1992, respectively. Substantially all of these fees were capitalized as deferred policy acquisition costs and are being amortized in accordance with the policy discussed in Note 1.

In connection with the acquisition of a block of variable life insurance business from Monarch Life Insurance Company ("Monarch Life"), the Company borrowed funds from Merrill Lynch & Co. to partially finance the transaction. As of December 31, 1994 and 1993, the outstanding balance of these loans was approximately $4,336 and $5,550, respectively. Approximately $1,214, $1,650 and $4,600 was repaid on these loans during 1994, 1993 and 1992, respectively. Interest was calculated on these loans at LIBOR plus 150 basis points. Intercompany interest paid on these loans during 1994, 1993 and 1992 was approximately $302, $328 and $679, respectively.

During 1994, 1993 and 1992, the Company assumption reinsured certain policies previously indemnity reinsured by the Company's affiliate, Merrill Lynch Life Insurance Company ("MLLIC"), and directly written by Family Life Insurance Company ("Family Life"), a former affiliate. These transactions resulted in the transfer of approximately $11,860 and $2,000 of policy reserves
during   1993  and  1992,  respectively.   During  1994 certain
adjustments to the 1993 assumption reinsurance transactions resulted in a transfer of $9,129 of policy reserves from the Company to MLLIC.

NOTE 6: STOCKHOLDER'S EQUITY AND STATUTORY REGULATIONS

At December 31, 1994 and 1993, $42,612 and $30,125, respectively, of stockholder's equity was available for distribution to MLIG. Notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. No dividends were declared or paid during 1994, 1993 and 1992. Statutory capital and surplus at December 31, 1994 and 1993, was $64,913 and $57,333, respectively.

Applicable  insurance  department regulations  require  that  the
Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices primarily differ from the principles utilized in these financial statements by charging policy acquisition costs to expense as incurred, establishing future policy benefit reserves using different actuarial assumptions, not providing for deferred income taxes and valuing securities on a different basis. The Company's statutory net income for the years ended December 31, 1994, 1993 and 1992 was $3,816, $6,515 and $10,167, respectively.

The National Association of Insurance Commissioners ("NAIC") has developed and implemented, effective December 31, 1993, the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital which a life insurance company should have based upon that company's risk profile. The NAIC has established four different levels of regulatory action with respect to the RBC adequacy monitoring system. Each of these levels may be triggered if an insurer's total adjusted capital is less than a corresponding level of RBC. These levels are as follows:

   For companies with capital levels which are below 100% of the basic RBC level (company action level) calculated for that company, the company must submit to the domiciliary insurance commissioner, and implement, an approved plan to increase adjusted capital to at least 100% of the basic RBC.

   For companies with capital levels which are below 75% of the basic RBC level calculated for that company, an examination of the company will be conducted by the domiciliary insurance department and as a result of the findings of the examination, corrective orders may be issued.

   For companies with capital levels which are below 50% of the basic RBC level (authorized control level) calculated for that company, the domiciliary insurance commissioner will have the authority to place the company into conservatorship or liquidation.

   For companies with capital levels which are below 35% of the basic RBC level calculated for that company, the domiciliary insurance commissioner will be required to place the company into conservatorship or liquidation.

As of December 31, 1994 and 1993, based on the RBC formula, the Company's total adjusted capital level was 344% and 245%, respectively, of the basic RBC level.

NOTE  7:  COMMITMENTS   AND CONTINGENCIES

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state's life insurance guaranty association. These associations have been established for the protection of policyholders from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer's policyholder obligations (within specified limits). Based upon the public information available at this time, management believes the Company has no material financial obligations to state guaranty associations.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position or results of operations of the Company.

                           * * * * * *

                                   SIGNATURES

                 Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ML Life Insurance Company of New York
                            -------------------------------------
                            (Registrant)


Date: March  29, 1995       By:  /s/ Joseph E. Crowne
                                ------------------------------------
                                Joseph E. Crowne
                                Chief Financial Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                                  Date
---------                             -----                                  ----
          *
----------------------                 Chairman of the Board, President       March 29, 1995
 Anthony J. Vespa                      and Chief Executive Officer            --------------

/s/  JOSEPH E. CROWNE
----------------------                 Director, Senior Vice President,       March 29, 1995
 Joseph E. Crowne                      Chief Financial Officer, Chief         --------------
                                       Actuary and Treasurer
/s/  BARRY G. SKOLNICK
----------------------                 Director, Senior Vice President        March 29, 1995
 Barry G. Skolnick                     and General Counsel*                   --------------

         *
----------------------                 Director and Senior Vice               March 29, 1995
 David M. Dunford                      President                              --------------

         *
----------------------
   John C.R. Hele                      Director and Senior                    March 29, 1995
                                       Vice President                         --------------

         *
----------------------
Michael P. Cogswell                    Director, Vice                         March 29, 1995
                                       President and Senior                   --------------
                                       Counsel

         *
---------------------                 Director                               March 29, 1995
Frederick J.C. Butler                                                        --------------

         *
---------------------                 Director                               March 29, 1995
Robert L. Israeloff                                                          --------------

         *
---------------------                 Director                               March 29, 1995
Allen N. Jones                                                               --------------

         *
---------------------                 Director                               March 29, 1995
Cynthia L. Kahn                                                              --------------

         *
---------------------                 Director                               March 29, 1995
Robert A. King                                                               --------------

         *
---------------------                 Director                               March 29, 1995
Irving M. Pollack                                                            --------------

         *
---------------------                 Director                               March 29, 1995
William A. Wilde                                                             --------------





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

                 Exhibit No.          Description                                    Location
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

                 4.7                  Modified Guaranteed Annuity Contract MLNY-     Incorporated by reference to Exhibit
                                      AY-991/94.                                     4(a)(2) to Post-Effective Amendment No. 3
                                                                                     to the Registrant's






                                                                                     registration statement on Form S-1,
                                                                                     File No. 33-60288, filed December 7, 1994.

                 4.8                  Qualified Retirement Plan Endorsement          Incorporated by reference to Exhibit
                                      MLNY-AYQ-991/94.                               4(c)(2) to Post-Effective Amendment No. 3
                                                                                     to the Registrant's registration statement
                                                                                     on Form S-1, File No. 33-60288, filed
                                                                                     December 7, 1994.

                 10.1                 General Agency Agreement between Royal         Incorporated by reference to Exhibit 10(a)
                                      Tandem Life Insurance Company and Merrill      to Pre-Effective Amendment No. 1 to the
                                      Lynch Life Agency Inc.                         Registrant's registration statement on
                                                                                     Form S-1, File No. 33-34562, filed October
                                                                                     16, 1990.

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

                 10.11                Mortgage Loan Servicing Agreement between      Incorporated by reference to Exhibit 10(k)
                                      ML Life Insurance Company of New York and      to the Registrant's registration statement
                                      Merrill Lynch & Co., Inc.                      on Form S-1, File No. 33-_____, filed
                                                                                     March 29, 1995.

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





                 28.1                 Preliminary prospectus contained in Post-
                                      Effective Amendment No. 4 to the
                                      Registrant's registration statement, filed
                                      March 29, 1995, pursuant to the Securities                   Exhibit 28.1
                                      Act of 1933, File No. 33-60288.





