Form 10-Q
period 1995-03-31
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1995-05-12
CIK 862923

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 1995
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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

PART I  Financial Information

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)
==============================================================================

ASSETS                                                                    March 31,        December 31,
                                                                            1995              1994
                                                                         ------------      ------------
INVESTMENTS:
 Fixed maturity securities available for sale, at estimated fair
  value (amortized cost:  1995 - $301,460; 1994 - $297,551)              $  298,387        $  286,078
 Equity securities available for sale, at estimated fair value
  (cost:  1995 - $3,614; 1994 - $3,987)                                       4,308             4,301
 Mortgage loans on real estate                                                7,955             7,941
 Policy loans on insurance contracts                                         77,895            77,827
                                                                         ------------      ------------
   Total Investments                                                        388,545           376,147

CASH AND CASH EQUIVALENTS                                                    19,503            20,915
ACCRUED INVESTMENT INCOME                                                     8,172             7,354
DEFERRED POLICY ACQUISITION COSTS                                            28,235            31,031
FEDERAL INCOME TAXES - DEFERRED                                               8,667             9,749
REINSURANCE RECEIVABLES                                                         787               605
OTHER ASSETS                                                                  2,601             3,265
SEPARATE ACCOUNTS ASSETS                                                    482,749           471,656
                                                                         ------------      ------------




TOTAL ASSETS                                                             $  939,259        $  920,722
                                                                         ============      ============











See notes to financial statements    (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Concluded) (Dollars in Thousands) (Unaudited)
==============================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY                                      March 31,        December 31,
                                                                            1995                1994
                                                                         ------------      ------------
LIABILITIES:
POLICY LIABILITIES AND ACCRUALS:
  Policyholders' account balances                                        $  343,820        $  340,882
  Claims and claims settlement expenses                                       3,896             4,314
                                                                         ------------      ------------
   Total policy liabilities and accruals                                    347,716           345,196

OTHER POLICYHOLDER FUNDS                                                      1,102             1,532
OTHER LIABILITIES                                                             3,129             2,113
FEDERAL INCOME TAXES - CURRENT                                                  352               170
PAYABLE TO AFFILIATES - NET                                                   6,052             4,242
SEPARATE ACCOUNTS LIABILITIES                                               482,749           471,656
                                                                         ------------      ------------
 Total Liabilities                                                          841,100           824,909
                                                                         ------------      ------------


STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
    authorized, issued and outstanding                                        2,200             2,200
 Additional paid-in capital                                                  83,006            83,006
 Retained earnings                                                           15,958            13,970
 Net unrealized investment loss                                              (3,005)           (3,363)
                                                                         ------------      ------------
  Total Stockholder's Equity                                                 98,159            95,813
                                                                         ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                               $  939,259        $  920,722
                                                                         ============      ============











See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)
==============================================================================

                                                                               Three Months Ended
                                                                                    March 31,
                                                                         ------------------------------
                                                                             1995             1994
                                                                         ------------      ------------
REVENUES:
 Investment revenue:
  Net investment income                                                  $     7,691       $    9,615
  Net realized investment gains (losses)                                        (261)              35
 Policy charge revenue                                                         2,602            2,380
                                                                         ------------      ------------
   Total Revenues                                                             10,032           12,030
                                                                         ------------      ------------

BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                          4,548            7,328
 Policy benefits (net of reinsurance recoveries:  1995 - $400;
  1994 - $121)                                                                    96              331
 Reinsurance premium ceded                                                       313              320
 Amortization of deferred policy acquisition costs                             1,148            1,034
 Insurance expenses and taxes                                                    869              794
                                                                         ------------      ------------
   Total Benefits and Expenses                                                 6,974            9,807
                                                                         ------------      ------------
   Earnings Before Federal Income
    Tax Provision                                                              3,058            2,223

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                         182            1,104
 Deferred                                                                        888             (326)
                                                                         ------------      ------------
   Total Federal Income Tax Provision                                          1,070              778
                                                                         ------------      ------------
NET EARNINGS                                                             $     1,988       $    1,445
                                                                         ============      ============





See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)
==============================================================================

                                                                                      Net
                                                        Additional                unrealized       Total
                                             Common       paid-in     Retained    investment   stockholder's
                                              Stock       capital     earnings       loss          equity
                                           ----------   ----------   ----------   -----------  -------------
BALANCE, JANUARY 1, 1994                   $   2,200    $  83,006    $   8,497    $    (927)   $   92,776

 Net earnings                                      0            0        5,473            0         5,473

 Net unrealized investment loss                    0            0            0       (2,436)       (2,436)
                                           ----------   ----------   ----------   -----------  -------------
BALANCE, DECEMBER 31, 1994                     2,200       83,006       13,970       (3,363)       95,813

 Net earnings                                      0            0        1,988            0         1,988

 Net unrealized investment gain                    0            0            0          358           358
                                           ----------   ----------   ----------   -----------  -------------
BALANCE, MARCH 31, 1995                    $   2,200    $  83,006    $  15,958    $  (3,005)   $   98,159
                                           ==========   ==========   ==========   ===========  =============



















See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)
==============================================================================

                                                                               Three Months Ended
                                                                                    March 31,
                                                                         ------------------------------
                                                                             1995             1994
                                                                         ------------      ------------
OPERATING ACTIVITIES:
 Net earnings                                                            $     1,988       $    1,445
  Adjustments to reconcile net earnings to net cash and
   cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                           1,148            1,035
   Capitalization of policy acquisition costs                                 (1,370)          (2,393)
   Amortization of fixed maturity securities                                    (128)               4
   Net realized investment (gains) losses                                        261              (35)
   Interest credited to policyholders' account balances                        4,548            7,328
   Provision (benefit) for deferred Federal income tax                           888             (326)
   Cash and cash equivalents provided (used) by changes
    in operating assets and liabilities:
    Accrued investment income                                                   (818)           1,033
    Claims and claim settlement expenses                                        (418)             (39)
    Federal income taxes - current                                               182            1,104
    Other policyholder funds                                                    (430)           2,582
    Payable to affiliates - net                                                1,810              (92)
   Change in policy loans                                                        (68)          (1,600)
   Other - net                                                                 1,481             (153)
                                                                         ------------      ------------
    Net cash and cash equivalents provided by
     operating activities                                                      9,074            9,893
                                                                         ------------      ------------

INVESTING ACTIVITIES:
 Fixed maturity securities sold                                               14,689           33,695
 Fixed maturity securities matured                                            11,729           29,513
 Fixed maturity securities purchased                                         (30,088)         (20,533)
 Equity securities available for sale sold                                         0               68
 Equity securities available for sale purchased                                    0              (31)
                                                                         ------------      ------------
    Net cash and cash equivalents provided (used) by
     investing activities                                                     (3,670)          42,712
                                                                         ------------      ------------








See notes to financial statements
 (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Concluded) (Dollars in Thousands) (Unaudited)
==============================================================================

                                                                               Three Months Ended
                                                                                   March 31,
                                                                         ------------------------------
                                                                             1995             1994
                                                                         ------------      ------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                    14,221           14,658
  Withdrawals (includes transfers to Separate Accounts)                      (21,037)         (80,443)
                                                                         ------------      ------------
    Net cash and cash equivalents used by financing
     activities                                                               (6,816)         (65,785)
                                                                         ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (1,412)         (13,180)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                            20,915           26,919
                                                                         ------------      ------------
 End of period                                                           $    19,503       $   13,739
                                                                         ============      ============

Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                   $         0       $        0
  Intercompany interest                                                  $       111       $       88




See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
==============================================================================

NOTE 1:  BASIS OF PRESENTATION:

ML Life Insurance Company of New York (the "Company") is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co."). The Company sells life insurance and annuity products, including variable life insurance and variable annuities.

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. Results for the three months ended March 31, 1995 and 1994 are not necessarily indicative of annual results. To facilitate comparison with the current periods, certain amounts in the prior periods have been reclassified. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K ("1994 Report").


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of New York and the National Association of Insurance Commissioners. Statutory capital and surplus at March 31, 1995 and December 31, 1994, was $66.8 million and $64.9 million, respectively. For the three months ended March 31, 1995 and 1994, statutory net income was $0.8 million and $3.1 million, respectively.


NOTE 3.  ACCOUNTING CHANGES:

In the first quarter of 1995, the Company adopted Statement of Financial Accounting Standards (SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 114 establishes accounting standards for creditors to measure the impairment of certain loans. SFAS No. 118 amends SFAS No. 114 to allow creditors to use existing methods for recognizing interest income on an impaired loan, rather than the method originally required by SFAS No. 114. The impact of these pronouncements on the Company's financial statements as of March 31, 1995 was not material.

Item  2   Management's  Narrative Analysis  of  the  Results  of
Operations


This Management's Narrative Analysis of the Results of Operations should be read in conjunction with the accompanying financial statements and notes thereto, in addition to the 1994 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1994 Report.

Business Overview

The Company's earnings are principally derived from two sources: the net income from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as spread, and fees charged to variable life insurance and variable annuity contract owners. The costs associated with acquiring contract owner deposits are amortized over the period in which the Company anticipates holding those funds. In addition, the Company incurs expenses associated with the maintenance of in-force contracts.

New life insurance premium and annuity deposits received in the first three months of 1995 and 1994 were $14.2 million and $14.7 million, respectively. During the first quarter of 1995, investor demand continued to shift from variable annuity products to fixed interest rate products contributing to the declines in variable annuity sales for both the industry and the Company. Variable annuity deposits received during the first quarter of 1995 decreased $10.7 million to $2.7 million as compared to the same period in 1994. However, modified guaranteed annuity sales increased $10.2 million from $.1 million during the first quarter 1994 to $10.3 million during the first quarter 1995. The
Company   is  facing  increased  competition  by  non-affiliated
insurers whose products are also sold through Merrill Lynch & Co.'s retail network.

During 1995, approximately $45.0 million of fixed deferred annuity liabilities will reach the expiration of their interest rate guarantee period. During the first three months of 1995, approximately $17.0 million of these fixed deferred annuity liabilities reached the expiration of their interest rate guarantee period. At the expiration of an interest rate guarantee period, the contract owner has an option to either surrender without incurring a surrender charge, or to "renew" with an adjustment of the interest crediting rate to the prevailing rate at the time of renewal. The Company has offered those contract owners electing to surrender the opportunity to exchange their contract for either a variable annuity or market value adjusted annuity contract. The following table summarizes the contract owners' selections for the first three months of 1995 and 1994:

                                                     1995               1994
                                                ---------------    -----------------
                                                Amount      %      Amount        %
                                                ------     ----    ------       ----
                                                       (Dollars in Millions)
Renewed with an adjustment to the
 applicable interest crediting rate             $   4       24%    $   12        16%
Exchanged into either the variable annuity
 product or the market value adjusted
 annuity product offered by the Company             8       47%        40        51%
Surrendered                                         5       29%        25        33%
                                                ------     ----    -------      ----
Total                                           $  17      100%    $   77       100%
                                                ======     ====    =======      ====

The rates of renewal, exchange and surrender experienced are consistent with management's expectations.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 1995, the Company's assets included $237.6 million of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of March 31, 1995, approximately $26.7 million (8.9%) of the Company's fixed maturity securities, were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.


Results of Operations

For the three month periods ended March 31, 1995 and 1994, the Company reported net earnings of $3.1 million and $2.2 million, respectively.

Net investment income and interest credited to policyholders' account balances for the three months ended March 31, 1995 as compared to the same period in 1994 have declined by approximately $1.9 million and $2.8 million, respectively, resulting in a net increase in interest spread of $0.9 million. This increase in interest spread is primarily attributable to the adjustment of the guaranteed interest crediting rate on those contracts which have reached the end of their interest rate guarantee period and were renewed at the prevailing rate.

Net realized investment gains (losses) declined $0.3 million for the three months ended March 31, 1995 as compared to the same period in 1994. The change in realized investment losses is primarily attributable to normal sales activity from the available for sale portfolios.

Policy charge revenue increased $0.2 million during the current three month period as compared to the same period during 1994. The increase in policy charge revenue is primarily attributable to the increase in policyholders' account balances of the variable annuity product.

Policy benefits decreased approximately $0.2 million from $0.3 million for the first three months of 1994 to $0.1 million for the current three month period. This decrease is primarily attributable to a decrease in mortality claims during the current three month period as compared to the same period during 1994.

Amortization of deferred policy acquisition costs increased approximately $0.1 million during the three months ended March 31, 1995 as compared to the same period in 1994. The increase in amortization is primarily attributable to the increase in variable annuity contracts in-force.

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

                                       ML LIFE INSURANCE COMPANY OF NEW YORK

                                         /s/  JOSEPH E. CROWNE
                                       -----------------------------------------

                                              Joseph E. Crowne
                                              Senior Vice President and
                                              Chief Financial Officer

Date: May 12, 1995

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
- -------         -----------

  27            Financial Data Schedule