Form 10-Q
period 1995-06-30
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1995-08-11
CIK 862923

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

                  FOR THE FISCAL QUARTER ENDED JUNE 30, 1995
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

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)
================================================================

ASSETS                                                                       June 30,        December 31,
                                                                               1995              1994
                                                                       -----------------  -----------------
INVESTMENTS:
 Fixed maturity securities available for sale, at estimated fair
  value (amortized cost:  1995 - $283,948; 1994 - $297,551)            $        291,408   $        286,078
 Equity securities available for sale, at estimated fair value
  (cost:  1995 - $3,114; 1994 - $3,987)                                           3,844              4,301
 Mortgage loans on real estate                                                    7,620              7,941
 Policy loans on insurance contracts                                             77,992             77,827
                                                                       -----------------  -----------------
   Total Investments                                                            380,864            376,147

CASH AND CASH EQUIVALENTS                                                        24,450             20,915
ACCRUED INVESTMENT INCOME                                                         7,276              7,354
DEFERRED POLICY ACQUISITION COSTS                                                27,382             31,031
FEDERAL INCOME TAXES - DEFERRED                                                   8,551              9,749
REINSURANCE RECEIVABLES                                                             611                605
OTHER ASSETS                                                                      9,618              3,265
SEPARATE ACCOUNTS ASSETS                                                        507,299            471,656




                                                                       -----------------  -----------------
TOTAL ASSETS                                                           $        966,051   $        920,722
                                                                       =================  =================



See notes to financial statements                                                             (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

BALANCE SHEETS
(Concluded) (Dollars in Thousands) (Unaudited)
====================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY                                        June 30,         December 31,
                                                                              1995                1994
                                                                       -----------------  -----------------
LIABILITIES:
POLICY LIABILITIES AND ACCRUALS:
  Policyholders' account balances                                      $        340,430   $        340,882
  Claims and claims settlement expenses                                           3,598              4,314
                                                                       -----------------  -----------------
   Total policy liabilities and accruals                                        344,028            345,196

OTHER POLICYHOLDER FUNDS                                                          1,233              1,532
OTHER LIABILITIES                                                                 6,047              2,113
FEDERAL INCOME TAXES - CURRENT                                                    1,407                170
PAYABLE TO AFFILIATES - NET                                                       5,700              4,242
SEPARATE ACCOUNTS LIABILITIES                                                   507,299            471,656
                                                                       -----------------  -----------------
 Total Liabilities                                                              865,714            824,909
                                                                       -----------------  -----------------


STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
    authorized, issued and outstanding                                            2,200              2,200
 Additional paid-in capital                                                      83,006             83,006
 Retained earnings                                                               17,606             13,970
 Net unrealized investment loss                                                 (2,475)            (3,363)
                                                                       -----------------  -----------------
  Total Stockholder's Equity                                                    100,337             95,813
                                                                       -----------------  -----------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $        966,051   $        920,722
                                                                       =================  =================






See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)
===================================================================


                                                                               Six Months Ended
                                                                                   June 30,
                                                                       -----------------------------------
                                                                              1995             1994
                                                                       ----------------  -----------------
REVENUES:
 Investment revenue:
  Net investment income                                                $        15,009   $         17,351
  Net realized investment losses                                                  (399)            (1,252)
 Policy charge revenue                                                           5,229              4,869
                                                                       ----------------  -----------------
   Total Revenues                                                               19,839             20,968
                                                                       ----------------  -----------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                            8,901             13,276
 Policy benefits (net of reinsurance recoveries:  1995 - $588;
  1994 - $280)                                                                     494              1,148
 Reinsurance premium ceded                                                         610                632
 Amortization of deferred policy acquisition costs                               2,525              1,935
 Insurance expenses and taxes                                                    1,716              1,710
                                                                       ----------------  -----------------
   Total Benefits and Expenses                                                  14,246             18,701
                                                                       ----------------  -----------------
   Earnings Before Federal Income
    Tax Provision                                                                5,593              2,267

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                         1,237              1,646
 Deferred                                                                          720               (853)
                                                                       ----------------  -----------------
   Total Federal Income Tax Provision                                            1,957                793
                                                                       ----------------  -----------------
NET EARNINGS                                                           $         3,636   $          1,474
                                                                       ================  =================





See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)
====================================================================

                                                                              Three Months Ended
                                                                                   June 30,
                                                                       ----------------------------------
                                                                              1995              1994
                                                                       ----------------  ----------------
REVENUES:
 Investment revenue:
  Net investment income                                                $         7,318   $         7,736
  Net realized investment losses                                                  (138)           (1,287)
 Policy charge revenue                                                           2,627             2,489
                                                                       ----------------  ----------------
   Total Revenues                                                                9,807             8,938
                                                                       ----------------  ----------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                            4,353             5,948
 Policy benefits (net of reinsurance recoveries:  1995 - $188;
  1994 - $159)                                                                     398              817
 Reinsurance premium ceded                                                         297               312
 Amortization of deferred policy acquisition costs                               1,377               901
 Insurance expenses and taxes                                                      847               916
                                                                       ----------------  ----------------
   Total Benefits and Expenses                                                   7,272             8,894
                                                                       ----------------  ----------------
   Earnings Before Federal Income
    Tax Provision                                                                2,535                44

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                         1,055               542
 Deferred                                                                         (168)             (527)
                                                                       ----------------  ----------------
   Total Federal Income Tax Provision                                              887                15
                                                                       ----------------  ----------------
NET EARNINGS                                                           $         1,648   $            29
                                                                       ================  ================







See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)
====================================================================

                                                                                   Net
                                                   Additional                   unrealized        Total
                                       Common       paid-in       Retained      investment     stockholder's
                                       Stock        capital       earnings         loss           equity
                                  -------------- -------------- -------------- ------------- -----------------
BALANCE, JANUARY 1, 1994          $       2,200  $      83,006  $       8,497  $       (927) $         92,776

 Net earnings                                 0              0          5,473             0             5,473

 Net unrealized investment loss               0              0              0        (2,436)           (2,436)
                                  -------------- -------------- -------------- ------------- -----------------
BALANCE, DECEMBER 31, 1994                2,200         83,006         13,970        (3,363)           95,813

 Net earnings                                 0              0          3,636             0             3,636

 Net unrealized investment gain               0              0              0           888               888
                                  -------------- -------------- -------------- ------------- -----------------
BALANCE, JUNE 30, 1995            $       2,200  $      83,006  $      17,606  $     (2,475) $        100,337
                                  ============== ============== ============== ============= =================





See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)
===================================================================


                                                                               Six Months Ended
                                                                                   June 30,
                                                                       -----------------------------------
                                                                               1995              1994
                                                                       ----------------- -----------------
OPERATING ACTIVITIES:
 Net earnings                                                          $          3,636  $          1,474
  Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                              2,525             1,935
   Capitalization of policy acquisition costs                                    (2,534)           (5,308)
   Amortization of fixed maturity securities                                       (235)              (68)
   Net realized investment losses                                                   399             1,252
   Interest credited to policyholders' account balances                           8,901            13,276
   Provision (benefit) for deferred Federal income tax                              720              (853)
   Cash and cash equivalents provided (used) by changes in
    operating assets and liabilities:
    Accrued investment income                                                        78             2,041
    Claims and claim settlement expenses                                           (716)           (3,689)
    Federal income taxes - current                                                1,237               782
    Other policyholder funds                                                       (299)            1,723
    Payable to affiliates - net                                                   1,458             2,102
   Change in policy loans                                                          (165)           (4,044)
   Other - net                                                                   (2,427)            1,547
    Net cash and cash equivalents provided by                          ----------------- -----------------
     operating activities                                                        12,578            12,170
                                                                       ----------------- -----------------
INVESTING ACTIVITIES:
 Fixed maturity securities sold                                                  53,569            80,396
 Fixed maturity securities matured                                               19,219            55,404
 Fixed maturity securities purchased                                           (58,155)           (24,312)
 Equity securities available for sale sold                                            0             1,501
 Equity securities available for sale purchased                                       0               (29)
 Mortgage loans on real estate principal payments received                            0             9,000
    Net cash and cash equivalents provided by                          ----------------- -----------------
     investing activities                                                        14,633           121,960
                                                                       ----------------- -----------------




See notes to financial statements
 (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Concluded) (Dollars in Thousands) (Unaudited)
===================================================================

                                                                               Six Months Ended
                                                                                   June 30,
                                                                       -----------------------------------
                                                                              1995             1994
                                                                       ----------------- -----------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                       22,346            31,369
  Withdrawals (includes transfers to Separate Accounts)                         (46,022)         (172,813)
    Net cash and cash equivalents used by financing                    ----------------- -----------------
     activities                                                                 (23,676)         (141,444)
                                                                       ----------------- -----------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                 3,535            (7,314)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                               20,915             26,919
                                                                       ----------------- ------------------
 End of period                                                         $         24,450  $          19,605
                                                                       ================= ==================
Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                 $              0  $             865
  Intercompany interest                                                $            228  $             177



See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
================================================================


NOTE 1:  BASIS OF PRESENTATION:

ML Life Insurance Company of New York (the "Company") is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co."). The Company sells life insurance and annuity products, including variable life insurance and variable annuities.

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. Results for the three month and six month periods ended June 30, 1995 and 1994 are not necessarily indicative of annual results. To facilitate comparison with the current periods, certain amounts in the prior periods have been reclassified. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K ("1994 Report").


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of New York and the National Association of Insurance Commissioners. Statutory capital and surplus at June 30, 1995 and December 31, 1994, was $68.7 million and $64.9 million, respectively. For the six months ended June 30, 1995 and 1994, statutory net income was $3.2 million and $4.4 million, respectively.


NOTE 3.  ACCOUNTING CHANGES:

In the first quarter of 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and
Disclosures". SFAS No. 114 establishes accounting standards for creditors to measure the impairment of certain loans. SFAS No. 118 amends SFAS No. 114 to allow creditors to use existing methods for recognizing interest income on an impaired loan, rather than the method originally required by SFAS No. 114. The impact of these pronouncements on the Company's financial statements as of June 30, 1995 was not material.


NOTE 4.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as available for sale and are recorded at fair value. The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with investments classified as available for sale. These adjustments are recorded in stockholder's equity and assume that the unrealized gain or loss on available for sale securities was realized. These investments primarily support in-force, universal life-type contracts under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". The table that follows provides the components of the unrealized loss recorded in stockholder's equity for available for sale investments:

                                                             June 30,       Dec. 31,
                                                               1995           1994
                                                        -------------- --------------
 Assets:
  Fixed maturity securities available for sale          $       7,460  $     (11,473)
  Equity securities available for sale                            730            314
  Deferred policy acquisition costs                              (481)         3,177
  Federal income taxes - deferred                               1,334          1,812
                                                        -------------- --------------
                                                                9,043         (6,170)
                                                        -------------- --------------

 Liabilities:
  Policyholders' account balances                              11,518         (2,807)
                                                        -------------- --------------
 Stockholder's equity:
  Net unrealized investment loss                        $      (2,475) $      (3,363)
                                                        ============== ==============

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

Changes in revenues and expenses in most cases are similar for the three month and six month periods. Therefore, the discussion emphasizes the comparison between the six months of 1995 and 1994, with additional information on the three month periods presented where appropriate.

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

New life insurance premium and annuity deposits received in the first six months of 1995 and 1994 were $22.3 million and $31.4 million, respectively. Variable annuity deposits received during the first six months of 1995 decreased $22.1 million to $5.4 million as compared to the same period in 1994. However, modified guaranteed annuity sales increased $12.6 million from $1.7 million during the first six months 1994 to $14.2 million during the first six months of 1995. The increase in modified guaranteed annuity sales trended higher during the first quarter of 1995, however, sales decreased during the second quarter as interest rates declined. The decline in total life insurance and annuity deposits received during the first six months of 1995 as compared to the same period in 1994 is reflective of increased competition by non-affiliated insurers whose products may also be sold through Merrill Lynch & Co.'s retail network. Additionally, the volatility in the equity markets during 1995 resulted in reduced investor demand for the Company's variable annuity product.

During the first six months of 1995, approximately $42.0 million of fixed deferred annuity liabilities reached the expiration of their interest rate guarantee period. At the expiration of an interest rate guarantee period, the contract owner has an option to either surrender without incurring a surrender charge, or to "renew" with an adjustment of the interest crediting rate to the prevailing rate at the time of renewal. The Company has offered those contract owners electing to surrender the opportunity to exchange their contract for either a variable annuity or market value adjusted annuity contract. The following table summarizes the contract owners' selections for the first six months of 1995 and 1994:

                                                  1995               1994
                                            ----------------    ---------------
                                              Amount     %       Amount    %
                                            ---------- -----    --------- -----
 Renewed with an adjustment to the                (Dollars in Millions)
  applicable interest crediting rate        $       7   17%     $     25   15%
 Exchanged into either the variable annuity
  product or the market value adjusted
  annuity product offered by the Company           20   47%           83   49%
 Surrendered                                       15   36%           60   36%
                                            ---------- -----    --------- -----
 Total                                       $     42  100%     $    168  100%
                                            ========== =====    ========= =====

The rates of renewal, exchange and surrender experienced are consistent with management's expectations.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 1995, the Company's assets included $249.0 million of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of June 30, 1995, approximately $22.8 million (7.8%) of the Company's fixed maturity securities, were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.


Results of Operations

For the six month periods ended June 30, 1995 and 1994, the Company reported net earnings of $3.6 million and $1.5 million, respectively. For the three month periods ended June 30, 1995 and 1994, the Company reported $1.6 million and $0.0 million, respectively.

Net investment income and interest credited to policyholders' account balances for the six months ended June 30, 1995 as
compared   to   the  same  period  in  1994  have   declined   by
approximately $2.3 million and $4.4 million, respectively, resulting in a net increase in interest spread of $2.1 million. This increase in interest spread is primarily attributable to the adjustment of the guaranteed interest crediting rate on those contracts which have reached the end of their interest rate guarantee period and were renewed at the prevailing rate.

Net realized investment losses declined $0.9 million for the six months ended June 30, 1995 as compared to the same period in 1994. During both the second quarter 1995 and 1994, the Company recorded credit related adjustments of book value on certain investments of $0.8 million and $2.0 million, respectively. The remaining change in realized investment losses is primarily attributable to normal sales activity from the available for sale portfolios.

Policy charge revenue increased $0.4 million during the current six month period as compared to the same period during 1994. The increase in policy charge revenue is primarily attributable to the increase in policyholder's account balances of the variable annuity product.

Policy benefits decreased approximately $0.6 million from $1.1 million for the first six months of 1994 to $0.5 million for the current six month period. This decrease is primarily attributable to a decrease in mortality claims during the current six month period as compared to the same period during 1994.

Amortization of deferred policy acquisition costs increased approximately $0.6 million during the six months ended June 30, 1995 as compared to the same period in 1994. The increase in amortization is primarily attributable to the increase in variable annuity contracts in-force.

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

Date: August 10, 1995

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
- -------         -----------

  27            Financial Data Schedule