Form 10-Q
period 1995-09-30
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1995-11-14
CIK 862923

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1995
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I  Financial Information

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)


ASSETS                                                               September 30,       December 31,
                                                                          1995               1994
                                                                  ------------------  ------------------
INVESTMENTS:
 Fixed maturity securities available for sale, at estimated fair
  value (amortized cost:  1995 - $295,786; 1994 - $297,551)       $         302,019   $         286,078
 Equity securities available for sale, at estimated fair value
  (cost:  1995 - $2,929; 1994 - $3,987)                                       3,797               4,301
 Mortgage loans on real estate                                                4,032               7,941
 Policy loans on insurance contracts                                         79,787              77,827
                                                                  ------------------  ------------------

   Total Investments                                                        389,635             376,147

CASH AND CASH EQUIVALENTS                                                    17,397              20,915
ACCRUED INVESTMENT INCOME                                                     8,656               7,354
DEFERRED POLICY ACQUISITION COSTS                                            27,933              31,031
FEDERAL INCOME TAXES - DEFERRED                                               7,021               9,749
REINSURANCE RECEIVABLES                                                         495                 605
OTHER ASSETS                                                                  3,741               3,265
SEPARATE ACCOUNTS ASSETS                                                    529,286             471,656
                                                                  ------------------  ------------------


TOTAL ASSETS                                                      $         984,164   $         920,722
                                                                  ==================  ==================











See notes to financial statements             (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

BALANCE SHEETS
(Concluded) (Dollars in Thousands) (Unaudited)


LIABILITIES AND STOCKHOLDER'S EQUITY                                 September 30,       December 31,
                                                                          1995               1994
                                                                  ------------------  ------------------

LIABILITIES:
POLICY LIABILITIES AND ACCRUALS:

  Policyholders' account balances                                 $         337,933   $         340,882
  Claims and claims settlement expenses                                       2,058               4,314
                                                                  ------------------  ------------------

   Total policy liabilities and accruals                                    339,991             345,196

OTHER POLICYHOLDER FUNDS                                                      1,923               1,532
OTHER LIABILITIES                                                             2,036               2,113
FEDERAL INCOME TAXES - CURRENT                                                1,383                 170
PAYABLE TO AFFILIATES - NET                                                   5,627               4,242
SEPARATE ACCOUNTS LIABILITIES                                               529,286             471,656
                                                                  ------------------  ------------------

 Total Liabilities                                                          880,246             824,909
                                                                  ------------------  ------------------



STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
    authorized, issued and outstanding                                        2,200               2,200
 Additional paid-in capital                                                  83,006              83,006
 Retained earnings                                                           19,960              13,970
 Net unrealized investment loss                                              (1,248)             (3,363)
                                                                  ------------------  ------------------

  Total Stockholder's Equity                                                103,918              95,813
                                                                  ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                        $         984,164   $         920,722
                                                                  ==================  ==================


See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)


                                                                            Nine Month Ended
                                                                              September 30,
                                                                  --------------------------------------
                                                                          1995               1994
                                                                  ------------------  ------------------

REVENUES:
 Investment revenue:
  Net investment income                                           $          22,248   $          24,900
  Net realized investment losses                                               (514)             (2,148)
 Policy charge revenue                                                        8,001               7,630
                                                                  ------------------  ------------------

   Total Revenues                                                            29,735              30,382
                                                                  ------------------  ------------------

BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                        13,164              18,057
 Market value adjustment expense                                                 73                 130
 Policy benefits (net of reinsurance recoveries:  1995 - $793;
  1994 - $432)                                                                  655               1,246
 Reinsurance premium ceded                                                      822                 836
 Amortization of deferred policy acquisition costs                            3,115               2,944
 Insurance expenses and taxes                                                 2,764               2,502
                                                                  ------------------  ------------------

   Total Benefits and Expenses                                               20,593              25,715
                                                                  ------------------  ------------------

   Earnings Before Federal Income
    Tax Provision                                                             9,142               4,667

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                      1,565                (383)
 Deferred                                                                     1,587               1,331
                                                                  ------------------  ------------------

   Total Federal Income Tax Provision                                         3,152                 948
                                                                  ------------------  ------------------

NET EARNINGS                                                      $           5,990   $           3,719
                                                                  ==================  ==================


See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)


                                                                           Three Months Ended
                                                                              September 30,
                                                                  --------------------------------------
                                                                          1995               1994
                                                                  ------------------  ------------------

REVENUES:
 Investment revenue:
  Net investment income                                           $           7,239   $           7,549
  Net realized investment losses                                               (115)               (896)
 Policy charge revenue                                                        2,772               2,640
                                                                  ------------------  ------------------

   Total Revenues                                                             9,896               9,293
                                                                  ------------------  ------------------

BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                         4,263               4,781
 Market value adjustment expense                                                 73                   9
 Policy benefits (net of reinsurance recoveries:  1995 - $205;
  1994 - $200)                                                                  161                  98
 Reinsurance premium ceded                                                      212                 204
 Amortization of deferred policy acquisition costs                              590               1,009
 Insurance expenses and taxes                                                 1,048                 793
                                                                  ------------------  ------------------

   Total Benefits and Expenses                                                6,347               6,894
                                                                  ------------------  ------------------

   Earnings Before Federal Income
    Tax Provision                                                             3,549               2,399

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                        329              (2,029)
 Deferred                                                                       867               2,184
                                                                  ------------------  ------------------

   Total Federal Income Tax Provision                                         1,196                 155
                                                                  ------------------  ------------------

NET EARNINGS                                                      $           2,353   $           2,244
                                                                  ==================  ==================

See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                                            Net
                                                       Additional                        unrealized         Total
                                     Common Stock       paid-in          Retained        investment     stockholder's
                                                        capital          earnings           loss            equity
                                     -------------     -------------     -------------   -------------  ---------------

BALANCE, JANUARY 1, 1994             $      2,200      $     83,006      $      8,497    $       (927)  $       92,776

 Net earnings                                   0                 0             5,473               0            5,473

 Net unrealized investment loss                 0                 0                 0          (2,436)          (2,436)
                                     -------------     -------------     -------------   -------------  ---------------

BALANCE, DECEMBER 31, 1994                  2,200            83,006            13,970          (3,363)          95,813

 Net earnings                                   0                 0             5,990               0            5,990

 Net unrealized investment gain                 0                 0                 0           2,115            2,115
                                     -------------     -------------     -------------   -------------  ---------------

BALANCE, September 30, 1995          $      2,200      $     83,006      $     19,960    $     (1,248)  $      103,918
                                     =============     =============     =============   =============  =============




See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)


                                                                          Nine Months Ended
                                                                            September 30,
                                                                  --------------------------------------
                                                                          1995               1994
                                                                  ------------------  ------------------
OPERATING ACTIVITIES:
 Net earnings                                                     $           5,990   $           3,719
  Adjustments to reconcile net earnings to net cash and
   cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                          3,115               2,944
   Capitalization of policy acquisition costs                                (3,365)             (6,958)
   Amortization of fixed maturity securities                                   (294)               (262)
   Net realized investment losses                                               514               2,148
   Interest credited to policyholders' account balances                      13,164              18,057
   Provision (benefit) for deferred Federal income tax                        1,587               1,331
   Cash and cash equivalents provided (used) by changes
    in operating assets and liabilities:
    Accrued investment income                                                (1,302)              2,213
    Claims and claim settlement expenses                                     (2,256)             (3,292)
    Federal income taxes - current                                            1,213              (2,893)
    Other policyholder funds                                                    391               1,646
    Payable to affiliates - net                                               1,385                 218
   Change in policy loans                                                    (1,960)             (2,447)
   Other - net                                                                 (476)             (5,051)
                                                                  ------------------  ------------------
    Net cash and cash equivalents provided by
     operating activities                                                    17,706              11,373
                                                                  ------------------  ------------------

INVESTING ACTIVITIES:
 Fixed maturity securities sold                                              57,629              91,690
 Fixed maturity securities matured                                           30,975              79,814
 Fixed maturity securities purchased                                        (85,667)            (45,282)
 Equity securities available for sale sold                                        0               4,955
 Equity securities available for sale purchased                                   0                 (28)
 Mortgage loans on real estate sold                                           3,608               9,000
                                                                  ------------------  ------------------
    Net cash and cash equivalents provided by
     investing activities                                                     6,545             140,149
                                                                  ------------------  ------------------


See notes to financial statements
(continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Concluded) (Dollars in Thousands) (Unaudited)


                                                                          Nine Months Ended
                                                                             September 30,
                                                                  --------------------------------------
                                                                          1995               1994
                                                                  ------------------  ------------------

FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                   33,434              45,800
  Withdrawals (includes transfers to Separate Accounts)                     (61,203)           (216,415)
                                                                  ------------------  ------------------
    Net cash and cash equivalents used by financing
     activities                                                             (27,769)           (170,615)
                                                                  ------------------  ------------------

NET DECREASE IN CASH AND  CASH EQUIVALENTS                                   (3,518)            (19,093)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                           20,915              27,464
                                                                  ------------------  ------------------

 End of period                                                    $          17,397   $           8,371
                                                                  ==================  ==================

Supplementary Disclosure of Cash Flow
Information:
 Cash paid for:
  Federal income taxes                                            $             352   $             865
  Intercompany interest                                           $             347   $             177



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

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. Results for the three month and nine month periods ended September 30, 1995 and 1994 are not necessarily indicative of annual results. To facilitate comparison with the current periods, certain amounts in the prior periods have been reclassified. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K ("1994 Report").


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of New York and the National Association of Insurance Commissioners. Statutory capital and surplus at September 30, 1995 and December 31, 1994, was $72.2 million and $64.9 million, respectively. For the nine months ended September 30, 1995 and 1994, statutory net income was $5.3 million and $3.7 million, respectively.


NOTE 3.  ACCOUNTING CHANGES:

In the first quarter of 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 114 establishes accounting standards for creditors to measure the impairment of certain loans. SFAS No. 118 amends SFAS No. 114 to allow creditors to use existing methods for recognizing interest income on an impaired loan, rather than the method originally required by SFAS No. 114. The impact of these pronouncements on the Company's financial statements as of September 30, 1995 was not material.


NOTE 4.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as available for sale and are recorded at fair value. The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with investments classified as available for sale. These adjustments are recorded in stockholder's equity and assume that the unrealized gain or loss on available for sale securities was realized. These investments primarily support in-force, universal life-type contracts under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration
Contracts and for Realized Gains and Losses from the Sale of Investments". The table that follows provides the components of the unrealized loss recorded in stockholder's equity for available for sale investments:

                                                         Sept. 30,           Dec. 31,
                                                            1995               1994
                                                    ------------------   ------------------
                                                                (In Thousands)
 Assets:
  Fixed maturity securities available for sale      $           6,233    $         (11,473)
  Equity securities available for sale                            868                  314
  Deferred policy acquisition costs                             (171)                3,177
  Federal income taxes - deferred                                 671                1,812
                                                    ------------------   ------------------
                                                                7,601               (6,170)
                                                    ------------------   ------------------

 Liabilities:
  Policyholders' account balances                               8,849               (2,807)
                                                    ------------------   ------------------

 Stockholder's equity:
  Net unrealized investment loss                    $         (1,248)    $          (3,363)
                                                    =================    ==================

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

Changes in revenues and expenses in most cases are similar for the three month and nine month periods. Therefore, the discussion emphasizes the comparison between the nine months of 1995 and 1994, with additional information on the three month periods presented where appropriate.

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

New life insurance premium and annuity deposits received in the first nine months of 1995 and 1994 were $33.4 million and $45.8 million, respectively. Variable annuity deposits received during the first nine months of 1995 decreased $24.2 million to $11.7 million as compared to the same period in 1994. However, modified guaranteed annuity sales increased $10.6 million from $6.0 million during the first nine months of 1994 to $16.6 million during the first nine months of 1995. The increase in modified guaranteed annuity sales trended higher during the first three months of 1995; however, sales decreased during the next six months as interest rates declined. The decline in total life insurance and annuity deposits received during the first nine months of 1995 as compared to the same period in 1994 is reflective of increased competition by non-affiliated insurers whose products may also be sold through Merrill Lynch & Co.'s retail network.

During  the  first  nine  months of  1995,  approximately  $47.8 million of fixed deferred annuity liabilities reached the expiration of their interest rate guarantee period. At the expiration of an interest rate guarantee period, the contract owner has an option to either surrender without incurring a surrender charge, or to "renew" with an adjustment of the interest crediting rate to the prevailing rate at the time of renewal. The Company has offered those contract owners electing to surrender the opportunity to exchange their contract for either a variable annuity or market value adjusted annuity contract. The following table summarizes the contract owners' selections for the first nine months of 1995 and 1994:

                                                               1995                  1994
                                                     ------------------    -------------------
                                                         Amount      %          Amount      %
                                                     -----------  -----    ------------  -----
                                                                     (Dollars in Millions)
 Renewed with an adjustment to the
  applicable interest crediting rate                 $        8     16%    $        23     12%
 Exchanged into either the variable annuity
  product or the market value adjusted
  annuity product offered by the Company                     22     46%             96     50%
 Surrendered                                                 18     38%             73     38%
                                                     -----------  -----    ------------  -----

 Total                                               $       48    100%    $       192    100%
                                                     ===========  =====    ============  =====

The rates of renewal, exchange and surrender experienced are consistent with management's expectations.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 1995, the Company's assets included $260.0 million of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of September 30, 1995, approximately $13.8 million (4.6%) of the Company's fixed maturity securities, were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

During the third quarter 1995, the Company sold to an affiliate a $3.8 million participation interest in a mortgage loan which was in default. The participation interest was valued utilizing the appraised value of the underlying collateral of this mortgage loan.


Results of Operations

For the nine month periods ended September 30, 1995 and 1994, the Company reported net earnings of $6.0 million and $3.7 million, respectively. For the three month periods ended September 30, 1995 and 1994, the Company reported $2.4 million and $2.2 million, respectively.

Net investment income and interest credited to policyholders' account balances for the nine months ended September 30, 1995 as compared to the same period in 1994 have declined by approximately $2.7 million and $4.9 million, respectively, resulting in a net increase in interest spread of $2.2 million. This increase in interest spread is primarily attributable to the adjustment of the guaranteed interest crediting rate on those contracts which have reached the end of their interest rate guarantee period and were renewed at the prevailing rate.

Net realized investment losses declined $1.6 million for the nine months ended September 30, 1995 as compared to the same period in 1994. During both the second quarter 1995 and 1994, the Company recorded credit related adjustments of book value on certain investments of $0.8 million and $2.0 million, respectively. The remaining change in realized investment losses is primarily attributable to normal sales activity from the available for sale portfolios.

Policy benefits decreased approximately $0.7 million from $1.2 million for the first nine months of 1994 to $0.7 million for the current nine month period. This decrease is primarily attributable to a decrease in mortality claims during the current nine month period as compared to the same period during 1994.

Amortization of deferred policy acquisition costs increased approximately $0.2 million during the nine months ended September 30, 1995 as compared to the same period in 1994. During the current quarter, the Company reevaluated the expected gross profits on certain of it's life insurance and annuity in-force contracts and determined that life to date amortization required adjustments. As a result, the Company recorded a reduction in amortization of $0.5 million. The increase in amortization is primarily attributable to the increase in variable annuity contracts in-force.

The Company's effective federal income tax rate increased from 20% during the first nine months of 1994 to 34% for the same period during 1995, principally as a result of recording an adjustment to pre-1994 tax liabilities during the third quarter 1994.

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

                                       ML LIFE INSURANCE COMPANY OF NEW YORK

                                         /s/  JOSEPH E. CROWNE

                                       -----------------------------------------

                                              Joseph E. Crowne
                                              Senior Vice President and
                                              Chief Financial Officer

Date: November 14, 1995

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
-------         -----------

  27            Financial Data Schedule