Form 10-K405
period 1995-12-31
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1996-03-26
CIK 862923

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

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

                                                                Common 220,000
                                                                       -------

                      DOCUMENTS INCORPORATED BY REFERENCE

                 Preliminary Prospectus included in Post-Effective Amendment No. 5 to the Registrant's registration statement on Form S-1, filed March 26, 1996, pursuant to the Securities Act of 1933, File No. 33-60288 -- incorporated by reference into Parts I and II of this report on Form 10-K; and Exhibits.

                 REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I

Item 1.  Business.

                 The Registrant is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc., a corporation whose common stock is traded on the New York Stock Exchange. The information set forth under the caption "A. History and Business" in the preliminary prospectus contained in Post-Effective Amendment No. 5 to Registrant's registration statement, filed March 26, 1996, pursuant to the Securities Act of 1933, File No. 33-60288 (the "Prospectus"), is incorporated herein by reference.

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


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

                 The Registrant is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"), which is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. MLIG is the sole record holder of Registrant's shares. Therefore, there is no public trading market for Registrant's common stock.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.

         (a)  Financial Statements and Exhibits.

                 (1) The following financial statements of the Registrant are filed as part of this report:

                 a.       Independent Auditors' Report dated February 26, 1996.

                 b.       Balance Sheets at December 31, 1995 and 1994.

                 c. Statements of Earnings for the Years Ended December 31, 1995, 1994 and 1993.

                 d. Statements of Stockholder's Equity for the Years Ended December 31, 1995, 1994 and 1993.

                 e. Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.

                 f. Notes to Financial Statements for the Years Ended December 31, 1995, 1994 and 1993.

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

                 4.7 Modified Guaranteed Annuity Contract MLNY-AY-991/94. (Incorporated by reference to
                            Exhibit 4(a)(2) to Post- Effective Amendment No. 3 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

                 4.8 Qualified Retirement Plan Endorsement MLNY-AYQ-991/94. (Incorporation by reference to
                            Exhibit 4(c)(2) to Post- Effective Amendment No. 3 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

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

                 10.5 Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant's registration statement on Form S- 1, File No. 33-34562, filed October 16, 1990.)

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

                 24.1 Power of attorney of Frederick J.C. Butler. (Incorporated by reference to Exhibit 24(a) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

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

                 24.15 Power of attorney of Francis X. Ervin, Jr. (Incorporated by reference to Exhibit 24(f) to Post-Effective Amendment No. 5 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 26, 1996.)

                 24.16 Power of attorney of Gail R. Farkas. (Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 5 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 26, 1996.)

                99.1 Preliminary prospectus contained in Post-Effective Amendment No. 5 to the Registrant's registration statement, filed on March 26, 1996, pursuant to the Securities Act of 1933, File No. 33-60288.

                 (3)        Not applicable.

         (b)  Reports on Form 8-K.

              No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1995.

                         INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . .

Balance Sheets at December 31, 1995 and 1994  . . . . . . . . . . . . . . . . .

Statements of Earnings for the Years Ended December 31,
  1995, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Statements of Stockholder's Equity for the Years Ended
  December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . .

Statements of Cash Flows for the Years Ended December 31,
  1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Notes to Financial Statements for the Years Ended
  December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . .

INDEPENDENT AUDITORS' REPORT



The Board of Directors of
ML Life Insurance Company of New York:

We have audited the accompanying balance sheets of ML Life Insurance Company of New York (the "Company"), a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc., as of December 31, 1995 and 1994 and the related statements of earnings, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.







/s/Deloitte & Touche LLP
February 26, 1996

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 1995 AND 1994
(Dollars in Thousands)
=======================================================================

ASSETS                                                                   1995         1994
                                                                     ------------  ------------
INVESTMENTS:
 Fixed maturity securities available for sale, at estimated fair value
   (amortized cost: 1995 - $295,403; 1994 - $297,551)                $   307,596   $   286,078
 Equity securities available for sale, at estimated fair value
   (cost: 1995 - $3,017; 1994 - $3,987)                                    3,534         4,301
 Mortgage loans on real estate                                             4,032         7,941
 Policy loans on insurance contracts                                      82,073        77,827
                                                                     ------------  ------------
          Total Investments                                              397,235       376,147



CASH AND CASH EQUIVALENTS                                                 17,387        20,915
ACCRUED INVESTMENT INCOME                                                  6,603         7,354
DEFERRED POLICY ACQUISITION COSTS                                         30,922        31,031
FEDERAL INCOME TAXES - DEFERRED                                            3,622         9,749
REINSURANCE RECEIVABLES                                                      493           605
OTHER ASSETS                                                               2,653         3,265
SEPARATE ACCOUNTS ASSETS                                                 544,432       471,656
                                                                     ------------  ------------
TOTAL ASSETS                                                         $ 1,003,347   $   920,722
                                                                     ============  ============










See notes to financial statements.

=======================================================================


LIABILITIES AND STOCKHOLDER'S EQUITY                                     1995          1994
                                                                     ------------  ------------
LIABILITIES:
 POLICY LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                   $   337,137   $   340,882
   Claims and claims settlement expenses                                   2,901         4,314
                                                                     ------------  ------------
          Total policy liabilities and accruals                          340,038       345,196

 OTHER POLICYHOLDER FUNDS                                                    739         1,532
 OTHER LIABILITIES                                                         3,112         2,113
 FEDERAL INCOME TAXES - CURRENT                                              185           170
 PAYABLE TO AFFILIATES - NET                                               4,062         4,242
 SEPARATE ACCOUNTS LIABILITIES                                           544,432       471,656
                                                                     ------------  ------------
          Total Liabilities                                              892,568       824,909
                                                                     ------------  ------------


STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
   authorized, issued and outstanding                                      2,200         2,200
 Additional paid-in capital                                               83,006        83,006
 Retained earnings                                                        24,034        13,970
 Net unrealized investment gain (loss)                                     1,539       (3,363)
                                                                     ------------  ------------
          Total Stockholder's Equity                                     110,779        95,813
                                                                     ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $ 1,003,347   $   920,722
                                                                     ============  ============


ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(Dollars in Thousands)
=======================================================================

                                                                   1995       1994      1993
                                                                ---------  ---------  ---------
REVENUES:
 Investment revenue:
   Net investment income                                        $ 29,819   $ 32,679   $ 50,661
   Net realized investment gains (losses)                           (265)    (2,218)     6,131
 Policy charge revenue                                            10,864     10,339      8,387
                                                                ---------  ---------  ---------
        Total Revenues                                            40,418     40,800     65,179
                                                                ---------  ---------  ---------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account
   balances                                                       17,375     22,691     44,425
 Market value adjustment expense                                     238        132        642
 Policy benefits (net of reinsurance recoveries: 1995 - $917
   1994 - $715; 1993 - $2,192)                                       528      1,620      1,729
 Reinsurance premium ceded                                         1,227      1,240      1,182
 Amortization of deferred policy acquisition costs                 1,300      4,141      9,523
 Insurance expenses and taxes                                      4,508      3,685      5,278
                                                                ---------  ---------  ---------
        Total Benefits and Expenses                               25,176     33,509     62,779
                                                                ---------  ---------  ---------
        Earnings Before Federal Income
          Tax Provision                                           15,242      7,291      2,400
                                                                ---------  ---------  ---------
FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                           1,692       (213)     2,842
 Deferred                                                          3,486      2,031     (2,250)
                                                                ---------  ---------  ---------
        Total Federal Income Tax Provision                         5,178      1,818        592
                                                                ---------  ---------  ---------

NET EARNINGS                                                    $ 10,064   $  5,473   $  1,808
                                                                =========  =========  =========








See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(Dollars in Thousands)
=======================================================================

                                                                                 Net
                                                 Additional                  unrealized           Total
                                      Common      paid-in      Retained      investment       stockholder's
                                       stock      capital      earnings      gain (loss)         equity
                                    ---------  ------------  -----------  ---------------  -----------------
BALANCE, JANUARY 1, 1993            $  2,200   $    83,006   $    6,689   $          352   $         92,247

 Net earnings                                                     1,808                               1,808
 Net unrealized investment loss                                                   (1,279)            (1,279)
                                    ---------  ------------  -----------  ---------------  -----------------
BALANCE, DECEMBER 31, 1993             2,200        83,006        8,497             (927)            92,776

 Net earnings                                                     5,473                               5,473
 Net unrealized investment loss                                                   (2,436)            (2,436)
                                    ---------  ------------  -----------  ---------------  -----------------
BALANCE, DECEMBER 31, 1994             2,200        83,006       13,970           (3,363)            95,813

 Net earnings                                                    10,064                              10,064
 Net unrealized investment gain                                                    4,902              4,902
                                    ---------  ------------  -----------  ---------------  -----------------
BALANCE, DECEMBER 31, 1995          $  2,200   $    83,006   $   24,034   $        1,539   $        110,779
                                    =========  ============  ===========  ===============  =================















See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(Dollars in Thousands)
=======================================================================

                                                                    1995          1994          1993
                                                               ------------  ------------  ------------
OPERATING ACTIVITIES:
 Net earnings                                                  $    10,064   $     5,473   $     1,808
   Adjustments to reconcile net earnings to net
     cash and cash equivalents provided (used)
     by operating activities:
     Amortization of deferred policy acquisition
      costs                                                          1,300         4,142         9,523
     Capitalization of policy acquisition costs                     (4,368)       (7,142)       (7,252)
     Amortization and accretion of investments                        (434)         (312)          918
     Net realized investment (gains) losses                            265         2,218        (6,131)
     Interest credited to policyholders' account balances           17,375        22,691        44,425
     Provision (benefit) for deferred Federal
      income tax                                                     3,486         2,031        (2,250)
     Cash and cash equivalents provided (used) by
      changes in operating assets and liabilities:
      Accrued investment income                                        751         2,810         3,857
      Claims and claims settlement expenses                         (1,413)       (1,300)        2,273
      Federal income taxes - current                                    15          (694)          173
      Other policyholder funds                                        (793)          332         1,129
      Payable to affiliates - net                                     (180)         (981)       (1,923)
     Policy loans                                                   (4,246)       (4,447)       (7,343)
     Other, net                                                      1,723        (1,947)        2,644
                                                               ------------  ------------  ------------
      Net cash and cash equivalents provided
        by operating activities                                     23,545        22,874        41,851
                                                               ------------  ------------  ------------

INVESTING ACTIVITIES:
 Fixed maturity securities sold                                     68,382       123,518       166,033
 Fixed maturity securities matured                                  38,420        92,499       280,484
 Fixed maturity securities purchased                             (103,268)      (73,016)     (251,522)
 Equity securities available for sale purchased                      (300)          (29)         (109)
 Equity securities available for sale sold                             354         4,665         2,885
 Mortgage loans on real estate principal payments received               0         8,998         4,425
 Mortgage loans on real estate sold                                  3,608             0             0
                                                               ------------  ------------  ------------
      Net cash and cash equivalents provided by
        investing activities                                         7,196       156,635       202,196
                                                               ------------  ------------  ------------

                                                           (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(Concluded) (Dollars In Thousands)
=======================================================================

                                                                    1995          1994          1993
                                                               ------------  ------------  ------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
   Deposits                                                    $    43,191   $    56,297   $    33,953
   Withdrawals (net of transfers to/from Separate Accounts)        (77,460)     (242,355)     (291,658)
                                                               ------------  ------------  ------------
      Net cash and cash equivalents used
        by financing activities                                    (34,269)     (186,058)     (257,705)
                                                               ------------  ------------  ------------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                                   (3,528)       (6,549)      (13,658)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                  20,915        27,464        41,122
                                                               ------------  ------------  ------------
 End of year                                                   $    17,387   $    20,915   $    27,464
                                                               ============  ============  ============

Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
   Federal income taxes                                        $     1,677   $       482   $     2,668
   Intercompany interest                                               447           352           397



















See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A  wholly-owned  subsidiary of Merrill  Lynch  Insurance  Group,
Inc.)

NOTES TO FINANCIAL STATEMENTS
 (DOLLARS IN THOUSANDS)
=======================================================================

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Reporting: ML Life Insurance Company of New York (the "Company") is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co.").

 The Company sells non-participating life insurance and annuity products which comprise one business segment. The primary products that the Company currently markets are immediate annuities, market value adjusted annuities, variable life insurance and variable annuities. The Company is licensed to sell insurance in nine states, however, it currently limits its marketing activities to the State of New York. The Company markets its products solely through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated ("MLPF&S"), a wholly-owned subsidiary of Merrill Lynch & Co.

 The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for stock life insurance companies. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

 Policyholders' Account Balances: Liabilities for the Company's universal life type contracts, including its life insurance and annuity products, are equal to the full accumulation value of such contracts as of the valuation date plus deficiency reserves for certain products. Interest crediting rates for the Company's fixed rate products are as follows:

 Interest sensitive life products       4.00% - 5.50%
 Interest sensitive deferred annuities  3.80% - 8.23%
 Immediate annuities                    4.00% - 10.0%

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

 Indemnity reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the
 Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $179 that can be drawn upon for delinquent reinsurance recoverables.

 As of December 31, 1995, the Company had life insurance in-force which was ceded to other life insurance companies of $151,317.

 Deferred Policy Acquisition Costs: Policy acquisition costs for life and annuity contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. It is reasonably possible that estimates of future gross profits could be reduced in the future, resulting in a material reduction in the carrying amount of deferred policy acquisition costs.

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

 Included  in  deferred policy acquisition costs are those  costs related to the acquisition by assumption reinsurance of insurance contracts from unaffiliated insurers. The deferred costs are amortized in proportion to the estimated future gross profits over the anticipated life of the acquired insurance contracts utilizing an interest methodology.

 The Company has entered into an assumption reinsurance agreement with an unaffiliated insurer. The acquisition costs relating to this agreement are being amortized over a twenty-year period using an effective interest rate of 9.01%. This reinsurance agreement provides for payment of contingent ceding commissions based upon the persistency and mortality experience of the insurance contracts assumed. Any payments made for the contingent ceding commissions will be capitalized and amortized using an identical methodology as that used for the initial acquisition costs. The following is a reconciliation of the acquisition costs related to the reinsurance agreement for the years ended December 31:

                                  1995            1994           1993
                               ---------      ----------      ---------
Beginning balance              $ 14,923       $  15,614       $ 16,925
Capitalized amounts               1,553           1,447            843
Interest accrued                  2,138           1,407          1,478
Amortization                       (960)         (3,545)        (3,632)
                               ---------      ----------      ---------
Ending balance                 $ 17,654       $  14,923       $ 15,614
                               =========      ==========      =========

 The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. The amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

                  1996             $2,110
                  1997              1,615
                  1998              1,080
                  1999                944
                  2000                852

 Investments: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115"), the Company classifies its investments in fixed maturity securities and equity securities as available for sale securities. These securities may be sold for the Company's general liquidity needs, asset/liability management strategy, credit dispositions and investment opportunities. These securities are carried at estimated fair value with unrealized gains and losses included in stockholder's equity. If a decline in value of a security is determined by management to be other than temporary, the carrying value is adjusted to the estimated fair value at the date of this determination and recorded in the net realized investment gains (losses) caption of the statement of earnings.

 For fixed maturity securities, premiums are amortized to the earlier of the call or maturity date, discounts are accreted to the maturity date and interest income is accrued daily. For equity securities, dividends are recognized on the ex-dividend date. Realized gains and losses on the sale or maturity of the investments are determined on the basis of identified cost.

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

 Mortgage  loans  on real estate are stated at  unpaid  principal
 balances   net   of   valuation  allowances.    Such   valuation
 allowances are based on the decline in value expected to be realized on those mortgage loans which may not be collectible in full. In establishing valuation allowances management considers, among other things, the estimated fair value of the underlying collateral.

 The Company recognizes income from mortgage loans on real estate based on the cash payment interest rate of the loan, which may be different from the accrual interest rate of the loan for certain outstanding mortgage loans. The Company will recognize a realized gain at the date of the satisfaction of the loan at contractual terms for loans where there is a difference between the cash payment interest rate and the accrual interest rate. For all loans, the Company stops accruing income when an interest payment default either occurs or is probable.

 During 1995 the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", which was an amendment to SFAS No. 114. SFAS No. 114, as amended, requires that for impaired loans, the impairment shall be measured based on the present  value of expected future cash flows discounted  at  the loan's effective interest rate or the fair value of the collateral. Impairments of mortgage loans on real estate are established as valuation allowances and recorded to net realized investment gains or losses. There was no impact on either financial position or earnings as a result of adopting SFAS No. 114.

 The Company has previously made commercial mortgage loans collateralized by real estate. The return on and the ultimate recovery of these loans and investments are generally dependent on the successful operation, sale or refinancing of the real estate. The Company employs a system to monitor the effects of current and expected real estate market conditions and other factors when assessing the collectability of mortgage loans. When, in management's judgment, these assets are impaired, appropriate losses are recorded. Such estimates necessarily include assumptions, which may include anticipated improvements in selected market conditions for real estate, which may or may not occur. The more significant assumptions management considers involve estimates of the following: lease absorption and sales rates; real estate values and rates of return; operating expenses; required capital improvements; inflation; and sufficiency of any collateral independent of the real estate. Management believes that the carrying value approximates the fair value of these investments.

 Policy loans on insurance contracts are stated at unpaid principal balances.

 Federal Income Taxes: The results of operations of the Company are included in the consolidated Federal income tax return of Merrill Lynch & Co. The Company has entered into a tax-sharing agreement with Merrill Lynch & Co. whereby the Company will calculate its current tax provision based on its operations. Under the agreement, the Company periodically remits to Merrill Lynch & Co. its current federal tax liability.

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

 Separate Accounts: The Separate Accounts are established in conformity with New York State insurance law, the Company's domiciliary state, and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to General Account claims only to the extent the value of such assets exceeds the Separate Accounts liabilities.

 Assets and liabilities of the Separate Accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of policyholders, are shown as separate captions in the balance sheets.

 Statements of Cash Flows: For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less.

 Reclassifications:  To facilitate comparisons with  the  current
 year,   certain   amounts   in  the  prior   years   have   been
 reclassified.

NOTE 2.     ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

 The carrying value of financial instruments which approximates the estimated fair value of these financial instruments as of December 31 were:

                                                               1995        1994
                                                            ----------  ----------
  Assets:
       Fixed maturity securities available for sale (1)     $ 307,596   $ 286,078
       Equity securities available for sale (1)                 3,534       4,301
       Mortgage loans on real estate (2)                        4,032       7,941
       Policy loans on insurance contracts (3)                 82,073      77,827
       Cash and cash equivalents (4)                           17,387      20,915
       Separate Accounts assets (5)                           544,432     471,656
                                                            ----------  ----------
  Total financial instruments recorded as assets            $ 959,054   $ 868,718
                                                            ==========  ==========

 (1) For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company has determined an estimated fair value using a discounted cash flow approach, including provision for credit risk, based upon the assumption that such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 1995 and 1994 securities without a readily ascertainable market value, having an amortized cost of $63,071 and $81,899, had an estimated fair value of $66,367 and $82,470, respectively.

 (2)  The  estimated fair value of mortgage loans on real  estate
      approximates  the  carrying  value.  See  Note  1   for   a
      discussion of the Company's valuation process.

 (3) The Company estimates the fair value of policy loans as equal to the book value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

 (4) The estimated fair value of cash and cash equivalents approximates the carrying value.

 (5) Assets held in the Separate Accounts are carried at quoted market values.


NOTE 3:   INVESTMENTS

 The amortized cost (cost for equity securities) and estimated fair value of investments in fixed maturity securities and equity securities as of December 31 were:

                                                                                         1995
                                                                                         ----
                                                                                 Gross         Gross       Estimated
                                                                   Amortized   Unrealized    Unrealized       Fair
                                                                     Cost        Gains         Losses        Value
                                                                  ----------  ------------  ------------  ------------
  Fixed maturity securities available for sale:
   Corporate debt                                                 $ 225,859   $    10,251   $       493   $   235,617
   Mortgage-backed securities                                        64,347         2,126            75        66,398
   U.S. government and agencies                                       5,197           384             0         5,581
                                                                  ----------  ------------  ------------  ------------
    Total fixed maturity securities
      available for sale                                          $ 295,403   $    12,761   $       568   $   307,596
                                                                  ==========  ============  ============  ============

  Equity securities available for sale:
   Common stocks                                                  $   1,766   $       135   $       767   $     1,134
   Non-redeemable preferred stocks                                    1,251         1,149             0         2,400
                                                                  ----------  ------------  ------------  ------------

      Total equity securities available for sale                  $   3,017   $     1,284   $       767   $     3,534
                                                                  ==========  ============  ============  ============


                                                                                         1994
                                                                                         ----
                                                                                 Gross         Gross       Estimated
                                                                   Amortized   Unrealized    Unrealized       Fair
                                                                     Cost        Gains         Losses        Value
                                                                  ----------  ------------  ------------  -------------
  Fixed maturity securities available for sale:
   Corporate debt                                                 $ 215,593   $     1,766   $     9,393   $    207,966
   Mortgage-backed securities                                        77,806           586         4,184         74,208
   U.S. government and agencies                                       4,152           177           425          3,904
                                                                  ----------  ------------  ------------  -------------
    Total fixed maturity securities
      available for sale                                          $ 297,551   $     2,529   $    14,002   $    286,078
                                                                  ==========  ============  ============  =============

  Equity securities available for sale:
   Common stocks                                                  $   2,281   $        72   $     1,165   $      1,188
   Non-redeemable preferred stocks                                    1,706         1,782           375          3,113
                                                                  ----------  ------------  ------------  -------------

      Total equity securities available for sale                  $   3,987   $     1,854   $     1,540   $      4,301
                                                                  ==========  ============  ============  =============

 The  amortized  cost and estimated fair value of fixed  maturity
 securities   available  for  sale  at  December  31,   1995   by
 contractual maturity were:


                                                                        Estimated
                                                     Amortized            Fair
                                                       Cost               Value
                                                    ----------         -----------
  Fixed maturity securities available for sale:
  Due in one year or less                           $  23,816          $   23,917
  Due after one year through five years               117,787             122,853
  Due after five years through ten years               76,228              80,204
  Due after ten years                                  13,225              14,224
                                                    ----------         -----------
                                                      231,056             241,198
  Mortgage-backed securities                           64,347              66,398
                                                    ----------         -----------
    Total fixed maturity securities
      available for sale                            $ 295,403          $  307,596
                                                    =========          ===========


 Fixed maturity securities not due at a single maturity date have been included in the preceding table in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

 The amortized cost and estimated fair value of fixed maturity securities available for sale at December 31, 1995 by rating agency equivalent were:


                                                                Estimated
                                             Amortized            Fair
                                               Cost               Value
                                            ----------        ------------
  AAA                                       $  58,094          $   60,123
  AA                                           35,316              36,807
  A                                            67,228              69,893
  BBB                                         122,776             128,606
  Non-investment grade                         11,989              12,167
                                            ----------         -----------
    Total fixed maturity securities
      available for sale                    $ 295,403          $  307,596
                                            ==========         ===========

 The Company has recorded certain adjustments to deferred policy acquisition costs and policyholders' account balances in conjunction with adjustments required by SFAS No. 115. The Company adjusts those assets and liabilities that would have been adjusted had the unrealized investment gains or losses from securities classified as available for sale actually been realized with corresponding credits or charges reported directly to shareholder's equity. The following reconciles the net unrealized investment gain or (loss) as of December 31:

                                                       1995        1994
                                                   ----------  ----------
  Assets:
   Fixed maturity securities available for sale    $  12,193   $ (11,473)
   Equity securities available for sale                  517         314
   Deferred policy acquisition costs                       0       3,177
   Federal income taxes - deferred                      (829)      1,812
                                                   ----------  ----------
                                                      11,881      (6,170)
                                                   ----------  ----------

  Liabilities:
   Policyholders' account balances                    10,342      (2,807)
                                                   ----------  ----------

  Stockholder's equity:
   Net unrealized investment gain (loss)           $   1,539   $ (3,363)
                                                   ==========  ==========


 Proceeds and gross realized investment gains and losses from the sale of fixed maturity securities available for sale and held to maturity for the years ended December 31 were:

                                              1995        1994        1993
                                            ---------  ----------  ----------
  Proceeds                                  $ 68,352   $ 123,518   $ 166,033
  Gross realized investment gains              1,605       6,793       4,546
  Gross realized investment losses               620       8,560         438


 The Company had investment securities of $1,130 and $982 held on deposit with insurance regulatory authorities at December
 31, 1995 and 1994, respectively.

 The Company's investment in mortgage loans on real estate are principally collateralized by commercial real estate. The Company's investment in commercial real estate mortgage loans at December 31, 1995, as measured by the outstanding principal balance, are for properties located in California ($2,032 or 50.4%) and Pennsylvania ($2,000 or 49.6%).

 The carrying value and established valuation allowances of impaired mortgage loans on real estate as of December 31, 1994 were $3,939 and $1,536, respectively. The Company had no impaired mortgage loans on real estate as of December 31, 1995.

 Additional  information on impaired loans for  the  years  ended
 December 31 follows:

                                                     1995      1994      1993
                                                   --------  --------  --------
  Average investment in impaired loans             $ 3,650   $ 5,475   $ 5,475
  Investment income recognized (cash basis)            233       275       333

 Net investment income arose from the following sources for the years ended December 31:

                                                1995      1994      1993
                                             --------- ---------- ----------
  Fixed maturity securities                  $ 25,046   $ 28,255   $ 45,523
  Equity securities available for sale              0          0        113
  Mortgage loans on real estate                   686        975      1,924
  Policy loans                                  3,903      3,680      3,487
  Cash equivalents                              1,103        659        476
                                             --------- ---------- ----------
  Gross investment income                      30,738     33,569     51,523
  Less investment expenses                       (919)      (890)      (862)
                                             --------- ---------- ----------
  Net investment income                      $ 29,819   $ 32,679   $ 50,661
                                             ========= ========== ==========

 Net realized investment gains (losses), including changes in valuation allowances for the years ended December 31:

                                                  1995       1994     1993
                                               --------  ---------  --------
  Fixed maturity securities                    $   985   $ (1,767)  $ 4,108
  Equity securities available for sale            (916)       237     2,081
  Mortgage loans on real estate                   (334)      (688)      (58)
                                               --------  ---------  --------
  Net realized investment gains (losses)       $  (265)  $ (2,218)  $ 6,131
                                               ========  =========  ========


 The following is a reconciliation of the change in valuation allowances which have been established to reflect other than temporary declines in estimated fair value of the following classifications of investments for the years ended December 31:

                                   Balance at   Additions                Balance at
                                   Beginning    Charged to    Write -       End
                                    of Year     Operations     Downs      of Year
                                   ----------  ------------  ---------  ------------
  Mortgage loans on real estate
       1995                        $   1,536   $         0   $  1,536   $         0
       1994                              848           688          0         1,536
       1993                              790            58          0           848


 The Company held no investments at December 31, 1995 which have been non-income producing for the preceding twelve months.

NOTE 4:  FEDERAL INCOME TAXES

 The following is a reconciliation of the provision for income taxes based on income before taxes, computed using the Federal statutory tax rate, with the provision for income taxes for the years ended December 31:

                                                      1995      1994      1993
                                                    --------  --------  --------
  Provision for income taxes computed at Federal
   statutory rate                                   $ 5,334   $ 2,552    $  840
  State corporate income taxes                          (91)        0         0
  Decrease in income taxes resulting from:
     Federal tax rate increase                            0         0      (227)
     Dividend received deduction                        (31)     (670)        0
     Other                                              (34)      (64)      (21)
                                                    --------  --------  --------
       Federal income tax provision                 $ 5,178   $ 1,818    $  592
                                                    ========  ========  ========

 The Federal statutory rate for each of the three years in the period ended December 31, 1995 was 35%.

 The Company provides for deferred income taxes resulting from temporary differences which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

                                            1995      1994     1993
                                         --------- --------- ---------
  Deferred policy acquisition cost       $  1,239  $    887  $ (1,184)
  Policyholders' account balances             738       833      (969)
  Investment adjustments                    1,445     1,117      (100)
  Other                                        64      (806)        3
                                         --------- --------- ---------
  Deferred Federal income tax
   provision (benefit)                   $  3,486  $  2,031  $ (2,250)
                                         ========= ========= =========

 Deferred tax assets and liabilities as of December 31 are determined as follows:

                                                           1995          1994
                                                         ---------     ---------
  Deferred tax assets:
       Policyholders' account balances                   $  8,277      $  9,015
       Net unrealized investment loss                           0         1,812
       Investment adjustments                               2,581         4,026
       Other                                                    2            66
                                                         ---------     ---------
            Total deferred tax assets                      10,860        14,919
                                                         ---------     ---------

  Deferred tax liabilities:
       Deferred policy acquisition costs                    6,409         5,170
       Net unrealized investment gain                         829             0
                                                         ---------     ---------
            Total deferred tax liabilities                  7,238         5,170
                                                         ---------     ---------
            Net deferred tax asset                       $  3,622      $  9,749
                                                         =========     =========

 The Company anticipates that all deferred tax assets will be realized, therefore no valuation allowance has been provided.

NOTE 5:  RELATED PARTY TRANSACTIONS

The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $4,415, $4,025 and $5,688 for 1995, 1994 and 1993 respectively. The Company is allocated interest expense on its accounts payable to MLIG which approximates the daily Federal funds rate. Total intercompany interest paid was $88, $50 and $69 for 1995, 1994 and 1993, respectively.

The Company and Merrill Lynch Asset Management, L.P. ("MLAM") are parties to a service agreement whereby MLAM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLAM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $206, $203 and $265 for 1995, 1994 and 1993, respectively.

The Company has a general agency agreement with Merrill Lynch Life Agency Inc. ("MLLA") whereby registered representatives of MLPF&S, who are the Company's licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $2,424, $5,329 and $4,927 for 1995, 1994 and 1993, respectively. Substantially all of these commissions were capitalized as deferred policy acquisition costs and are being amortized in accordance with the policy discussed in Note 1.

In connection with the acquisition of a block of variable life insurance business from Monarch Life Insurance Company ("Monarch Life"), the Company borrowed funds from Merrill Lynch & Co. to partially finance the transaction. As of December 31, 1995 and 1994, the outstanding balance of these loans was $3,075 and $4,336, respectively. Repayments made on these loans during 1995, 1994, and 1993 were $1,261, $1,214 and $1,650, respectively. Interest was calculated on these loans at LIBOR plus 150 basis points. Intercompany interest paid on these loans during 1995, 1994 and 1993 was $359, $302 and $328, respectively.

NOTE 6:  STOCKHOLDER'S EQUITY AND STATUTORY REGULATIONS

At December 31, 1995 and 1994, $58,790 and $42,612, respectively, of stockholder's equity was available for distribution to MLIG. Notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. No dividends were declared or paid during 1995, 1994 and 1993. Statutory capital and surplus at December 31, 1995 and 1994, was $72,113 and $64,913, respectively.

Applicable  insurance  department regulations  require  that  the
Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices primarily differ from the principals utilized in theses financial statements by charging policy acquisition costs to expense as incurred, establishing future policy benefit reserves using different actuarial assumptions, not providing for deferred income taxes and valuing securities on a different basis. The Company's statutory net income for 1995, 1994 and 1993 was $3,080, $3,816 and $6,515, respectively.

The  National  Association  of Insurance  Commissioners  ("NAIC")
utilized the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital which a life insurance company should have based upon that company's risk profile. As of December 31, 1995, and 1994, based on the RBC formula, the Company's total adjusted capital level was 709% and 344%, respectively, of the minimum amount of capital required to avoid regulatory action.

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

                                           ML Life Insurance Company of New York
                                           -------------------------------------
                                           (Registrant)

                                               /s/ Joseph E. Crowne, Jr.
Date: March 26, 1996                       By:
                                               ---------------------------------
                                               Joseph E. Crowne, Jr.
                                               Chief Financial Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                             Title                                  Date
                 ---------                             -----                                  ----
                           *
                 ---------------------------           Chairman of the Board, President       March 26, 1996
                 Anthony J. Vespa                      and Chief Executive Officer            --------------

                 /s/ JOSEPH E. CROWNE, JR.
                 ---------------------------           Director, Senior Vice President,       March 26, 1996
                 Joseph E. Crowne, Jr.                 Chief Financial Officer, Chief         --------------
                                                       Actuary and Treasurer

                 /s/ BARRY G. SKOLNICK
                 ---------------------------           Director, Senior Vice President        March 26, 1996
                 Barry G. Skolnick                     and General Counsel*                   --------------

                           *
                 ---------------------------           Director and Senior Vice               March 26, 1996
                 David M. Dunford                      President                              --------------

                           *
                 ---------------------------
                 Gail R. Farkas                        Director and Senior                    March 26, 1996
                                                       Vice President                         --------------

                            *
                 ---------------------------
                 John C.R. Hele                        Director and Senior                    March 26, 1996
                                                       Vice President                         --------------

                           *
                 ---------------------
                 Michael P. Cogswell                   Director, Vice                         March 26, 1996
                                                       President and Senior                   --------------
                                                       Counsel

                           *
                 ---------------------
                 Francis X. Ervin, Jr.                 Director, Vice President, and          March 26, 1996
                                                       Controller                             --------------
                          *
                 ---------------------                 Director                               March 26, 1996
                 Frederick J.C. Butler                                                        --------------

                            *
                 ---------------------                 Director                               March 26, 1996
                 Robert L. Israeloff                                                          --------------

                            *
                 ---------------------                 Director                               March 26, 1996
                 Cynthia L. Kahn                                                              --------------

                            *
                 ---------------------                 Director                               March 26, 1996
                 Robert A. King                                                               --------------

                            *
                 ---------------------                 Director                               March 26, 1996
                 Irving M. Pollack                                                            --------------

                            *
                 ---------------------                 Director                               March 26, 1996
                 William A. Wilde                                                             --------------






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

                 10.9                 Amended General Agency Agreement between       Incorporated by reference to Exhibit 10(i)
                                      ML Life Insurance Company of New York and      to Post-Effective Amendment No. 3 to the
                                      Merrill Lynch Life Agency, Inc.                Registrant's registration statement on
                                                                                     Form S-1, File No. 33-34562, filed March
                                                                                     1992.





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

                 10.11                Mortgage Loan Servicing Agreement between      Incorporated by reference to Exhibit 10(k)
                                      ML Life Insurance Company of New York and      to the Registrant's registration statement
                                      Merrill Lynch & Co., Inc.                      on Form S-1, File No. 33-60288, filed
                                                                                     March 29, 1995.

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





                 25.15                Power of attorney of Francis X. Ervin, Jr.     Incorporated by reference to Exhibit 24(f)
                                                                                     to Post-Effective Amendment No. 5 to the
                                                                                     Registrant's registration statement on
                                                                                     Form S-1, File No. 33-60288, filed March
                                                                                     26, 1996.

                 25.16                Power of Attorney of                           Incorporated by reference to Exhibit 24(g)
                                      Gail R. Farkas                                 to Post-Effective Amendment No. 5 to the
                                                                                     Registrant's registration statement on
                                                                                     Form S-1, File No. 33-60288, filed March
                                                                                     26, 1996.

                 99.1                 Preliminary prospectus contained in Post-      Exhibit 99.1
                                      Effective Amendment No. 5 to the
                                      Registrant's registration statement, filed
                                      March 26, 1996, pursuant to the Securities
                                      Act of 1933, File No. 33-60288.





