Form 10-Q
period 1996-03-31
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1996-05-14
CIK 862923

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

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 1996
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

                             Yes  X           No __

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

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)


ASSETS                                                                    March 31,     December 31,
                                                                            1996            1995
                                                                       ---------------  --------------
INVESTMENTS:
 Fixed maturity securities available for sale, at estimated fair
  value (amortized cost:  1996 - $276,346; 1995 - $295,403)            $      281,929   $     307,596
 Equity securities available for sale, at estimated fair value
  (cost:  1996 - $3,017; 1995 - $3,017)                                         4,474           3,534
 Mortgage loans on real estate                                                  4,032           4,032
 Policy loans on insurance contracts                                           81,857          82,073
                                                                       ---------------  --------------

   Total Investments                                                          372,292         397,235

CASH AND CASH EQUIVALENTS                                                      31,303          17,387
ACCRUED INVESTMENT INCOME                                                       8,255           6,603
DEFERRED POLICY ACQUISITION COSTS                                              30,431          30,922
FEDERAL INCOME TAXES - DEFERRED                                                 3,720           3,622
REINSURANCE RECEIVABLES                                                           541             493
OTHER ASSETS                                                                    9,090           2,653
SEPARATE ACCOUNTS ASSETS                                                      551,702         544,432
                                                                       ---------------  --------------





TOTAL ASSETS                                                           $    1,007,334   $   1,003,347
                                                                       ===============  ==============



See notes to financial statements         (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

BALANCE SHEETS
(Concluded) (Dollars in Thousands) (Unaudited)



LIABILITIES AND STOCKHOLDER'S EQUITY                                      March 31,     December 31,
                                                                            1996             1995
                                                                       ---------------  --------------

LIABILITIES:
POLICY LIABILITIES AND ACCRUALS:
  Policyholders' account balances                                      $      325,614   $     337,137
  Claims and claims settlement expenses                                         5,645           2,901
                                                                       ---------------  --------------

   Total policy liabilities and accruals                                      331,259         340,038

OTHER POLICYHOLDER FUNDS                                                        1,086             739
OTHER LIABILITIES                                                               5,965           3,112
FEDERAL INCOME TAXES - CURRENT                                                    670             185
PAYABLE TO AFFILIATES - NET                                                     4,473           4,062
SEPARATE ACCOUNTS LIABILITIES                                                 551,702         544,432
                                                                       ---------------  --------------

 Total Liabilities                                                            895,155         892,568
                                                                       ---------------  --------------



STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
    authorized, issued and outstanding                                          2,200           2,200
 Additional paid-in capital                                                    83,006          83,006
 Retained earnings                                                             26,046          24,034
 Net unrealized investment gain                                                   927           1,539
                                                                       ---------------  --------------

  Total Stockholder's Equity                                                  112,179         110,779
                                                                       ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $    1,007,334   $   1,003,347
                                                                       ===============  ==============










See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)


                                                                             Three Months Ended
                                                                                 March 31,
                                                                       --------------------------------
                                                                            1996            1995
                                                                       ---------------  ---------------

REVENUES:
 Investment revenue:
  Net investment income                                                $        7,113   $        7,691
  Net realized investment gains (losses)                                          381             (261)
 Policy charge revenue                                                          2,706            2,602
                                                                       ---------------  ---------------

   Total Revenues                                                              10,200           10,032
                                                                       ---------------  ---------------

BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                           4,213            4,548
 Policy benefits (net of reinsurance recoveries:  1996 - $225;
  1995 - $400)                                                                    637               96
 Reinsurance premium ceded                                                        231              313
 Amortization of deferred policy acquisition costs                              1,046            1,148
 Insurance expenses and taxes                                                   1,158              869
                                                                       ---------------  ---------------

   Total Benefits and Expenses                                                  7,285            6,974
                                                                       ---------------  ---------------

   Earnings Before Federal Income
    Tax Provision                                                               2,915            3,058

FEDERAL INCOME TAX PROVISION:
 Current                                                                          670              182
 Deferred                                                                         233              888
                                                                       ---------------  ---------------

   Total Federal Income Tax Provision                                             903            1,070
                                                                       ---------------  ---------------

NET EARNINGS                                                           $        2,012   $        1,988
                                                                       ===============  ===============





See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                             Net
                                                 Additional               unrealized     Total
                                       Common     paid-in     Retained    investment  stockholder's
                                       Stock      capital     earnings    gain (loss)    equity
                                    ------------ ------------ ----------- ----------- -------------

BALANCE, JANUARY 1, 1995            $     2,200  $    83,006  $   13,970  $   (3,363) $     95,813

 Net earnings                                 0            0      10,064           0        10,064

 Net unrealized investment gain               0            0           0       4,902         4,902
                                    ------------ ------------ ----------- ----------- -------------

BALANCE, DECEMBER 31, 1995                2,200       83,006      24,034       1,539       110,779

 Net earnings                                 0            0       2,012           0         2,012

 Net unrealized investment loss               0            0           0        (612)         (612)
                                    ------------ ------------ ----------- ----------- -------------

BALANCE, MARCH 31, 1996             $     2,200  $    83,006  $   26,046  $      927  $    112,179
                                    ============ ============ =========== =========== =============





See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)


                                                                             Three Months Ended
                                                                                 March 31,
                                                                       --------------------------------
                                                                            1996            1995
                                                                       ---------------  ---------------

OPERATING ACTIVITIES:
 Net earnings                                                          $        2,012   $        1,988
  Adjustments to reconcile net earnings to net cash and
   cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                            1,046            1,148
   Capitalization of policy acquisition costs                                    (556)          (1,370)
   (Accretion) and amortization of fixed maturity securities                      (60)            (128)
   Net realized investment (gains) losses                                        (381)             261
   Interest credited to policyholders' account balances                         4,213            4,548
   Provision for deferred Federal income tax                                      233              888
   Cash and cash equivalents provided (used) by changes
    in operating assets and liabilities:
    Accrued investment income                                                  (1,652)            (818)
    Claims and claim settlement expenses                                        2,744             (418)
    Federal income taxes - current                                                485              182
    Other policyholder funds                                                      347             (430)
    Payable to affiliates - net                                                   411            1,810
   Change in policy loans                                                         216              (68)
   Other - net                                                                 (3,631)           1,481
                                                                       ---------------  ---------------
    Net cash and cash equivalents provided by
     operating activities                                                       5,427            9,074
                                                                       ---------------  ---------------

INVESTING ACTIVITIES:
 Fixed maturity securities sold                                                35,573           14,689
 Fixed maturity securities matured                                              9,146           11,729
 Fixed maturity securities purchased                                          (25,221)         (30,088)
                                                                       ---------------  ---------------
    Net cash and cash equivalents provided (used) by
     investing activities                                                      19,498           (3,670)
                                                                       ---------------  ---------------












See notes to financial statements
 (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Concluded) (Dollars in Thousands) (Unaudited)


                                                                             Three Months Ended
                                                                                 March 31,
                                                                       --------------------------------
                                                                            1996            1995
                                                                       ---------------  ---------------

FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                      6,574           14,221
  Withdrawals (includes transfers to Separate Accounts)                       (17,583)         (21,037)
                                                                       ---------------  ---------------
    Net cash and cash equivalents used by financing
     activities                                                               (11,009)          (6,816)
                                                                       ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           13,916          (1,412)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                             17,387           20,915
                                                                       ---------------  ---------------

 End of period                                                         $       31,303   $       19,503
                                                                       ===============  ===============

Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                 $          185   $            0
  Intercompany interest                                                $          112   $          111



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

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. Results for the three months ended March 31, 1996 and 1995 are not necessarily indicative of annual results. To facilitate comparison with the current periods, certain amounts in the prior periods have been reclassified. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K ("1995 Report").


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of New York and the National Association of Insurance Commissioners. Statutory capital and surplus at March 31, 1996 and December 31, 1995, was $75.3 million and $72.1 million, respectively. For the three months ended March 31, 1996 and 1995, statutory net income was $2.3 million and $0.8 million, respectively.


NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as available for sale and are recorded at fair value. The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with investments classified as available for sale. These adjustments are recorded in stockholder's equity and assume that the unrealized gain or loss on available for sale securities was realized. These investments primarily support in-force, universal life-type contracts. The following reconciles the net unrealized investment gain recorded in stockholder's equity at March 31, 1996 and December 31, 1995:

                                                             1996          1995
                                                         ------------  ------------
                                                               (In Thousands)
 Assets:
  Fixed maturity securities available for sale           $     5,583   $    12,193
  Equity securities available for sale                         1,457           517
  Federal income taxes - deferred                              (498)         (829)
                                                         ------------  ------------
                                                               6,542        11,881
                                                         ------------  ------------

 Liabilities:
  Policyholders' account balances                              5,615        10,342
                                                         ------------  ------------

 Stockholder's equity:
  Net unrealized investment gain                         $       927   $     1,539
                                                         ============  ============

Item  2   Management's  Narrative Analysis  of  the  Results  of
Operations


This Management's Narrative Analysis of the Results of Operations should be read in conjunction with the accompanying financial statements and notes thereto, in addition to the 1995 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1995 Report.

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

New life insurance premium and annuity deposits received in the first three months of 1996 and 1995 were $6.6 million and $14.2 million, respectively. Investor demand experienced a shift to variable annuity products from fixed rate interest products during the first quarter of 1996 as compared to the first quarter 1995. During the first quarter 1996, interest rates were approximately 170 basis points, on average, lower than for the first quarter 1995. Management attributes the shift in investor demand from fixed rate interest products to variable products to the low interest rate environment and the generally rising equity markets during the preceding year. The Company's modified guaranteed annuity product, a fixed interest rate product, experienced a $10.2 million (99%) decline in sales during the first quarter of 1996 as compared to the same period during 1995. Partially offsetting this decline in sales, variable annuity deposits received during the first quarter of 1996 increased $2.2 million (82%) to $4.9 million as compared to the same period in 1995.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 1996, the Company's assets included $251 million of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of March 31, 1996, approximately $14.6 million (5.2%) of the Company's fixed maturity securities, were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.


Results of Operations

For each of the three month periods ended March 31, 1996 and 1995, the Company reported net earnings of $2.0 million.

Net investment income and interest credited to policyholders' account balances for the three months ended March 31, 1996 as compared to the same period in 1995 have declined by approximately $0.6 million and $0.3 million, respectively, resulting in a net decrease in interest spread of $0.3 million. The reductions in net investment income, interest credited to policyholders' account balances and interest spread are primarily attributable to the reduction in fixed rate contracts in-force.

Net  realized  investment gains (losses) increased $0.6  million for the three months ended March 31, 1996 as compared to the same period in 1995. The change in realized investment losses is primarily attributable to normal sales activity from and management of the available for sale portfolios and reflects the declines in the interest rate environment.

Policy charge revenue increased $0.1 million during the current three month period as compared to the same period during 1995. The increase in policy charge revenue is primarily attributable to the increase in policyholders' account balances of the variable annuity product.

Policy benefits increased approximately $0.5 million from $0.1 million for the first three months of 1995 to $0.6 million for the current three month period. This increase is primarily attributable to an increase in mortality claims during the current three month period as compared to the same period during 1995.

Insurance expenses and taxes increased $0.3 million to $1.2 million, during the current three month period as compared to the same period during 1995. Approximately $0.1 million of the increase was attributable to normal increases in operating expenses and product development initiatives. Implementation of modifications to MLIG's cost allocation system resulted in a $0.1 million increase in expense allocations to the Company. These modifications were implemented to improve the Company's compliance with New York insurance law. Additionally, $0.1 million of the increase was attributable to a reduction in the amount of expenses which were capitalized reflecting the decline in sales volume of the Company's annuity products.

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

Date: May 14, 1996

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
- -------         -----------

  27            Financial Data Schedule