Form 10-Q
period 1996-06-30
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1996-08-08
CIK 862923

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

                  FOR THE FISCAL QUARTER ENDED JUNE 30, 1996
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

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)

ASSETS                                                                      June 30,       December 31,
                                                                              1996             1995
                                                                        --------------    --------------
INVESTMENTS:
 Fixed maturity securities available for sale, at estimated fair
  value (amortized cost:  1996 - $272,032; 1995 - $295,403)             $     274,476     $     307,596
 Equity securities available for sale, at estimated fair value
  (cost:  1996 - $2,892; 1995 - $3,017)                                         5,774             3,534
 Mortgage loans on real estate                                                  4,032             4,032
 Policy loans on insurance contracts                                           84,546            82,073
                                                                        --------------    --------------
   Total Investments                                                          368,828           397,235
                                                                        --------------    --------------
CASH AND CASH EQUIVALENTS                                                      32,113            17,387
ACCRUED INVESTMENT INCOME                                                       7,358             6,603
DEFERRED POLICY ACQUISITION COSTS                                              30,121            30,922
FEDERAL INCOME TAXES - CURRENT                                                  1,973                 0
FEDERAL INCOME TAXES - DEFERRED                                                     0             3,622
REINSURANCE RECEIVABLES                                                           821               493
OTHER ASSETS                                                                    6,976             2,653
SEPARATE ACCOUNTS ASSETS                                                      559,098           544,432
                                                                        --------------    --------------




TOTAL ASSETS                                                            $   1,007,288     $   1,003,347
                                                                        ==============    ==============










See notes to financial statements                                   (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

BALANCE SHEETS
(Concluded) (Dollars in Thousands) (Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY                                        June 30,      December 31,
                                                                              1996              1995
                                                                        ---------------   ---------------
LIABILITIES:
POLICY LIABILITIES AND ACCRUALS:
  Policyholders' account balances                                       $      317,766    $      337,137
  Claims and claims settlement expenses                                          6,552             2,901
                                                                        ---------------   ---------------
   Total policy liabilities and accruals                                       324,318           340,038

OTHER POLICYHOLDER FUNDS                                                         1,085               739
OTHER LIABILITIES                                                                2,626             3,112
FEDERAL INCOME TAXES - CURRENT                                                       0               185
FEDERAL INCOME TAXES - DEFERRED                                                    426                 0
PAYABLE TO AFFILIATES - NET                                                      4,543             4,062
SEPARATE ACCOUNTS LIABILITIES                                                  559,098           544,432
                                                                        ---------------   ---------------
 Total Liabilities                                                             892,096           892,568
                                                                        ---------------   ---------------


STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
    authorized, issued and outstanding                                           2,200             2,200
 Additional paid-in capital                                                     83,006            83,006
 Retained earnings                                                              28,164            24,034
 Net unrealized investment gain                                                  1,822             1,539
                                                                        ---------------   ---------------
  Total Stockholder's Equity                                                   115,192           110,779
                                                                        ---------------   ---------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                              $    1,007,288    $    1,003,347
                                                                        ===============   ===============









See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                        ---------------------------------
                                                                               1996              1995
                                                                        --------------    ---------------
REVENUES:
 Investment revenue:
  Net investment income                                                 $      13,949     $       15,009
  Net realized investment gains (losses)                                          577               (399)
 Policy charge revenue                                                          5,711              5,229
                                                                        --------------    ---------------
   Total Revenues                                                              20,237             19,839
                                                                        --------------    ---------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                           8,388              8,901
 Policy benefits (net of reinsurance recoveries:  1996 - $665;
  1995 - $588)                                                                  1,093                494
 Reinsurance premium ceded                                                        565                610
 Amortization of deferred policy acquisition costs                              1,798              2,525
 Insurance expenses and taxes                                                   2,337              1,716
                                                                        --------------    ---------------
   Total Benefits and Expenses                                                 14,181             14,246
                                                                        --------------    ---------------
   Earnings Before Federal Income
    Tax Provision                                                               6,056              5,593

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                       (1,973)             1,237
 Deferred                                                                       3,899                720
                                                                        --------------    ---------------
   Total Federal Income Tax Provision                                           1,926              1,957
                                                                        --------------    ---------------
NET EARNINGS                                                            $       4,130     $        3,636
                                                                        ==============    ===============




See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

 STATEMENTS OF EARNINGS
 (Dollars in Thousands) (Unaudited)

                                                                             Three Months Ended
                                                                                  June 30,
                                                                        ---------------------------------
                                                                              1996              1995
                                                                        --------------    ---------------
REVENUES:
 Investment revenue:
  Net investment income                                                 $       6,836     $        7,318
  Net realized investment gains (losses)                                          196               (138)
 Policy charge revenue                                                          3,005              2,627
                                                                        --------------    ---------------
   Total Revenues                                                              10,037              9,807
                                                                        --------------    ---------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                           4,175              4,353
 Policy benefits (net of reinsurance recoveries:  1996 - $440;
  1995 - $188)                                                                    456                398
 Reinsurance premium ceded                                                        334                297
 Amortization of deferred policy acquisition costs                                752              1,377
 Insurance expenses and taxes                                                   1,179                847
                                                                        --------------    ---------------
   Total Benefits and Expenses                                                  6,896              7,272
                                                                        --------------    ---------------
   Earnings Before Federal Income
    Tax Provision                                                               3,141              2,535

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                       (2,643)             1,055
 Deferred                                                                       3,666               (168)
                                                                        --------------    ---------------
   Total Federal Income Tax Provision                                           1,023                887
                                                                        --------------    ---------------
NET EARNINGS                                                            $       2,118     $        1,648
                                                                        ==============    ===============




See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

 STATEMENTS OF STOCKHOLDER'S EQUITY
 (Dollars in Thousands) (Unaudited)

                                                                                            Net
                                                               Additional               unrealized       Total
                                                     Common     paid-in     Retained    investment   stockholder's
                                                      Stock     capital     earnings       gain         equity
                                                    ---------- ----------- ----------- -----------   -------------(loss)

BALANCE, JANUARY 1, 1995                            $   2,200  $   83,006  $   13,970  $   (3,363)   $     95,813


 Net earnings                                               0           0      10,064           0          10,064

 Net unrealized investment gain                             0           0           0       4,902           4,902
                                                    ---------- ----------- ----------- -----------   -------------
BALANCE, DECEMBER 31, 1995                              2,200      83,006      24,034       1,539         110,779

 Net earnings                                               0           0       4,130           0           4,130

 Net unrealized investment gain                             0           0           0         283             283
                                                    ---------- ----------- ----------- -----------   -------------
BALANCE, JUNE 30, 1996                               $  2,200  $   83,006  $   28,164  $    1,822    $    115,192
                                                    ========== =========== =========== ===========   =============


See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                       --------------------------------
                                                                            1996              1995
                                                                       --------------    --------------
OPERATING ACTIVITIES:
 Net earnings                                                          $       4,130     $       3,636
   Adjustments to reconcile net earnings to net cash and
   cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                           1,798             2,525
   Capitalization of policy acquisition costs                                   (997)           (2,534)
   (Accretion) and amortization of fixed maturity securities                      (7)             (235)
   Net realized investment (gains) losses                                       (577)              399
   Interest credited to policyholders' account balances                        8,388             8,901
   Provision for deferred Federal income tax                                   3,899               720
   Cash and cash equivalents provided (used) by changes
   in operating assets and liabilities:
    Accrued investment income                                                   (755)               78
    Claims and claim settlement expenses                                       3,651              (716)
    Federal income taxes - current                                            (2,158)            1,237
    Other policyholder funds                                                     346              (299)
    Payable to affiliates - net                                                  481             1,458
   Change in policy loans                                                     (2,473)             (165)
   Other - net                                                                (5,137)           (2,427)
                                                                       --------------    --------------
    Net cash and cash equivalents provided by
     operating activities                                                     10,589            12,578
                                                                       --------------    --------------
INVESTING ACTIVITIES:
 Fixed maturity securities sold                                               71,067            53,569
 Fixed maturity securities matured                                            18,324            19,219
 Fixed maturity securities purchased                                         (65,771)          (58,155)
 Equity securities sold                                                          460                 0
                                                                       --------------    --------------
    Net cash and cash equivalents provided by
     investing activities                                                     24,080            14,633
                                                                       --------------    --------------










See notes to financial statements
 (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Concluded) (Dollars in Thousands) (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                       --------------------------------
                                                                            1996              1995
                                                                       --------------    --------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                    13,660            22,346
  Withdrawals (includes transfers to Separate Accounts)                      (33,603)          (46,022)
    Net cash and cash equivalents used by financing
     activities                                                              (19,943)          (23,676)
                                                                       --------------    --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     14,726             3,535
                                                                       --------------    --------------
CASH AND CASH EQUIVALENTS:
 Beginning of year                                                            17,387            20,915
                                                                       --------------    --------------
 End of period                                                         $      32,113     $      24,450
                                                                       ==============    ==============
Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                $          185    $          865
  Intercompany interest                                               $          227    $          177


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

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. Results for the three months and six months ended June 30, 1996 and 1995 are not necessarily indicative of annual results. To facilitate comparison with the current periods, certain amounts in the prior periods have been reclassified. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K ("1995 Report").


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of New York and the National Association of Insurance Commissioners. Statutory capital and surplus at June 30, 1996 and December 31, 1995, was $82.4 million and $72.1 million, respectively. For the six months ended June 30, 1996 and 1995, statutory net income was $8.0 million and $3.2 million, respectively.


NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as available for sale and are recorded at fair value. The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with investments classified as available for sale. These adjustments are recorded in stockholder's equity and assume that the unrealized gain or loss on available for sale securities was realized. These investments primarily support in-force, universal life-type contracts. The following reconciles the net unrealized investment gain recorded in stockholder's equity at June 30, 1996 and December 31, 1995:

                                                                              1996              1995
                                                                        ---------------   ---------------
                                                                                  (In Thousands)

  Assets:
   Fixed maturity securities available for sale                         $        2,444    $       12,193
   Equity securities available for sale                                          2,882               517
   Federal income taxes - deferred                                                (978)             (829)
                                                                        ---------------   ---------------
                                                                                 4,348            11,881
                                                                        ---------------   ---------------
  Liabilities:
   Policyholders' account balances                                               2,526            10,342
                                                                        ---------------   ---------------
  Stockholder's equity:
   Net unrealized investment gain                                       $        1,822    $        1,539
                                                                        ===============   ===============

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

Changes in revenues and expenses in most cases are similar for the three month and six month periods. Therefore, the discussion emphasizes the comparison between the six months of 1996 and 1995, with additional information on the three month periods presented where appropriate.


Business Overview

The Company's earnings are principally derived from two sources: the net income from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as spread, and fees charged to variable life insurance and variable annuity contract owners. The costs associated with acquiring contract owner deposits are deferred and amortized over the period in which the Company anticipates holding those funds. In addition, the Company incurs expenses associated with the maintenance of in-force contracts.

New life insurance premium and annuity deposits received in the first six months of 1996 and 1995 were $13.7 million and $22.3 million, respectively. Investor demand experienced a shift to variable annuity products from fixed interest rate products during the first six months of 1996 as compared to the first six months of 1995. During the first six months of 1996, interest rates were, on average, lower than for the same period for 1995. Management attributes the shift in investor demand from fixed interest rate products to variable products to the low interest rate environment and the generally rising equity markets during the preceding year. The Company's modified guaranteed annuity product, a fixed interest rate product, experienced a $13.6 million (95%) decline in sales during the first six months of 1996 as compared to the same period during 1995. Partially offsetting this decline in sales, variable annuity deposits received during the first six months of 1996 increased $4.4 million (81%) to $9.7 million as compared to the same period in 1995.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 1996, the Company's assets included $245 million of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of June 30, 1996, approximately $15.1 million (5.5%) of the Company's fixed maturity securities, were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.


Results of Operations

For the six month periods ended June 30, 1996 and 1995, the Company reported net earnings of $4.1 million and $3.6 million, respectively. During the three months ended June 30, 1996 and 1995, the Company reported net earnings of $2.1 million and $1.6 million, respectively.

Net investment income and interest credited to policyholders' account balances for the six months ended June 30, 1996 as
compared   to   the  same  period  in  1995  have  declined   by
approximately $1.0 million and $0.5 million, respectively, resulting in a net decrease in interest spread of $0.5 million. The reductions in net investment income, interest credited to policyholders' account balances and interest spread are primarily attributable to the reduction in fixed rate contracts in-force.

Net realized investment gains (losses) increased $1.0 million for the six months ended June 30, 1996 as compared to the same period in 1995. The change in realized investment losses is primarily attributable to $0.8 million of credit related adjustments to the book value of investments being recorded during the first six months of 1995. There have been no credit related adjustments recorded during 1996.

Policy charge revenue increased $0.5 million during the current six month period as compared to the same period during 1995. The increase in policy charge revenue is primarily attributable to the increase in policyholders' account balances of the variable annuity product.

Policy benefits increased approximately $0.6 million from $0.5 million for the first six months of 1995 to $1.1 million. This increase is primarily attributable to an increase in mortality claims during the current six month period as compared to the same period during 1995.

Amortization of deferred acquisition costs decreased approximately $0.7 million during the six months ended June 30, 1996 to $1.8 million. This decrease is primarily attributable to lower gross profits on the Company's variable life product line resulting from the increase in policy benefits.

Insurance expenses and taxes increased $0.6 million to $1.8 million, during the current six month period as compared to the same period during 1995. Approximately $0.2 million of the increase was attributable to normal increases in operating expenses and product development initiatives. Implementation of modifications to MLIG's cost allocation system resulted in a $0.3 million increase in expense allocations to the Company. These modifications were implemented to facilitate the company's compliance with New York insurance law. Additionally, $0.1 million of the increase was attributable to a reduction in the amount of expenses which were capitalized reflecting the decline in sales volume of the Company's annuity products.

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

Date: August 8, 1996

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
- -------         -----------

  27            Financial Data Schedule