Form 10-Q
period 1996-09-30
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1996-11-13
CIK 862923

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

                  FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1996
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

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)

ASSETS                                                                 September 30         December 31
                                                                           1996                 1995
                                                                       ------------         -----------
INVESTMENTS:
 Fixed maturity securities available-for-sale, at estimated fair value
    (amortized cost:  1996 - $271,741; 1995 - $295,403)                $   274,712          $  307,596
 Equity securities available-for-sale, at estimated fair value
  (cost:  1996 - $6,964; 1995 - $3,017)                                      9,780               3,534
 Mortgage loans on real estate                                               4,057               4,032
 Policy loans on insurance contracts                                        85,180              82,073
                                                                       ------------         -----------
   Total Investments                                                       373,729             397,235

CASH AND CASH EQUIVALENTS                                                   31,793              17,387
ACCRUED INVESTMENT INCOME                                                    7,728               6,603
DEFERRED POLICY ACQUISITION COSTS                                           30,131              30,922
FEDERAL INCOME TAXES - CURRENT                                               1,817                   0
FEDERAL INCOME TAXES - DEFERRED                                                  0               3,622
REINSURANCE RECEIVABLES                                                      1,319                 493
OTHER ASSETS                                                                 3,658               2,653
SEPARATE ACCOUNTS ASSETS                                                   569,228             544,432
                                                                       ------------         -----------

TOTAL ASSETS                                                           $ 1,019,403          $1,003,347
                                                                       ============         ===========









See notes to financial statements               (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

BALANCE SHEETS
(Concluded) (Dollars in Thousands) (Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY                                   September 30         December 31
                                                                           1996                 1995
                                                                       ------------         -----------
LIABILITIES:
POLICY LIABILITIES AND ACCRUALS:
  Policyholders' account balances                                      $   318,337          $  337,137
  Claims and claims settlement expenses                                      5,689               2,901
                                                                       ------------         -----------
   Total policy liabilities and accruals                                   324,026             340,038

OTHER POLICYHOLDER FUNDS                                                     1,741                 739
OTHER LIABILITIES                                                            1,944               3,112
FEDERAL INCOME TAXES - CURRENT                                                   0                 185
FEDERAL INCOME TAXES - DEFERRED                                                561                   0
PAYABLE TO AFFILIATES - NET                                                  5,008               4,062
SEPARATE ACCOUNTS LIABILITIES                                              569,228             544,432
                                                                       ------------         -----------
 Total Liabilities                                                         902,508             892,568
                                                                       ------------         -----------

STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
    authorized, issued and outstanding                                       2,200               2,200
 Additional paid-in capital                                                 83,006              83,006
 Retained earnings                                                          30,247              24,034
 Net unrealized gain on investment securities available-for-sale             1,442               1,539
                                                                       ------------         -----------
  Total Stockholder's Equity                                               116,895             110,779
                                                                       ------------         -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $ 1,019,403          $1,003,347
                                                                       ============         ===========









See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                         ------------------------------
                                                                             1996              1995
                                                                         ----------         -----------
REVENUES:
 Investment revenue:
  Net investment income                                                  $  20,753          $   22,248
  Net realized investment gains (losses)                                       622                (514)
 Policy charge revenue                                                       8,850               8,001
                                                                         ----------         -----------
   Total Revenues                                                           30,225              29,735
                                                                         ----------         -----------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                       12,514              13,164
 Market value adjustment expense                                               222                  73
 Policy benefits (net of reinsurance recoveries:  1996 - $1,551;
  1995 - $793)                                                               1,520                 655
 Reinsurance premium ceded                                                     907                 822
 Amortization of deferred policy acquisition costs                           2,328               3,115
 Insurance expenses and taxes                                                3,509               2,764
                                                                         ----------         -----------
   Total Benefits and Expenses                                              21,000              20,593
                                                                         ----------         -----------
   Earnings Before Federal Income
    Tax Provision                                                            9,225               9,142

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                    (1,223)              1,565
 Deferred                                                                    4,235               1,587
                                                                         ----------         -----------
   Total Federal Income Tax Provision                                        3,012               3,152
                                                                         ----------         -----------
NET EARNINGS                                                             $   6,213          $    5,990
                                                                         ==========         ===========




See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                                Three Months Ended
                                                                                   September 30,
                                                                          -----------------------------
                                                                              1996              1995
                                                                          ---------          ----------
REVENUES:
 Investment revenue:
  Net investment income                                                   $  6,804           $   7,239
  Net realized investment gains (losses)                                        45                (115)
 Policy charge revenue                                                       3,139               2,772
                                                                          ---------          ----------
   Total Revenues                                                            9,988               9,896
                                                                          ---------          ----------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                        4,126               4,263
 Market value adjustment expense                                               222                  73
 Policy benefits (net of reinsurance recoveries:  1996 - $886;
  1995 - $205)                                                                 427                 161
 Reinsurance premium ceded                                                     342                 212
 Amortization of deferred policy acquisition costs                             530                 590
 Insurance expenses and taxes                                                1,172               1,048
                                                                         ----------          ----------
   Total Benefits and Expenses                                               6,819               6,347
                                                                         ----------          ----------
   Earnings Before Federal Income
    Tax Provision                                                            3,169               3,549

FEDERAL INCOME TAX PROVISION:
 Current                                                                       750                 329
 Deferred                                                                      336                 867
                                                                         ----------          ----------
   Total Federal Income Tax Provision                                        1,086               1,196
                                                                         ----------          ----------
NET EARNINGS                                                             $   2,083           $   2,353
                                                                         ==========          ==========




See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                             Net
                                               Additional                 unrealized        Total
                                    Common      paid-in      Retained     investment    stockholder's
                                    Stock       capital      earnings     gain (loss)       equity
                                  ---------    ----------    ----------   -----------   -------------
BALANCE, JANUARY 1, 1995          $  2,200     $  83,006     $  13,970    $   (3,363)   $     95,813

 Net earnings                            0             0        10,064             0          10,064

 Net unrealized investment gain          0             0             0         4,902           4,902
                                  ---------    ----------    ----------   -----------   -------------
BALANCE, DECEMBER 31, 1995           2,200        83,006        24,034         1,539         110,779
                                  ---------    ----------    ----------   -----------   -------------
 Net earnings                            0             0         6,213             0           6,213

 Net unrealized investment loss          0             0             0           (97)            (97)
                                 ----------    ----------    ----------   -----------   -------------
BALANCE, September 30,           $   2,200     $  83,006     $  30,247    $    1,442    $    116,895
                                 ==========    ==========    ==========   ===========   =============






See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                           ----------------------------
                                                                             1996                1995
                                                                           --------            --------
OPERATING ACTIVITIES:
 Net earnings                                                              $ 6,213             $ 5,990
   Adjustments to reconcile net earnings to net cash and
   cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                         2,328               3,115
   Capitalization of policy acquisition costs                               (1,537)             (3,365)
   (Accretion) and amortization of fixed maturity securities                     3                (294)
   Net realized investment (gains) losses                                     (622)                514
   Interest credited to policyholders' account balances                     12,514              13,164
   Provision for deferred Federal income tax                                 4,235               1,587
   Cash and cash equivalents provided (used) by changes
   in operating assets and liabilities:
    Accrued investment income                                               (1,125)             (1,302)
    Claims and claim settlement expenses                                     2,788              (2,256)
    Federal income taxes - current                                          (2,002)              1,213
    Other policyholder funds                                                 1,002                 391
    Payable to affiliates - net                                                946               1,385
   Change in policy loans                                                   (3,107)             (1,960)
   Other - net                                                              (3,024)               (476)
                                                                           --------            --------
    Net cash and cash equivalents provided by operating activities          18,612              17,706
                                                                           --------            --------
INVESTING ACTIVITIES:
 Fixed maturity securities sold                                             88,824              57,629
 Fixed maturity securities matured                                          26,481              30,975
 Fixed maturity securities purchased                                       (91,359)            (85,667)
 Equity securities sold                                                        460                   0
 Equity securities purchased                                                (4,072)                  0
 Mortgage loans on real estate sold                                              0               3,608
                                                                           --------            --------
    Net cash and cash equivalents provided by investing activities          20,334               6,545
                                                                           --------            --------









See notes to financial statements
(continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Concluded) (Dollars in Thousands) (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                        -------------------------------
                                                                             1996                1995
                                                                        -----------         -----------
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                  22,984              33,434
  Withdrawals (includes transfers to Separate Accounts)                    (47,524)            (61,203)
                                                                        -----------         -----------
    Net cash and cash equivalents used by financing activities             (24,540)            (27,769)
                                                                        -----------         -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   14,406              (3,518)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                          17,387              20,915
                                                                        -----------         -----------
 End of period                                                          $   31,793          $   17,397
                                                                        ===========         ===========
Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                  $      779          $      352
  Intercompany interest                                                 $      333          $      347









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

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Results for the three months and nine months ended September 30, 1996 and 1995 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K ("1995 Report").


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of New York and the National Association of Insurance Commissioners. Statutory capital and surplus at September 30, 1996 and December 31, 1995, was $84.2 million and $72.1 million, respectively. For the nine months ended September 30, 1996 and 1995, statutory net income was $10 million and $5 million, respectively.

NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as available for sale and are recorded at fair value. The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with investments classified as available for sale. These adjustments are recorded in stockholder's equity and assume that the unrealized gain or loss on available for sale securities was realized. These investments primarily support in-force, universal life-type contracts. The following reconciles the net unrealized investment gain recorded in stockholder's equity at September 30, 1996 and December 31, 1995:


                                                                             1996                1995
                                                                           --------           ---------
                                                                                 (In Thousands)

 Assets:
  Fixed maturity securities available for sale                             $ 2,971            $ 12,193
  Equity securities available for sale                                       2,816                 517
  Federal income taxes - deferred                                             (777)               (829)
                                                                           --------           ---------
                                                                             5,010              11,881
                                                                           --------           ---------
 Liabilities:
  Policyholders' account balances                                            3,568              10,342
                                                                           --------           ---------
 Stockholder's equity:
  Net unrealized gain on investment securities available-for-sale          $ 1,442            $  1,539
                                                                           ========           =========

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

Changes in revenues and expenses in most cases are similar for the three month and nine month periods. Therefore, the discussion emphasizes the comparison between the nine months of 1996 and 1995, with additional information on the three month periods presented where appropriate.


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

New life insurance premium and annuity deposits received in the first nine months of 1996 and 1995 were $22.9 million and $33.4 million, respectively. During the first nine months of 1996, interest rates were, on average, lower than for the same period for 1995. The Company's modified guaranteed annuity product, a fixed interest rate product, experienced a $14.0 million (84%) decline in sales during the first nine months of 1996 as compared to the same period during 1995. Partially offsetting this decline in sales, variable annuity deposits received during the first nine months of 1996 increased $3.5 million (30%) to $15.2 million as compared to the same period in 1995. Management attributes the shift in investor demand from fixed interest rate products to variable products to the lower interest rate environment and the generally rising equity markets during the preceding nine months.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 1996, the Company's assets included $246 million of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of September 30, 1996, approximately $13 million (4.9%) of the Company's fixed maturity securities, were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.


Results of Operations

For the nine month periods ended September 30, 1996 and 1995, the Company reported net earnings of $6.2 million and $6.0 million, respectively. During the three months ended September 30, 1996 and 1995, the Company reported net earnings of $2.1 million and $2.4 million, respectively.

Net investment income and interest credited to policyholders' account balances for the nine months ended September 30, 1996 as compared to the same period in 1995 have declined by approximately $1.5 million and $0.7 million, respectively, resulting in a net decrease in interest spread of $0.8 million. The reductions in net investment income, interest credited to policyholders' account balances and interest spread are primarily attributable to the reduction in fixed rate contracts in-force.

Net realized investment gains (losses) increased $1 million for the nine months ended September 30, 1996 as compared to the same period in 1995. The change in realized investment losses is primarily attributable to $0.8 million of credit related adjustments to the book value of investments being recorded during the first nine months of 1995. There have been no credit related adjustments recorded during 1996.

Policy charge revenue increased $0.8 million during the current nine month period as compared to the same period during 1995. The increase in policy charge revenue is primarily attributable to the increase in policyholders' account balances of the variable annuity product.

Policy benefits increased approximately $0.8 million from $0.7 million for the first nine months of 1995 to $1.5 million. This increase is primarily attributable to an increase in mortality claims during the current nine month period as compared to the same period during 1995.

Amortization of deferred acquisition costs decreased approximately $0.8 million during the nine months ended September 30, 1996 to $2.3 million. This decrease is primarily attributable to lower gross profits on the Company's variable life product line resulting from the increase in policy benefits.

Insurance expenses and taxes increased $0.7 million to $3.5 million, during the current nine month period as compared to the same period during 1995. Approximately $0.2 million of the increase was attributable to normal increases in operating expenses and product development initiatives. Implementation of modifications to MLIG's cost allocation system resulted in a $0.4 million increase in expense allocations to the Company. These modifications were implemented to facilitate the Company's compliance with New York insurance law. Additionally, $0.1 million of the increase was attributable to a reduction in the amount of expenses which were capitalized reflecting the decline in sales volume of the Company's annuity products.

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

                                       ML LIFE INSURANCE COMPANY OF NEW YORK

                                         /s/  JOSEPH E. CROWNE

                                       -----------------------------------------

                                              Joseph E. Crowne
                                            Senior Vice President and
                                            Chief Financial Officer

Date: November 13, 1996

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
-------         -----------

  27            Financial Data Schedule