Form 10-K405
period 1996-12-31
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1997-03-28
CIK 862923

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                    Commission File Nos. 33-34562; 33-60288

                     ML LIFE INSURANCE COMPANY OF NEW YORK
             (Exact name of Registrant as specified in its charter)

           New York                                                                             16-1020455
---------------------------------                                                  ----------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer Identification No.)
incorporation or organization)

                        100 Church Street, 11th Floor
                        New York, New York  10080-6511
                    -------------------------------------
                   (Address of Principal Executive Offices)

                                (212) 602-8250
             ---------------------------------------------------
               (Registrant's telephone no. including area code)


                 Securities registered pursuant to Section 12(b) or 12(g) of the Act: None

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X     No
                                                              -------     ------

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

                                                               Common 220,000
                                                                      -------

                      DOCUMENTS INCORPORATED BY REFERENCE

                 Preliminary Prospectus included in Post-Effective Amendment No. 6 to the Registrant's registration statement on Form S-1, filed March 27, 1997, pursuant to the Securities Act of 1933, File No. 33-60288 -- incorporated by reference into Parts I and II of this report on Form 10-K; and Exhibits.

                 REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I

Item 1.  Business.

                 The Registrant is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc., a corporation whose common stock is traded on the New York Stock Exchange. The information set forth under the caption "A. History and Business" in the preliminary prospectus contained in Post-Effective Amendment No. 6 to Registrant's registration statement, filed March 27, 1997, pursuant to the Securities Act of 1933, File No. 33-60288 (the "Prospectus"), is incorporated herein by reference.

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

                 On November 25, 1996, the Registrant paid a $35,000,000 dividend to MLIG. The Registrant has declared no cash dividends on its common stock at any other time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of New York, notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. See
Note 6 to the Registrant's financial statements.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.

         (a)  Financial Statements and Exhibits.

                 (1) The following financial statements of the Registrant are filed as part of this report:

                 a.       Independent Auditors' Report dated February 24, 1997.

                 b.       Balance Sheets at December 31, 1996 and 1995.

                 c. Statements of Earnings for the Years Ended December 31, 1996, 1995 and 1994.

                 d. Statements of Stockholder's Equity for the Years Ended December 31, 1996, 1995 and 1994.

                 e. Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

                 f. Notes to Financial Statements for the Years Ended December 31, 1996, 1995 and 1994.

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

                 24.2 Power of attorney of Michael P. Cogswell. (Incorporated by reference to Exhibit 24(b) to Post-Effective Amendment No. 1 to the

                            Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.3 Power of attorney of Joseph E. Crowne. (Incorporated by reference to Exhibit 24(d) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.4 Power of attorney of David M. Dunford. (Incorporated by reference to Exhibit 24(e) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.5 Power of attorney of Robert L. Israeloff. (Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.6 Power of attorney of Allen N. Jones. (Incorporated by reference to Exhibit 24(j) to Post Effective Amendment No. 6 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 27, 1997.)

                 24.7       Power of attorney of Cynthia L. Kahn.
                            (Incorporated by reference to Exhibit 24(i) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.8 Power of attorney of Robert A. King. (Incorporated by reference to Exhibit 24(j) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.9 Power of attorney of Irving M. Pollack. (Incorporated by reference to Exhibit 24(k) to Post-Effective Amendment No. 1 to the

                            Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.10 Power of attorney of Barry G. Skolnick. (Incorporated by reference to Exhibit 24(l) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.11 Power of attorney of William A. Wilde. (Incorporated by reference to Exhibit 24(m) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.12 Power of attorney of Anthony J. Vespa. (Incorporated by reference to Exhibit 24(n) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.13 Power of attorney of Gail R. Farkas. (Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 5 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 26, 1996.)

                 99.1 Preliminary prospectus contained in Post-Effective Amendment No. 6 to the Registrant's registration statement, filed on March 27, 1997, pursuant to the Securities Act of 1933, File No. 33-60288.

                 (3)        Not applicable.

         (b)     Reports on Form 8-K.

                 No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1996.

                         INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . .

Balance Sheets at December 31, 1996 and 1995  . . . . . . . . . . . . . . . . .

Statements of Earnings for the Years Ended December 31,
  1996, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Statements of Stockholder's Equity for the Years Ended
  December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . .

Statements of Cash Flows for the Years Ended December 31,
  1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Notes to Financial Statements for the Years Ended
  December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . .

INDEPENDENT AUDITORS' REPORT



The Board of Directors of
ML Life Insurance Company of New York:

We have audited the accompanying balance sheets of ML Life Insurance Company of New York (the "Company"), a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc., as of December 31, 1996 and 1995, and the related statements of earnings, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.








February 24, 1997

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 1996 AND 1995
(Dollars in Thousands)


                                                                             1996                  1995
                                                                       ---------------         -------------
ASSETS
------
INVESTMENTS:
 Fixed maturity securities, at estimated fair value
   (amortized cost: 1996 - $264,341; 1995 - $295,403)                   $     269,103           $   307,596
 Equity securities, at estimated fair value
   (cost: 1996 - $8,975; 1995 - $3,017)                                        10,859                 3,534
 Mortgage loans                                                                 2,057                 4,032
 Policy loans on insurance contracts                                           85,548                82,073
                                                                       ---------------         -------------
   Total Investments                                                          367,567               397,235
                                                                       ===============         =============



CASH AND CASH EQUIVALENTS                                                       7,828                17,387
ACCRUED INVESTMENT INCOME                                                       5,952                 6,603
DEFERRED POLICY ACQUISITION COSTS                                              29,272                30,922
FEDERAL INCOME TAXES - DEFERRED                                                   -                   3,622
REINSURANCE RECEIVABLES                                                         1,065                   493
OTHER ASSETS                                                                    4,569                 2,653
SEPARATE ACCOUNTS ASSETS                                                      591,814               544,432
                                                                       ---------------         -------------

TOTAL ASSETS                                                            $   1,008,067           $ 1,003,347
                                                                       ===============         =============











See notes to financial statements.

ML Life Insurance Company of New York
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)
Balance Sheets
As of December 31, 1996 and 1995
(Continued)  (Dollars in Thousands)

                                                                             1996                   1995
                                                                       ---------------         --------------
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
LIABILITIES:
 POLICY LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                      $     318,567           $    337,137
   Claims and claims settlement expenses                                        2,572                  2,901
                                                                       ---------------         --------------
          Total policy liabilities and accruals                               321,139                340,038

 OTHER POLICYHOLDER FUNDS                                                       1,160                    739
 FEDERAL INCOME TAXES - DEFERRED                                                  626                     -
 FEDERAL INCOME TAXES - CURRENT                                                 2,099                    185
 AFFILIATED PAYABLES - NET                                                      5,026                  4,062
 OTHER LIABILITIES                                                              1,649                  3,112
 SEPARATE ACCOUNTS LIABILITIES                                                591,814                544,432
                                                                       ---------------         --------------
          Total Liabilities                                                   923,513                892,568
                                                                       ---------------         --------------

STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
   authorized, issued and outstanding                                          2,200                   2,200
 Additional paid-in capital                                                   72,040                  83,006
 Retained earnings                                                             9,219                  24,034
 Net unrealized gain on investment securities                                  1,095                   1,539
                                                                       --------------          --------------
          Total Stockholder's Equity                                          84,554                 110,779
                                                                       --------------          --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                              $  1,008,067            $  1,003,347
                                                                       ==============          ==============

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(Dollars in Thousands)

                                                                          1996                  1995                  1994
                                                                      ------------          ------------          ------------
REVENUES:
 Investment revenue:
   Net investment income                                               $   27,520            $   29,819            $   32,679
   Net realized investment gains (losses)                                   2,169                  (265)               (2,218)
 Policy charge revenue                                                     11,959                10,864                10,339
                                                                      ------------          ------------          ------------

        Total Revenues                                                     41,648                40,418                40,800
                                                                      ------------          ------------          ------------

BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                      16,586                17,375                22,691
 Market value adjustment expense                                              301                   238                   132
 Policy benefits (net of reinsurance recoveries: 1996 - $1,584
   1995 - $917; 1994 - $715)                                                1,311                   528                 1,620
 Reinsurance premium ceded                                                  1,262                 1,227                 1,240
 Amortization of deferred policy acquisition costs                          3,784                 1,300                 4,141
 Insurance expenses and taxes                                               4,595                 4,508                 3,685
                                                                      ------------          ------------          ------------

        Total Benefits and Expenses                                        27,839                25,176                33,509
                                                                      ------------          ------------          ------------

        Earnings Before Federal Income Tax Provision                       13,809                15,242                 7,291
                                                                      ------------          ------------          ------------

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                      102                 1,692                  (213)
 Deferred                                                                   4,488                 3,486                 2,031
                                                                      ------------          ------------          ------------

        Total Federal Income Tax Provision                                  4,590                 5,178                 1,818
                                                                      ------------          ------------          ------------


NET EARNINGS                                                           $    9,219            $   10,064            $    5,473
                                                                      ============          ============          ============




See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(Dollars in Thousands)

                                                                                                      Net
                                                           Additional                              unrealized              Total
                                        Common              paid-in             Retained           investment          stockholder's
                                        stock               capital             earnings           gain (loss)             equity
                                     -----------          -----------         -----------          -----------         -------------
BALANCE, JANUARY 1, 1994              $   2,200            $  83,006           $   8,497            $    (927)          $    92,776

 Net earnings                                                                      5,473                                      5,473
 Net unrealized investment loss                                                                        (2,436)               (2,436)
                                     -----------          -----------         -----------          -----------         -------------

BALANCE, DECEMBER 31, 1994                2,200               83,006              13,970              ( 3,363)               95,813

 Net earnings                                                                     10,064                                     10,064
 Net unrealized investment gain                                                                         4,902                 4,902
                                     -----------          -----------         -----------          -----------         -------------

BALANCE, DECEMBER 31, 1995                2,200               83,006              24,034                1,539               110,779

 Dividend to Parent                                          (10,966)            (24,034)                                   (35,000)
 Net earnings                                                                      9,219                                      9,219
 Net unrealized investment loss                                                                          (444)                 (444)
                                     -----------          -----------         -----------          -----------         -------------

BALANCE, DECEMBER 31, 1996            $   2,200            $  72,040           $   9,219            $   1,095           $    84,554
                                     ===========          ===========         ===========          ===========         =============


















See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(Dollars in Thousands)

                                                                          1996                  1995                  1994
                                                                      -----------           -----------           -----------
OPERATING ACTIVITIES:
 Net earnings                                                          $   9,219             $  10,064             $   5,473
   Adjustments to reconcile net earnings to net cash and
    cash equivalents provided (used) by operating activities:
     Amortization of deferred policy acquisition costs                     3,784                 1,300                 4,142
     Capitalization of policy acquisition costs                           (2,134)               (4,368)               (7,142)
     Amortization, (accretion) and depreciation of investments                 1                  (434)                 (312)
     Net realized investment (gains) losses                               (2,169)                  265                 2,218
     Interest credited to policyholders' account balances                 16,586                17,375                22,691
     Provision for deferred Federal income tax                             4,488                 3,486                 2,031
     Changes in operating assets and liabilities:
      Accrued investment income                                              651                   751                 2,810
      Claims and claims settlement expenses                                 (329)               (1,413)               (1,300)
      Federal income taxes - current                                       1,914                    15                  (694)
      Other policyholder funds                                               421                  (793)                  332
      Affiliated payable - net                                               964                  (180)                 (981)
     Policy loans on insurance contracts                                  (3,475)               (4,246)               (4,447)
     Other, net                                                           (3,951)                1,723                (1,947)
                                                                      -----------           -----------           -----------
      Net cash and cash equivalents provided
        by operating activities                                           25,970                23,545                22,874
                                                                      -----------           -----------           -----------

INVESTING ACTIVITIES:
 Sales of available-for-sale securities                                  155,645                68,736               128,183
 Maturities of available-for-sale securities                              34,455                38,420                92,499
 Purchases of available-for-sale securities                             (162,828)             (103,568)              (73,045)
 Mortgage loans principal payments received                                1,975                   -                   8,998
 Sales of mortgage loans                                                     -                   3,608                   -
                                                                      -----------           -----------           -----------
      Net cash and cash equivalents provided by
        investing activities                                              29,247                 7,196               156,635
                                                                      -----------           -----------           -----------

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(Continued) (Dollars In Thousands)

                                                                           1996                 1995                  1994
                                                                      -------------         -------------         --------------
FINANCING ACTIVITIES:
 Dividends paid to parent                                              $   (35,000)          $       -             $        -
 Policyholders' account balances:
   Deposits                                                                 32,158                43,191                 56,297
   Withdrawals (net of transfers to/from Separate Accounts)                (61,934)              (77,460)              (242,355)
                                                                      -------------         -------------         --------------
      Net cash and cash equivalents used
        by financing activities                                            (64,776)              (34,269)              (186,058)
                                                                      -------------         -------------         --------------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                                           (9,559)               (3,528)                (6,549)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                          17,387                20,915                 27,464
                                                                      -------------         -------------         --------------

 End of year                                                           $     7,828           $    17,387           $     20,915
                                                                      =============         =============         ==============

Supplementary Disclosure of Cash Flow Information:
 Cash paid (received) to (from) affiliates for:
   Federal income taxes                                                $    (1,812)          $     1,677            $       482
   Interest                                                                    440                   447                    352





See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group,Inc.)

NOTES TO FINANCIAL STATEMENTS
 (DOLLARS IN THOUSANDS)


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Reporting: ML Life Insurance Company of New York (the "Company") is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co.").

 The Company sells non-participating life insurance and annuity products which comprise one business segment. The primary products that the Company currently markets are immediate annuities, market value adjusted annuities, variable life insurance and variable annuities. The Company is licensed to sell insurance in nine states; however, it currently limits its marketing activities to the State of New York. The Company markets its products solely through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated ("MLPF&S"), a wholly-owned subsidiary of Merrill Lynch & Co.

 The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and prevailing industry practices, both of which require management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

 Revenue Recognition: Revenues for the Company's interest-sensitive life, interest-sensitive annuity, variable life and variable annuity products consist of policy charges for the cost of insurance, deferred sales charges, policy administration charges and/or withdrawal charges assessed against policyholders' account balances during the period.

 Policyholders' Account Balances: Liabilities for the Company's universal life type contracts, including its life insurance and annuity products, are equal to the full accumulation value of such contracts as of the valuation date plus deficiency reserves for certain products. Interest-crediting rates for the Company's fixed-rate products are as follows:

 Interest-sensitive life products              4.00% - 5.40%
 Interest-sensitive deferred annuities         4.00% - 8.23%
 Immediate annuities                           3.00% - 10.00%

 These rates may be changed at the option of the Company, subject to minimum guarantees, after initial guaranteed rates expire.

 Liabilities for unpaid claims equal the death benefit for those claims which have been reported to the Company and an estimate based upon prior experience for claims unreported.

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

 Indemnity reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $183 that can be drawn upon for delinquent reinsurance recoverables.

 As of December 31, 1996, the Company had life insurance in-force that was ceded to other life insurance companies of $149,994.

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

 Policy acquisition costs are principally commissions and a portion of certain other expenses relating to policy acquisition, underwriting and issuance, that are primarily related to and vary with the production of new business. Certain costs and expenses reported in the statements of earnings are net of amounts deferred. Policy acquisition costs can also arise from the acquisition or reinsurance of existing in-force policies from other insurers. These costs include ceding commissions and professional fees related to the reinsurance assumed. The deferred costs are amortized in proportion to the estimated future gross profits over the anticipated life of the acquired insurance contracts utilizing an interest methodology.

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

                              1996           1995          1994
                          -----------    -----------   -----------
 Beginning balance         $  17,654      $  14,923     $  15,614
 Capitalized amounts             577          1,553         1,447
 Interest accrued              1,566          2,138         1,407
 Amortization                 (2,646)          (960)       (3,545)
                          -----------    -----------   -----------
 Ending balance            $  17,151      $  17,654     $  14,923
                          ===========    ===========   ===========

 The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. The amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

                        1997  $1,394
                        1998     995
                        1999     942
                        2000     905
                        2001     868

 Investments: The Company's investments in fixed maturity and equity securities are classified as available-for-sale securities, which are carried at estimated fair value with unrealized gains and losses included in stockholder's equity. If a decline in value of a security is determined by management to be other-than-temporary, the carrying value is adjusted to the estimated fair value at the date of this determination and recorded as net realized investment gains (losses).

 For fixed maturity securities, premiums are amortized to the earlier of the call or maturity date, discounts are accreted to the maturity date, and interest income is accrued daily. For equity securities, dividends are recognized on the ex-dividend date. Realized gains and losses on the sale or maturity of the investments are determined on the basis of identified cost.

 Fixed maturity securities may contain securities which are considered non-investment grade. The Company defines non-investment grade fixed maturity securities as unsecured corporate debt obligations that do not have a rating equivalent to Standard and Poor's (or similar rating agency) BBB or higher and are not guaranteed by an agency of the Federal government.

 Mortgage loans are stated at unpaid principal balances, net of valuation allowances. Such valuation allowances are based on the decline in value expected to be realized on mortgage loans that may not be collectible in full. In establishing valuation allowances, management considers, among other things, the estimated fair value of the underlying collateral.

 The Company recognizes income from mortgage loans based on the cash payment interest rate of the loan, which may be different from the accrual interest rate of the loan for certain outstanding mortgage loans. The Company will recognize a realized gain at the date of the satisfaction of the loan at contractual terms for loans where there is a difference between the cash payment interest rate and the accrual interest rate. For all loans, the Company stops accruing income when an interest payment default either occurs or is probable. Impairments of mortgage loans are established as valuation allowances and recorded to net realized investment gains or losses.

 The Company has previously made commercial mortgage loans collateralized by real estate. The return on and the ultimate recovery of these loans are generally dependent on the successful operation, sale or refinancing of the real estate. The Company monitors the effects of current and expected real estate market conditions and other factors when assessing the collectibility of mortgage loans. When, in management's judgment, these assets are impaired, appropriate losses are recorded. Such estimates necessarily include assumptions, which may include anticipated improvements in selected market conditions for real estate, which may or may not occur. The more significant assumptions management considers involve estimates of the following: lease absorption and sales rates; real estate values and rates of return; operating expenses; required capital improvements; inflation; and sufficiency of any collateral independent of the real estate. Management believes that the carrying value approximates the fair value of these investments.

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

 The Company uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

 Insurance companies are generally subject to taxes on premiums and in substantially all states are exempt from state income taxes.

 Separate Accounts: Separate Accounts are established in conformity with New York State Insurance Law, the Company's domiciliary state, and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to general claims of the Company only to the extent the value of such assets exceeds Separate Accounts liabilities.

 Assets and liabilities of Separate Accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of policyholders, are shown as separate captions in the balance sheets.

 Statements of Cash Flows: For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less.

 Reclassifications: To facilitate comparisons with the current year, certain amounts in the prior years have been reclassified.

NOTE 2.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

 Financial instruments are carried at fair value or amounts that approximate fair value. The carrying value of financial instruments as of December 31 were:

                                                         1996              1995
                                                     ------------      ------------
  Assets:
   Fixed maturity securities (1)                      $  269,103        $  307,596
   Equity securities (1)                                  10,859             3,534
   Mortgage loans (2)                                      2,057             4,032
   Policy loans on insurance contracts (3)                85,548            82,073
   Cash and cash equivalents (4)                           7,828            17,387
   Separate Accounts assets (5)                          591,814           544,432
                                                     ------------      ------------

  Total financial instruments recorded as assets      $  967,209        $  959,054
                                                     ============      ============

 (1) For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company has determined an estimated fair value using a discounted cash flow model, including provision for credit risk, based upon the assumption that such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 1996 and 1995 securities without a readily ascertainable market value, having an amortized cost of $55,323 and $63,071, had an estimated fair value of $57,018 and $66,367, respectively.

 (2) The estimated fair value of mortgage loans approximates the carrying value. See Note 1 for a discussion of the Company's valuation process.

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

 (5) Assets held in Separate Accounts are carried at quoted market values.

NOTE 3:   INVESTMENTS

 The amortized cost and estimated fair value of investments in fixed maturity and equity securities as of December 31 were:

                                                                                   1996
                                                  ---------------------------------------------------------------------
                                                      Cost /            Gross              Gross            Estimated
                                                    Amortized         Unrealized         Unrealized            Fair
                                                      Cost              Gains              Losses             Value
                                                  ------------        -----------        -----------        -----------
 Fixed maturity securities:
   Corporate debt securities                       $  212,290          $   4,743          $     556          $ 216,477
   Mortgage-backed securities                          46,204                827                383             46,648
   U.S. government and agencies                           830                230                  -              1,060
   Foreign governments                                  5,017                 10                109              4,918
                                                  ------------        -----------        -----------        -----------

    Total fixed maturity securities                $  264,341          $   5,810          $   1,048          $ 269,103
                                                  ============        ===========        ===========        ===========

  Equity securities:
   Non-redeemable preferred stocks                 $    7,237          $   2,429          $      38          $   9,628
   Common stocks                                        1,738                260                767              1,231
                                                  ------------        -----------        -----------        -----------

      Total equity securities                      $    8,975          $   2,689          $     805          $  10,859
                                                  ============        ===========        ===========        ===========

                                                                                   1995
                                                  ---------------------------------------------------------------------
                                                      Cost /            Gross              Gross             Estimated
                                                    Amortized         Unrealized         Unrealized             Fair
                                                      Cost              Gains              Losses              Value
                                                  ------------        -----------        -----------        -----------
  Fixed maturity securities:
   Corporate debt securities                       $  225,859          $  10,251          $     493          $ 235,617
   Mortgage-backed securities                          64,347              2,126                 75             66,398
   U.S. government and agencies                         5,197                384                  -              5,581
                                                  ------------        -----------        -----------        -----------

    Total fixed maturity securities                $  295,403          $  12,761          $     568          $ 307,596
                                                  ============        ===========        ===========        ===========

  Equity securities:
   Non-redeemable preferred stocks                 $    1,251          $   1,149          $       -          $   2,400
   Common stocks                                        1,766                135                767              1,134
                                                  ------------        -----------        -----------        -----------

      Total equity securities                      $    3,017          $   1,284          $     767          $   3,534
                                                  ============        ===========        ===========        ===========

 The amortized cost and estimated fair value of fixed maturity securities at December 31, 1996 by contractual maturity were:

                                                                                          Estimated
                                                                       Amortized            Fair
                                                                          Cost              Value
                                                                      -----------        -----------
  Fixed maturity securities:
  Due in one year or less                                              $  36,508          $  36,550
  Due after one year through five years                                  125,060            128,214
  Due after five years through ten years                                  45,087             46,196
  Due after ten years                                                     11,482             11,495
                                                                      -----------        -----------
                                                                         218,137            222,455
  Mortgage-backed securities                                              46,204             46,648
                                                                      -----------        -----------

    Total fixed maturity securities                                    $ 264,341          $ 269,103
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

 The amortized cost and estimated fair value of fixed maturity securities at December 31, 1996 by rating agency equivalent were:

                                                                                          Estimated
                                                                        Amortized           Fair
                                                                          Cost              Value
                                                                      -----------        -----------
  AAA                                                                  $  61,677          $  62,377
  AA                                                                      19,178             19,791
  A                                                                       64,297             65,091
  BBB                                                                    107,256            109,782
  Non-investment grade                                                    11,933             12,062
                                                                      -----------        -----------

    Total fixed maturity securities                                    $ 264,341          $ 269,103
                                                                      ===========        ===========

 The Company has recorded certain adjustments to deferred policy acquisition costs and policyholders' account balances in conjunction with investments classified as available-for-sale. The Company adjusts those assets and liabilities as if the unrealized investment gains or losses from securities classified as available-for-sale had actually been realized, with corresponding credits or charges reported directly to shareholder's equity. The following reconciles the net unrealized investment gain on investment securities classified as available-for-sale as of December 31:

                                                                          1996               1995
                                                                      -----------        -----------
  Assets:
   Fixed maturity securities                                           $   4,762          $  12,193
   Equity securities                                                       1,884                517
                                                                      -----------        -----------
                                                                           6,646             12,710
                                                                      -----------        -----------

  Liabilities:
   Policyholders' account balances                                         4,962             10,342
   Federal income taxes - deferred                                           589                829
                                                                      -----------        -----------
                                                                           5,551             11,171
                                                                      -----------        -----------

  Stockholder's equity:
   Net unrealized investment gain on investment securities             $   1,095          $   1,539
                                                                      ===========        ===========

 Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended
 December 31 were:

                                                                          1996               1995               1994
                                                                      -----------        -----------        -----------
  Proceeds                                                             $ 155,645          $  68,736          $ 128,183
  Gross realized investment gains                                          2,677              1,709             11,725
  Gross realized investment losses                                           508              1,640             13,255


 The Company owned investment securities of $1,060 and $1,130 that were deposited with insurance regulatory authorities at December 31, 1996 and 1995, respectively.

 The Company's investment in mortgage loans are principally collateralized by commercial real estate and are located in California.

 The Company had no impaired mortgage loans on real estate as of December 31, 1996 and 1995.

 Additional information on impaired loans for the years ended
 December 31 follows:

                                                                          1996               1995               1994
                                                                      -----------        -----------        -----------
  Average investment in impaired loans                                 $       -          $   3,650          $   5,475
  Investment income recognized (cash basis)                                    -                233                275

 Net investment income arose from the following sources for the years ended December 31:

                                                                          1996               1995               1994
                                                                      -----------        -----------        -----------
  Fixed maturity securities                                            $  22,153          $  25,046          $  28,255
  Equity securities                                                          183                  -                  -
  Mortgage loans                                                             388                686                975
  Policy loans on insurance contracts                                      4,133              3,903              3,680
  Cash and cash equivalents                                                1,559              1,103                659
                                                                      -----------        -----------        -----------

  Gross investment income                                                 28,416             30,738             33,569
  Less investment expenses                                                  (896)              (919)              (890)
                                                                      -----------        -----------        -----------
  Net investment income                                                $  27,520          $  29,819          $  32,679
                                                                      ===========        ===========        ===========

 Net realized investment gains (losses), including changes in valuation allowances, for the years ended December 31:

                                                                         1996                1995               1994
                                                                      -----------        -----------        -----------
  Fixed maturity securities                                            $     657          $     985          $  (1,767)
  Equity securities                                                        1,512               (916)               237
  Mortgage loans                                                               -               (334)              (688)
                                                                      -----------        -----------        -----------

  Net realized investment gains (losses)                               $   2,169          $    (265)         $  (2,218)
                                                                      ===========        ===========        ===========

 The following is a reconciliation of the change in valuation allowances which have been recorded to reflect other-than-temporary declines in estimated fair value of mortgage loans for the years ended December 31, 1995 and 1994. During 1996, there were no valuation allowances recorded:

                                                   Balance at          Additions                             Balance at
                                                   Beginning           Charged to          Write -              End
                                                    of Year            Operations           Downs             of Year
                                                  ------------        ------------       ----------         -----------
       1995                                        $    1,536          $       -          $  1,536           $       -
       1994                                               848                688                 -               1,536

 The Company held no investments at December 31, 1996 which have been non-income producing for the preceding twelve months.

NOTE 4: FEDERAL INCOME TAXES

 The following is a reconciliation of the provision for income taxes based on earnings before federal income taxes, computed using the Federal statutory tax rate, with the provision for income taxes for the years ended December 31:

                                                                          1996               1995               1994
                                                                      -----------        -----------        -----------
  Provision for income taxes computed at Federal statutory rate        $   4,833          $   5,334          $   2,552
  State corporate income taxes                                               (10)               (91)                 -
  Decrease in income taxes resulting from:
     Dividend received deduction                                            (235)               (31)              (670)
     Other                                                                     2                (34)               (64)
                                                                      -----------        -----------        -----------
       Federal income tax provision                                    $   4,590          $   5,178          $   1,818
                                                                      ===========        ===========        ===========

 The Federal statutory rate for each of the three years in the period ended December 31, 1996 was 35%.

 The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

                                                                            1996              1995              1994
                                                                      -----------        -----------        -----------
  Deferred policy acquisition costs                                    $    (259)         $   1,239          $     887
  Policyholders' account balances                                          4,053                738                833
  Liability for guaranty fund assessments                                     50                  -                  -
  Investment adjustments                                                     642              1,445              1,117
  Other                                                                        2                 64               (806)
                                                                      -----------        -----------        -----------

  Deferred Federal income tax provision                                $   4,488          $   3,486          $   2,031
                                                                      ===========        ===========        ===========

 Deferred tax assets and liabilities as of December 31 are determined as follows:

                                                                          1996               1995
                                                                      -----------        -----------
  Deferred tax assets:
   Policyholders' account balances                                     $   4,224          $   8,277
   Investment adjustments                                                  1,939              2,581
   Other                                                                       -                  2
                                                                      -----------        -----------

      Total deferred tax assets                                            6,163             10,860
                                                                      -----------        -----------


  Deferred tax liabilities:
   Deferred policy acquisition costs                                       6,150              6,409
   Liability for guaranty fund assessments                                    50                  -
   Net unrealized investment gain                                            589                829
                                                                      -----------        -----------
      Total deferred tax liabilities                                       6,789              7,238
                                                                      -----------        -----------

      Net deferred tax asset (liability)                               $    (626)         $   3,622
                                                                      ===========        ===========

 The Company anticipates that all deferred tax assets will be realized, therefore no valuation allowance has been provided.

NOTE 5: RELATED PARTY TRANSACTIONS

 The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $4,258, $3,968 and $3,673 for 1996, 1995 and
 1994 respectively. The Company is allocated interest expense on its accounts payable to MLIG which approximates the daily Federal funds rate. Total intercompany interest paid was $74, $88 and $50 for 1996, 1995 and 1994, respectively.

 The Company and Merrill Lynch Asset Management, L.P. ("MLAM") are parties to a service agreement whereby MLAM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLAM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $186, $206 and $203 for 1996, 1995 and 1994, respectively.

 The Company has a general agency agreement with Merrill Lynch Life Agency Inc. ("MLLA") whereby registered representatives of MLPF&S, who are the Company's licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $1,334, $2,424 and $5,329 for 1996, 1995 and 1994, respectively. Substantially all of these commissions were capitalized as deferred policy acquisition costs and are being amortized in accordance with the policy discussed in Note 1.

 In connection with the acquisition of a block of variable life insurance business from Monarch Life Insurance Company ("Monarch Life"), the Company borrowed funds from Merrill Lynch & Co. to partially finance the transaction. As of December 31, 1996 and 1995, the outstanding balance of these loans was $3,075. Repayments made on these loans during 1996, 1995, and 1994 were $0, $1,261 and $1,214, respectively. Interest was calculated on these loans at LIBOR plus 150 basis points. Intercompany interest paid on these loans during 1996, 1995 and 1994 was $366, $359 and $302, respectively.

NOTE 6: STOCKHOLDER'S EQUITY AND STATUTORY REGULATIONS

 At December 31, 1996 and 1995, $41,214 and $58,790,
 respectively, of stockholder's equity was available for distribution to MLIG. Notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. During 1996, the Company paid a $35,000 dividend to MLIG. No dividends were declared or paid during 1995 and 1994. Statutory capital and surplus at December 31, 1996 and 1995, was $52,895 and $72,113, respectively.

 Applicable insurance department regulations require that the Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices primarily differ from the principals utilized in theses financial statements by charging policy acquisition costs to expense as incurred, establishing future policy benefit reserves using different actuarial assumptions, not providing for deferred income taxes and valuing securities on a different basis. The Company's statutory net income for 1996, 1995 and 1994 was $12,884, $3,080 and $3,816, respectively.

 The National Association of Insurance Commissioners ("NAIC") utilized the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital which a life insurance company should have based upon that company's risk profile. As of December 31, 1996, and 1995, based on the RBC formula, the Company's total adjusted capital level was 626% and 709%, respectively, of the minimum amount of capital required to avoid regulatory action.

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

                                     ML Life Insurance Company of New York
                                     -------------------------------------
                                     (Registrant)


Date: March 26, 1997                 By:  /s/ Joseph E. Crowne, Jr.
                                         ---------------------------------
                                         Joseph E. Crowne, Jr.
                                         Chief Financial Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                                   Date
---------                                  -----                                   ----
            *
-------------------------                  Chairman of the Board, President        March 26, 1997
Anthony J. Vespa                           and Chief Executive Officer             --------------

/s/ Joseph E. Crowne, Jr.                  Director, Senior Vice President,        March 26, 1997
-------------------------                  Chief Financial Officer, Chief          --------------
Joseph E. Crowne, Jr.                      Actuary and Treasurer

/s/ Barry G. Skolnick                      Director, Senior Vice President and     March 26, 1997
-------------------------                  General Counsel*                        --------------
Barry G. Skolnick

            *
-------------------------                  Director, Senior Vice President and     March 26, 1997
David M. Dunford                           Chief Investment Officer                --------------

            *
-------------------------                  Director and Senior Vice President      March 26, 1997
Gail R. Farkas                                                                     --------------

            *
-------------------------                  Director, Vice President and Senior     March 26, 1997
Michael P. Cogswell                        Counsel                                 --------------

            *
-------------------------                  Director                                March 26, 1997
Frederick J.C. Butler                                                              --------------

            *
-------------------------                  Director                                March 26, 1997
Robert L. Israeloff                                                                --------------

            *
-------------------------                  Director                                March 26, 1997
Allen N. Jones                                                                     --------------

            *
-------------------------                  Director                                March 26, 1997
Cynthia L. Kahn                                                                    --------------

            *
-------------------------                  Director                                March 26, 1997
Robert A. King                                                                     --------------

            *
-------------------------                  Director                                March 26, 1997
Irving M. Pollack                                                                  --------------

            *
-------------------------                  Director                                March 26, 1997
William A. Wilde                                                                   --------------




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

3.4                  By-Laws of ML Life                             Incorporated by reference to
                     Insurance Company of New York.                 Exhibit 3(d) to Post-Effective Amendment No. 3
                                                                    to the Registrant's registration statement on
                                                                    Form S-1, File No. 33-34562, filed March 30,
                                                                    1992.





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

4.7                  Modified Guaranteed Annuity Contract           Incorporated by reference to Exhibit
                     MLNY-AY-991/94.                                4(a)(2) to Post-Effective Amendment No. 3
                                                                    to the Registrant's registration statement
                                                                    on Form S-1, File No. 33-60288, filed
                                                                    December 7, 1994.

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

24.1                 Power of attorney of Frederick J.C.            Incorporated by reference to Exhibit 24(a)
                     Butler.                                        to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.

24.2                 Power of attorney of Michael P. Cogswell.      Incorporated by reference to Exhibit 24(b)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.





24.3                 Power of attorney of Joseph E. Crowne.         Incorporated by reference to Exhibit 24(d)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.

24.4                 Power of attorney of David M. Dunford.         Incorporated by reference to Exhibit 24(e)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.

24.5                 Power of attorney of Robert L. Israeloff.      Incorporated by reference to Exhibit 24(g)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.

24.6                 Power of attorney of Allen N. Jones.           Incorporated by reference to Exhibit 24(j)
                                                                    to Post-Effective Amendment No. 6 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    27, 1997.





24.7                 Power of attorney of Cynthia L. Kahn.          Incorporated by reference to Exhibit 24(i)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.

24.8                 Power of attorney of Robert A. King.           Incorporated by reference to Exhibit 24(j)
                                                                    to Post-Effective Amendment No. 1 the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.

24.9                 Power of attorney of Irving M. Pollack.        Incorporated by reference to Exhibit 24(k) to
                                                                    Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on Form
                                                                    S-1, File No. 33-60288, filed March 31, 1994.

24.10                Power of attorney of Barry G. Skolnick.        Incorporated by reference to Exhibit 24(l)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.





24.11               Power of attorney of William A. Wilde.          Incorporated by reference to Exhibit 24(m)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.

24.12               Power of attorney of Anthony J. Vespa.          Incorporated by reference to Exhibit 24(n)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.

24.13               Power of Attorney of
                    Gail R. Farkas                                  Incorporated by reference to Exhibit 24(g) to
                                                                    Post-Effective Amendment No. 5 to the
                                                                    Registrant's registration statement on Form
                                                                    S-1, File No. 33-60288, filed March 26, 1996.

99.1                Preliminary prospectus contained in             Exhibit 99.1
                    Post-Effective Amendment No. 6 to the
                    Registrant's registration statement, filed
                    March 27, 1997, pursuant to the Securities
                    Act of 1933, File No. 33-60288.





