Form 10-Q
period 1997-03-31
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1997-05-14
CIK 862923

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
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

Item 1. Financial Statements.


ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)

                                                                                           March 31,                 December 31,
                                                                                              1997                        1996
                                                                                       ---------------             ---------------
ASSETS

INVESTMENTS:
Fixed maturity securities, at estimated fair value
 (amortized cost:  1997 - $257,259; 1996 - $264,341)                                    $     258,798               $     269,103
Equity securities, at estimated fair value
 (cost:  1997 - $9,392; 1996 - $8,975)                                                          8,996                      10,859
Mortgage loans                                                                                      -                       2,057
Policy loans on insurance contracts                                                            86,536                      85,548
                                                                                       ---------------             ---------------
   Total Investments                                                                          354,330                     367,567

CASH AND CASH EQUIVALENTS                                                                      17,513                       7,828
ACCRUED INVESTMENT INCOME                                                                       7,352                       5,952
DEFERRED POLICY ACQUISITION COSTS                                                              28,814                      29,272
REINSURANCE RECEIVABLES                                                                           326                       1,065
OTHER ASSETS                                                                                    3,411                       4,569
SEPARATE ACCOUNTS ASSETS                                                                      597,234                     591,814
                                                                                       ---------------             ---------------
TOTAL ASSETS                                                                            $   1,008,980               $   1,008,067
                                                                                       ===============             ===============



See notes to financial statements
(Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

BALANCE SHEETS
(Continued) (Dollars in Thousands) (Unaudited)

                                                                                           March 31,                 December 31,
                                                                                             1997                        1996
                                                                                       ---------------             ---------------
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
 POLICY LIABILITIES AND ACCRUALS:
  Policyholders' account balances                                                       $     315,570               $     318,567
  Claims and claims settlement expenses                                                         1,419                       2,572
                                                                                       ---------------             ---------------
     Total policy liabilities and accruals                                                    316,989                     321,139

 OTHER POLICYHOLDER FUNDS                                                                       1,648                       1,160
 FEDERAL INCOME TAXES - DEFERRED                                                                  339                         626
 FEDERAL INCOME TAXES - CURRENT                                                                   827                       2,099
 AFFILIATED PAYABLES - NET                                                                      3,531                       5,026
 OTHER LIABILITIES                                                                              2,438                       1,649
 SEPARATE ACCOUNTS LIABILITIES                                                                597,234                     591,814
                                                                                       ---------------             ---------------

          Total Liabilities                                                                   923,006                     923,513
                                                                                       ---------------             ---------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
    authorized, issued and outstanding                                                          2,200                       2,200
 Additional paid-in capital                                                                    72,040                      72,040
 Retained earnings                                                                             12,503                       9,219
 Net unrealized gain (loss) on investment securities available-for-sale                          (769)                      1,095
                                                                                       ---------------             ---------------

  Total Stockholder's Equity                                                                   85,974                      84,554
                                                                                       ---------------             ---------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                              $   1,008,980               $   1,008,067
                                                                                       ===============             ===============


See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)


                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                       -------------------------------------------
                                                                                             1997                        1996
                                                                                       ---------------             ---------------
REVENUES:
 Investment revenue:
  Net investment income                                                                 $       6,377               $       7,113
  Net realized investment gains                                                                 2,459                         381
Policy charge revenue                                                                           3,025                       2,863
                                                                                       ---------------             ---------------
   Total Revenues                                                                              11,861                      10,357
                                                                                       ---------------             ---------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                                           3,988                       4,213
 Market value adjustment expense                                                                   56                         157
 Policy benefits (net of reinsurance recoveries:  1997 - $66;                                      87                         637
  1996 - $225)
 Reinsurance premium ceded                                                                        389                         231
 Amortization of deferred policy acquisition costs                                              1,223                       1,046
 Insurance expenses and taxes                                                                   1,291                       1,158
                                                                                       ---------------             ---------------

   Total Benefits and Expenses                                                                  7,034                       7,442
                                                                                       ---------------             ---------------
   Earnings Before Federal Income Tax Provision                                                 4,827                       2,915

FEDERAL INCOME TAX PROVISION
 Current                                                                                          828                         670
 Deferred                                                                                         715                         233
                                                                                       ---------------             ---------------
   Total Federal Income Tax Provision                                                           1,543                         903
                                                                                       ---------------             ---------------
NET EARNINGS                                                                            $       3,284               $       2,012
                                                                                       ===============             ===============





See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                                                       Net
                                                                  Additional                        unrealized           Total
                                                 Common           paid-in          Retained         investment       stockholder's
                                                 Stock            capital          earnings         gain (loss)         equity
                                              ------------      ------------      ------------      ------------     -------------
BALANCE, JANUARY 1, 1995                       $    2,200        $   83,006        $   24,034        $    1,539       $   110,779

 Dividend to Parent                                                 (10,966)          (24,034)                            (35,000)

 Net earnings                                                                           9,219                               9,219

 Net unrealized investment loss                                                                           (444)              (444)
                                              --------------     -------------    ------------      -----------      --------------
BALANCE, DECEMBER 31, 1996                            2,200            72,040           9,219            1,095             84,554

 Net earnings                                                                           3,284                               3,284

 Net unrealized investment loss                                                                         (1,864)            (1,864)
                                              --------------     -------------    ------------      -----------      -------------
BALANCE, March 31, 1997                        $      2,200       $    72,040      $   12,503        $    (769)       $    85,974
                                              ==============     =============    ============      ============     =============



See notes to financial statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)

                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                       -------------------------------------------
                                                                                             1997                         1996
                                                                                       ---------------             ---------------
OPERATING ACTIVITIES:
 Net earnings                                                                           $       3,284               $       2,012
  Adjustments to reconcile net earnings to net cash and
   cash equivalents provided (used) by operating activities:
    Amortization of deferred policy acquisition costs                                           1,223                       1,046
    Capitalization of policy acquisition costs                                                   (765)                       (556)
    Amortization, (accretion) and depreciation of investments                                      (5)                        (60)
    Net realized investment gains                                                              (2,459)                       (381)
    Interest credited to policyholders' account balances                                        3,988                       4,213
    Provision for deferred Federal income tax                                                     715                         233
    Changes in operating assets and liabilities:
      Accrued investment income                                                                (1,400)                     (1,652)
      Claims and claims settlement expenses                                                    (1,153)                      2,744
      Federal income taxes - current                                                           (1,272)                        485
      Other policyholder funds                                                                    488                         347
      Affiliates payables - net                                                                (1,495)                        411
     Policy loans on insurance contracts                                                         (988)                        216
     Other - net                                                                                2,687                      (3,631)
                                                                                       ---------------             ---------------
      Net cash and cash equivalents provided by operating activities                            2,848                       5,427
                                                                                       ---------------             ---------------

INVESTING ACTIVITIES:
 Sales of available-for-sale securities                                                        24,298                      35,573
 Maturities of available-for-sale securities                                                   13,456                       9,146
 Purchases of available-for-sale securities                                                   (28,626)                    (25,221)
 Mortgage loans principal payments received                                                     2,057                           -
                                                                                       ---------------             ---------------

     Net cash and cash equivalents provided by investing activities                            11,185                      19,498
                                                                                       ---------------             ---------------




See notes to financial statements                         (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)
STATEMENTS OF CASH FLOWS
(Continued) (Dollars in Thousands) (Unaudited)



                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                       -------------------------------------------
                                                                                             1997                        1996
                                                                                       ---------------             ---------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                              $      14,381               $       6,574
  Withdrawals (net of transfers to Separate Accounts)                                         (18,729)                    (17,583)
                                                                                       ---------------             ---------------
    Net cash and cash equivalents used by financing activities                                 (4,348)                    (11,009)
                                                                                       ---------------             ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       9,685                      13,916

CASH AND CASH EQUIVALENTS:
Beginning of year                                                                               7,828                      17,387
                                                                                      ----------------             ---------------

End of period                                                                          $       17,513               $      31,303
                                                                                      ================             ===============
Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                                 $        2,099               $         185
  Intercompany interest                                                                           138                         112




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

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles and prevailing industry practice requires management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates. Results for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K
("1996 Report").


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of New York and the National Association of Insurance Commissioners. Statutory capital and surplus at March 31, 1997 and December 31, 1996, was $55.9 million and $52.9 million, respectively. For the three month periods ended March 31, 1997 and 1996, statutory net income was $2.4 million and $2.3 million, respectively.


NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as available-for-sale and are recorded at fair value. The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with investments classified as available-for-sale. These adjustments are recorded in stockholder's equity and assume that the unrealized gain or loss on available-for-sale securities was realized. These investments primarily support in-force, universal life-type contracts. The following reconciles the net unrealized investment gain (loss) recorded in stockholder's equity at March 31, 1997 and December 31, 1996:

                                                  1997           1996
                                               ----------     ----------
                                                     (In Thousands)

Assets:
  Fixed maturity securities                     $  1,539       $  4,762
  Equity securities                                 (396)         1,884
  Federal income taxes - deferred                    413           (589)
                                               ----------     ----------
                                                   1,557          6,057
                                               ----------     ----------

Liabilities:
  Policyholders' account balances                  2,325          4,962
                                               ----------     ----------
Stockholder's equity:
  Net unrealized gain (loss) on investment
      securities available-for-sale             $   (769)      $  1,095
                                               ==========     ==========

Item 2  Management's Narrative Analysis of the Results of
Operations


This Management's Narrative Analysis of the Results of Operations should be read in conjunction with the accompanying financial statements and notes thereto, in addition to the 1996 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1996 Report.


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

New life insurance premium and annuity deposits received in the first three months of 1997 and 1996 were $14.4 million and $6.6 million, respectively. New variable annuity sales increased $5.6 million as a result of enhanced sales efforts, during the first quarter 1997, introducing five new externally managed funds and an index fund managed by Merrill Lynch Asset Management, L.P. New sales of the Company's modified guaranteed annuity product increased $1.5 million primarily due to interest rates being, on average, 69 basis points higher during the first quarter 1997 than the first quarter 1996.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 1997, the Company's assets included $224 million of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of March 31, 1997, approximately $12 million (4.8%) of the Company's fixed maturity securities, were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.


Results of Operations

For the three month periods ended March 31, 1997 and 1996, the Company reported net earnings of $3.3 million and $2.0 million, respectively.

Net investment income and interest credited to policyholders' account balances for the three months ended March 31, 1997 as compared to the same period in 1996 have declined by approximately $0.7 million and $0.2 million, respectively, resulting in a net decrease in interest spread of $0.5 million. The reductions in net investment income and interest spread are primarily a result of the fourth quarter 1996 stockholder dividend payments and the declining fixed rate contracts inforce. The reduction in interest credited to policyholders' account balances are primarily a result of declining fixed rate contracts in-force.

Net realized investment gains (losses) increased $2 million for the three months ended March 31, 1997 as compared to the same period in 1996. The change in realized investment gains is primarily attributable to $2.0 million of credit related gains on the disposition of a single preferred stock investment during the first three months of 1997.

Policy charge revenue increased $0.2 million during the current three month period as compared to the same period during 1996. The increase in policy charge revenue is primarily attributable to the increase in policyholders' variable annuity account balances.

Policy benefits decreased $0.5 million from $0.6 million for the first three months of 1996 to $0.1 million. This decrease is primarily attributable to one mortality claim for $0.4 million incurred during the first quarter 1996.

Amortization of deferred acquisition costs increased approximately $0.2 million during the three months ended March
31, 1997 to $1.2 million. This increase is primarily attributable to the decrease in policy benefits.

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

                                       ML LIFE INSURANCE COMPANY OF NEW YORK

                                         /s/  JOSEPH E. CROWNE

                                       -----------------------------------------

                                              Joseph E. Crowne
                                            Senior Vice President and
                                            Chief Financial Officer

Date: May 13, 1997

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
-------         -----------

  27            Financial Data Schedule