Form 10-Q
period 1997-06-30
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1997-08-14
CIK 862923

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
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

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)


                                                                              June 30,            December 31,
                                                                                1997                  1996
                                                                           --------------        --------------
ASSETS

INVESTMENTS:
Fixed maturity securities, at estimated fair value
  (amortized cost:  1997 - $250,328; 1996 - $264,341)                       $    254,449          $    269,103
 Equity securities, at estimated fair value
  (cost:  1997 - $12,171; 1996 - $8,975)                                          11,808                10,859
 Mortgage loans                                                                        -                 2,057
 Policy loans on insurance contracts                                              86,963                85,548
                                                                           --------------        --------------
   Total Investments                                                             353,220               367,567

CASH AND CASH EQUIVALENTS                                                         26,394                 7,828
ACCRUED INVESTMENT INCOME                                                          6,680                 5,952
DEFERRED POLICY ACQUISITION COSTS                                                 29,312                29,272
REINSURANCE RECEIVABLES                                                              146                 1,065
OTHER ASSETS                                                                       3,442                 4,569
SEPARATE ACCOUNTS ASSETS                                                         678,195               591,814
                                                                           --------------        --------------

TOTAL ASSETS                                                                $  1,097,389          $  1,008,067
                                                                           ==============        ==============


See notes to financial statements.                            (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in Thousands, except per share amounts) (Unaudited)


                                                                              June 30,           December 31,
                                                                                1997                  1996
                                                                           --------------        --------------
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
 POLICY LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                          $    314,020          $    318,567
   Claims and claims settlement expenses                                           1,753                 2,572
                                                                           --------------        --------------
          Total policy liabilities and accruals                                  315,773               321,139

 OTHER POLICYHOLDER FUNDS                                                          2,565                 1,160
 FEDERAL INCOME TAXES - DEFERRED                                                   1,895                   626
 FEDERAL INCOME TAXES - CURRENT                                                      651                 2,099
 AFFILIATED PAYABLES - NET                                                         4,000                 5,026
 OTHER LIABILITIES                                                                 5,757                 1,649
 SEPARATE ACCOUNTS LIABILITIES                                                   678,195               591,814
                                                                           --------------        --------------
          Total Liabilities                                                    1,008,836               923,513
                                                                           --------------        --------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
    authorized, issued and outstanding                                             2,200                 2,200
 Additional paid-in capital                                                       72,040                72,040
 Retained earnings                                                                14,231                 9,219
 Net unrealized gain on investment securities available-for-sale                      82                 1,095
                                                                           --------------        --------------
  Total Stockholder's Equity                                                      88,553                84,554
                                                                           --------------        --------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                  $  1,097,389          $  1,008,067
                                                                           ==============        ==============


See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                           ------------------------------------
                                                                                1997                  1996
                                                                           --------------        --------------
REVENUES:
 Investment revenue:
  Net investment income                                                     $     12,814          $     13,949
  Net realized investment gains                                                    2,104                   577
 Policy charge revenue                                                             6,135                 5,911
                                                                           --------------        --------------
   Total Revenues                                                                 21,053                20,437
                                                                           --------------        --------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                              7,852                 8,388
 Market value adjustment expense                                                      92                   200
 Policy benefits (net of reinsurance recoveries:  1997 - $74;
  1996 - $665)                                                                       191                 1,093
 Reinsurance premium ceded                                                           766                   565
 Amortization of deferred policy acquisition costs                                 2,172                 1,798
 Insurance expenses and taxes                                                      2,504                 2,337
                                                                           --------------        --------------
   Total Benefits and Expenses                                                    13,577                14,381
                                                                           --------------        --------------
   Earnings Before Federal Income Tax Provision                                    7,476                 6,056

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                             651                (1,973)
 Deferred                                                                          1,813                 3,899
                                                                           --------------        --------------
   Total Federal Income Tax Provision                                              2,464                 1,926
                                                                           --------------        --------------
NET EARNINGS                                                                $      5,012          $      4,130
                                                                           ==============        ==============


See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                                    Three Months Ended
                                                                                         June 30,
                                                                           ------------------------------------
                                                                                1997                 1996
                                                                           --------------        --------------
REVENUES:
 Investment revenue:
  Net investment income                                                     $      6,437          $      6,836
  Net realized investment gains (losses)                                            (355)                  196
 Policy charge revenue                                                             3,110                 3,008
                                                                           --------------        --------------
   Total Revenues                                                                  9,192                10,040
                                                                           --------------        --------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                              3,864                 4,175
 Market value adjustment expense                                                      36                     3
 Policy benefits (net of reinsurance recoveries:  1997 - $8;
  1996 - $440)                                                                       104                   456
 Reinsurance premium ceded                                                           377                   334
 Amortization of deferred policy acquisition costs                                   949                   752
 Insurance expenses and taxes                                                      1,213                 1,179
                                                                           --------------        --------------
   Total Benefits and Expenses                                                     6,543                 6,899
                                                                           --------------        --------------
   Earnings Before Federal Income Tax Provision                                    2,649                 3,141
                                                                           --------------        --------------
FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                            (177)               (2,643)
 Deferred                                                                          1,098                 3,666
                                                                           --------------        --------------
   Total Federal Income Tax Provision                                                921                 1,023
                                                                           --------------        --------------
NET EARNINGS                                                                $      1,728          $      2,118
                                                                           ==============        ==============



See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                                                       Net
                                                                  Additional                        unrealized          Total
                                              Common Stock         paid-in          Retained        investment       stockholder's
                                                                   capital          earnings        gain (loss)         equity
                                             --------------    --------------    --------------    --------------    --------------
BALANCE, JANUARY 1, 1995                      $      2,200      $     83,006      $     24,034      $      1,539      $    110,779

 Dividend to Parent                                                  (10,966)          (24,034)                            (35,000)

 Net earnings                                                                            9,219                               9,219

 Net unrealized investment loss                                                                             (444)             (444)
                                             --------------    --------------    --------------    --------------    --------------
BALANCE, DECEMBER 31, 1996                           2,200            72,040             9,219             1,095            84,554

 Net earnings                                                                            5,012                               5,012

 Net unrealized investment loss                                                                           (1,013)           (1,013)
                                             --------------    --------------    --------------    --------------    --------------
BALANCE, JUNE 30, 1997                        $      2,200      $     72,040      $     14,231      $         82      $     88,553
                                             ==============    ==============    ==============    ==============    ==============




See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                           ------------------------------------
                                                                                 1997                 1996
                                                                           --------------        --------------
OPERATING ACTIVITIES:
 Net earnings                                                               $      5,012          $      4,130
  Adjustments to reconcile net earnings to net cash and
      cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                               2,172                 1,798
   Capitalization of policy acquisition costs                                     (2,212)                 (997)
   Amortization, (accretion) and depreciation of investments                         (32)                   (7)
   Net realized investment gains                                                  (2,104)                 (577)
   Interest credited to policyholders' account balances                            7,852                 8,388
   Provision for deferred Federal income tax                                       1,813                 3,899
   Changes in operating assets and liabilities:
    Accrued investment income                                                       (728)                 (755)
    Claims and claims settlement expenses                                           (819)                3,651
    Federal income taxes - current                                                (1,448)               (2,158)
    Other policyholder funds                                                       1,405                   346
    Affiliates payables - net                                                     (1,026)                  481
   Policy loans on insurance contracts                                            (1,415)               (2,473)
   Other - net                                                                     6,156                (5,137)
                                                                           --------------        --------------
      Net cash and cash equivalents provided by operating activities              14,626                10,589
                                                                           --------------        --------------
INVESTING ACTIVITIES:
 Sales of available-for-sale securities                                           45,786                71,527
 Maturities of available-for-sale securities                                      17,624                18,324
 Purchases of available-for-sale securities                                      (50,457)              (65,771)
 Mortgage loans principal payments received                                        2,057                     -
                                                                           --------------        --------------
     Net cash and cash equivalents provided by investing activities               15,010                24,080
                                                                           --------------        --------------

See notes to financial statements.                        (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in Thousands) (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                           ------------------------------------
                                                                                1997                  1996
                                                                           --------------        --------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                  $     45,861          $     13,660
  Withdrawals (net of transfers to Separate Accounts)                            (56,931)              (33,603)
    Net cash and cash equivalents used by financing                        --------------        ---------------
     activities                                                                  (11,070)              (19,943)
                                                                           --------------        ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         18,566                14,726

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                                 7,828                17,387
                                                                           --------------        --------------
 End of period                                                              $     26,394          $     32,113
                                                                           ==============        ==============
Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                      $      2,099          $        185
  Intercompany interest                                                              203                   227



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

The unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles and prevailing industry practice requires management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates. Results for the three-months and six-months ended June 30, 1997 and 1996 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K ("1996 Report").


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of New York and the National Association of Insurance Commissioners. Statutory capital and surplus at June 30, 1997 and December 31, 1996, was $59.2 million and $52.9 million, respectively. For the six month periods ended June 30, 1997 and 1996, statutory net income was $5.6 million and $8.0 million, respectively.


NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as available-for-sale and are recorded at fair value. The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with investments classified as available-for-sale. These adjustments are recorded in stockholder's equity and assume that the unrealized gain or loss on available-for-sale securities was realized. These investments primarily support in-force, universal life-type contracts. The following reconciles the net unrealized investment gain recorded in stockholder's equity at June 30, 1997 and December 31, 1996:

                                                1997         1996
                                             ---------    ---------
                                                 (In Thousands)

 Assets:
  Fixed maturity securities                   $ 4,121      $ 4,762
  Equity securities                              (363)       1,884
                                             ---------    --------
                                                3,758        6,646
                                             ---------    --------
 Liabilities:
  Policyholders' account balances               3,633        4,962
  Federal income taxes - deferred                  43          589
                                             ---------    ---------
                                                3,676        5,551
                                             ---------    ---------
 Stockholder's equity:
  Net unrealized gain on
    securities available-for-sale             $    82      $ 1,095
                                             =========    =========

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

Changes in revenues and expenses in most cases are similar for the three month and six month periods. Therefore, the discussion emphasizes the comparison between the six months of 1997 and 1996, with additional information on the three month periods presented where appropriate.

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

Life insurance premium and annuity deposits received in the first six months of 1997 and 1996 were $49.2 million and $16.6 million, respectively. New variable annuity sales increased $27.8 million during 1997, as a result of enhanced sales efforts related to the company's introduction of five new investment options managed by entities not affiliated with Merrill Lynch & Co. and an index fund managed by Merrill Lynch Asset Management, L.P. Management also attributes the increase in variable annuity sales to the generally rising equity markets during the past two and a half years. New variable life sales as measured by premiums increased $2.5 million during the first six months of 1997 as compared to the same period in 1996. Management attributes this increase to Merrill Lynch & Co.'s planning based financial management program for individual investors. The financial plans developed from this program include an analysis of financial needs which may include identification of a need which can be addressed through the purchase of life insurance. The implementation of these plans has, in management's view, contributed to the growth in variable life premiums.


During the first six months of 1997, separate account assets increased $86 million (15%) to $678 million. The increase is attributable to two factors. First, the separate accounts benefited from strong fund performance associated with the generally rising equity markets. During the first six months of 1997, the separate accounts increased $60 million due to price appreciation in the underlying funds supporting the variable products. Second, net cash flow for variable products, during the same period, increased $26 million due to significantly increased sales.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 1997, the Company's assets included $221 million of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of June 30, 1997, approximately $12 million (4.8%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.


Results of Operations

For the six month periods ended June 30, 1997 and 1996, the Company reported net earnings of $5.0 million and $4.1 million, respectively. During the three months ended June 30, 1997 and 1996, the Company reported net earnings of $1.7 million and $2.1 million, respectively.

Net investment income and interest credited to policyholders' account balances for the six months ended June 30, 1997 as compared to the same period in 1996 have declined by approximately $1.1 million and $0.5 million, respectively, resulting in a net decrease in interest spread of $0.6 million. The reductions in net investment income and interest spread are primarily a result of the fourth quarter 1996 stockholder dividend payment and the declining fixed rate contracts in-force. The reduction in interest credited to policyholders' account balances are primarily a result of declining fixed rate contracts in-force.

Net realized investment gains (losses) increased $1.5 million for the six months ended June 30, 1997 as compared to the same period in 1996. The change in realized investment gains is primarily attributable to credit related gains of $2.0 million on the disposition of a single preferred stock investment during the first quarter of 1997, partially offset by credit related reductions to the book value of fixed maturities of $0.4 million during the second quarter of 1997.

Policy charge revenue increased $0.2 million during the current six month period as compared to the same period during 1996. The increase in policy charge revenue is primarily attributable to the increase in policyholders' variable annuity account balances.

Policy benefits decreased $0.9 million from $1.1 million during the first six months of 1996 to $0.2 million during the same period in 1997. The decrease is primarily attributable to one mortality claim for $0.4 million incurred during the first six months of 1996.

Amortization of deferred acquisition costs increased $0.4 million during the current period as compared to the same period during 1996. This increase is primarily attributable to higher gross profits on the Company's variable life product line resulting from the decrease in policy benefits.

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

                                       ML LIFE INSURANCE COMPANY OF NEW YORK

                                         /s/  JOSEPH E. CROWNE, JR.

                                       -----------------------------------------

                                              Joseph E. Crowne, Jr.
                                            Senior Vice President and
                                            Chief Financial Officer

Date: August 13, 1997

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
-------         -----------

  27            Financial Data Schedule