Form 10-Q
period 1997-09-30
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1997-11-14
CIK 862923

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

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
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

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)


ASSETS                                                                 September 30,         December 31,
                                                                           1997                 1996
                                                                      --------------       --------------
INVESTMENTS:
 Fixed maturity securities, at estimated fair value
  (amortized cost:  1997 - $241,121; 1996 - $264,341)                  $    246,731         $    269,103
 Equity securities, at estimated fair value
  (cost:  1997 - $14,523; 1996 - $8,975)                                     13,858               10,859
 Mortgage loans                                                                   -                2,057
 Policy loans on insurance contracts                                         89,300               85,548
                                                                      --------------       --------------
   Total Investments                                                        349,889              367,567

CASH AND CASH EQUIVALENTS                                                    27,728                7,828
ACCRUED INVESTMENT INCOME                                                     7,503                5,952
DEFERRED POLICY ACQUISITION COSTS                                            29,718               29,272
REINSURANCE RECEIVABLES                                                         155                1,065
OTHER ASSETS                                                                  6,082                4,569
SEPARATE ACCOUNTS ASSETS                                                    736,476              591,814
                                                                      --------------       --------------
TOTAL ASSETS                                                           $  1,157,551         $  1,008,067
                                                                      ==============       ==============







See notes to financial statements.                            (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in Thousands, Except Per Share Amounts) (Unaudited)


LIABILITIES AND STOCKHOLDER'S EQUITY                                   September 30,         December 31,
                                                                           1997                 1996
                                                                      --------------       --------------
LIABILITIES:
 POLICY LIABILITIES AND ACCRUALS:
  Policyholders' account balances                                      $    315,258         $    318,567
  Claims and claims settlement expenses                                       1,992                2,572
                                                                      --------------       --------------
   Total policy liabilities and accruals                                    317,250              321,139

 OTHER POLICYHOLDER FUNDS                                                     2,039                1,160
 FEDERAL INCOME TAXES - DEFERRED                                              1,876                  626
 FEDERAL INCOME TAXES - CURRENT                                               1,531                2,099
 AFFILIATED PAYABLES - NET                                                    3,917                5,026
 OTHER LIABILITIES                                                            3,090                1,649
 SEPARATE ACCOUNTS LIABILITIES                                              736,476              591,814
                                                                      --------------       --------------
   Total Liabilities                                                      1,066,179              923,513
                                                                      --------------       --------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
   authorized, issued and outstanding                                         2,200                2,200
 Additional paid-in capital                                                  72,040               72,040
 Retained earnings                                                           17,022                9,219
 Net unrealized gain on investment securities available-for-sale                110                1,095
                                                                      --------------       --------------
  Total Stockholder's Equity                                                 91,372               84,554
                                                                      --------------       --------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $  1,157,551         $  1,008,067
                                                                      ==============       ==============





See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)


                                                                              Nine Months Ended
                                                                                September 30,
                                                                      -------------------------------
                                                                          1997                1996
                                                                      -----------         -----------
REVENUES:
 Investment revenue:
  Net investment income                                                $  19,157           $  20,753
  Net realized investment gains                                            2,119                 622
 Policy charge revenue                                                     9,485               8,850
                                                                      -----------         -----------
   Total Revenues                                                         30,761              30,225
                                                                      -----------         -----------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                     10,690              12,514
 Market value adjustment expense                                             181                 222
 Policy benefits (net of reinsurance recoveries:  1997 - $241;
  1996 - $1,551)                                                             285               1,520
 Reinsurance premium ceded                                                 1,168                 907
 Amortization of deferred policy acquisition costs                         3,205               2,328
 Insurance expenses and taxes                                              3,468               3,509
                                                                      -----------         -----------
   Total Benefits and Expenses                                            18,997              21,000
                                                                      -----------         -----------

   Earnings Before Federal Income Tax Provision                           11,764               9,225

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                   2,182              (1,223)
 Deferred                                                                  1,779               4,235
                                                                      -----------         -----------
   Total Federal Income Tax Provision                                      3,961               3,012
                                                                      -----------         -----------
NET EARNINGS                                                           $   7,803           $   6,213
                                                                      ===========         ===========




See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)


                                                                            Three Months Ended
                                                                                September 30,
                                                                      -------------------------------
                                                                          1997                1996
                                                                      -----------         -----------
REVENUES:
 Investment revenue:
  Net investment income                                                $   6,343           $   6,804
  Net realized investment gains                                               15                  45
 Policy charge revenue                                                     3,350               3,139
                                                                      -----------         -----------
   Total Revenues                                                          9,708               9,988
                                                                      -----------         -----------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                      2,838               4,126
 Market value adjustment expense                                              89                 222
 Policy benefits (net of reinsurance recoveries:  1997 - $167;
  1996 - $886)                                                                94                 427
 Reinsurance premium ceded                                                   402                 342
 Amortization of deferred policy acquisition costs                         1,033                 530
 Insurance expenses and taxes                                                964               1,172
                                                                      -----------         -----------
   Total Benefits and Expenses                                             5,420               6,819
                                                                      -----------         -----------

   Earnings Before Federal Income Tax Provision                            4,288               3,169

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                   1,531                 750
 Deferred                                                                    (34)                336
                                                                      -----------         -----------
   Total Federal Income Tax Provision                                      1,497               1,086
                                                                      -----------         -----------
NET EARNINGS                                                           $   2,791           $   2,083
                                                                      ===========         ===========




See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                                                    Net
                                                               Additional                        unrealized          Total
                                               Common           paid-in          Retained        investment       stockholder's
                                                stock           capital          earnings        gain (loss)         equity
                                            -------------   ---------------    ------------    --------------    ---------------
BALANCE, JANUARY 1, 1995                     $     2,200     $      83,006      $   24,034      $      1,539      $     110,779

 Dividend to Parent                                                (10,966)        (24,034)                             (35,000)

 Net earnings                                                                        9,219                                9,219

 Net unrealized investment loss                                                                         (444)              (444)
                                            -------------   ---------------    ------------    --------------    ---------------
BALANCE, DECEMBER 31, 1996                         2,200            72,040           9,219             1,095             84,554

 Net earnings                                                                        7,803                                7,803

 Net unrealized investment loss                                                                         (985)              (985)
                                            -------------   ---------------    ------------    --------------    ---------------
BALANCE, SEPTEMBER 30, 1997                  $     2,200     $      72,040      $   17,022      $        110      $      91,372
                                            =============   ===============    ============    ==============    ===============








See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                      ---------------------------------
                                                                          1997                 1996
                                                                      ------------         ------------
OPERATING ACTIVITIES:
 Net earnings                                                          $    7,803           $    6,213
  Adjustments to reconcile net earnings to net cash and
    cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                        3,205                2,328
   Capitalization of policy acquisition costs                              (3,651)              (1,537)
   Amortization, (accretion) and depreciation of investments                 (100)                   3
   Net realized investment gains                                           (2,119)                (622)
   Interest credited to policyholders' account balances                    10,690               12,514
   Provision for deferred Federal income tax                                1,779                4,235
   Changes in operating assets and liabilities:
    Accrued investment income                                              (1,551)              (1,125)
    Claims and claims settlement expenses                                    (580)               2,788
    Federal income taxes - current                                           (568)              (2,002)
    Other policyholder funds                                                  879                1,002
    Affiliates payables - net                                              (1,109)                 946
   Policy loans on insurance contracts                                     (3,752)              (3,107)
   Other - net                                                                838               (3,024)
                                                                      ------------         ------------
  Net cash and cash equivalents provided by operating activities           11,764               18,612
                                                                      ------------         ------------
INVESTING ACTIVITIES:
 Sales of available-for-sale securities                                    62,413               89,284
 Maturities of available-for-sale securities                               37,625               26,481
 Purchases of available-for-sale securities                               (80,147)             (95,431)
 Mortgage loans principal payments received                                 2,057                    -
                                                                      ------------         ------------
  Net cash and cash equivalents provided by investing activities           21,948               20,334
                                                                      ------------         ------------








See notes to financial statements.                            (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in Thousands) (Unaudited)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                      ---------------------------------
                                                                          1997                 1996
                                                                      -----------          ------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                             $  75,813            $   22,984
  Withdrawals (net of transfers to Separate Accounts)                    (89,625)              (47,524)
                                                                      -----------          ------------
    Net cash and cash equivalents used by financing activities           (13,812)              (24,540)
                                                                      -----------          ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 19,900                14,406

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                         7,828                17,387
                                                                      -----------          ------------
 End of period                                                         $  27,728            $   31,793
                                                                      ===========          ============
Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                 $   2,749            $      779
  Intercompany interest                                                      322                   333






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

The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles and prevailing industry practice requires management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates. Results for the three months and nine months ended September 30, 1997 and 1996 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K ("1996 Report").


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of New York and the National Association of Insurance Commissioners. Statutory capital and surplus at September 30, 1997 and December 31, 1996, was $61.5 million and $52.9 million, respectively. For the nine month periods ended September 30, 1997 and 1996, statutory net income was $8.6 million and $10.0 million, respectively.


NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as available-for-sale and are recorded at fair value. The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with investments classified as available-for-sale. These adjustments are recorded in stockholder's equity and assume that the unrealized gain or loss on available-for-sale securities was realized. These investments primarily support in-force, universal life-type contracts. The following reconciles the net unrealized investment gain recorded in stockholder's equity at September 30, 1997 and December 31, 1996:

                                        September 30,     December 31,
                                           1997              1996
                                       --------------    -------------
                                                (In Thousands)

 Assets:
  Fixed maturity securities             $      5,610      $     4,762
  Equity securities                             (665)           1,884
                                       --------------    -------------
                                               4,945            6,646
                                       --------------    -------------
 Liabilities:
 Policyholders' account balances               4,775            4,962
  Federal income taxes - deferred                 60              589
                                       --------------    -------------
                                               4,835            5,551
                                       --------------    -------------
 Stockholder's equity:
  Net unrealized gain on investment
  securities available-for-sale         $         110      $    1,095
                                       ===============    ============


Item 2  Management's Narrative Analysis of the Results of
Operations


This Management's Narrative Analysis of the Results of Operations should be read in conjunction with the accompanying financial statements and notes thereto, in addition to the 1996 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1996 Report.

Changes in revenues and expenses in most cases are similar for the three month and nine month periods. Therefore, the discussion emphasizes the comparison between the nine months of 1997 and 1996, with additional information on the three month periods presented where appropriate.

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

Life insurance premium and annuity deposits received in the first nine months of 1997 and 1996 were $81.3 million and $27.0 million, respectively. New variable annuity sales increased $48.5 million (or 319%) during 1997, as a result of enhanced sales efforts related to the company's introduction of five new investment options managed by entities not affiliated with Merrill Lynch & Co. and an index fund managed by Merrill Lynch Asset Management, L.P. Management also attributes the increase in variable annuity sales to the generally rising equity markets during the past two and a half years. New variable life sales as measured by premiums increased $3.3 million (or 67%) during the first nine months of 1997 as compared to the same period in 1996. Management attributes this increase to Merrill Lynch & Co.'s planning based financial management program for individual investors. The financial plans developed from this program include an analysis of financial needs which may include identification of a need which can be addressed through the purchase of life insurance. The implementation of these plans has, in management's view, contributed to the growth in variable life premiums.

During the first nine months of 1997, separate account assets increased $145 million (or 24%) to $736 million. The increase is attributable to two factors. First, the separate accounts benefited from strong underlying fund performance associated with the generally rising equity markets. During the first nine months of 1997, the separate accounts increased $100 million due to price appreciation in the underlying funds supporting the variable products. Second, net cash inflow to the variable products contributed $45 million to the growth in separate account assets.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 1997, the Company's assets included $215 million of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of September 30, 1997, approximately $14.7 million (or 6.0%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.


Results of Operations

For the nine month periods ended September 30, 1997 and 1996, the Company reported net earnings of $7.8 million and $6.2 million, respectively. During the three months ended September 30, 1997 and 1996, the Company reported net earnings of $2.8 million and $2.1 million, respectively.

Net investment income and interest credited to policyholders' account balances for the nine months ended September 30, 1997 as compared to the same period in 1996 have declined by approximately $1.6 million and $1.8 million, respectively, resulting in a net increase in interest spread of $0.2 million. The reduction in net investment income is primarily a result of the fourth quarter 1996 stockholder dividend payment and the declining fixed rate contracts in-force. The reduction in interest credited to policyholders' account balances are primarily a result of declining fixed rate contracts in-force. Additionally, certain policyholder reserves were determined to be in excess of amounts required, resulting in a $1.0 million reduction to policyholders' account balances during the third quarter of 1997.

Net realized investment gains increased $1.5 million for the nine months ended September 30, 1997 as compared to the same period in 1996. The change in realized investment gains is primarily attributable to credit related gains of $2.0 million on the disposition of a single preferred stock investment during the first quarter of 1997, partially offset by credit related reductions to the book value of a fixed maturity security of $0.9 million during the second and third quarters of 1997.

Policy charge revenue increased $0.6 million (or 7%) during the current nine month period as compared to the same period during 1996. The increase in policy charge revenue is primarily attributable to the increase in policyholders' variable account balances. Asset based charges increased $0.8 million (or 21%) consistent with the growth in the separate account assets. Non-asset based charges decreased $0.2 million (or -4%) primarily due to the increase in the number of inforce in variable life policies reaching the end of their deferred premium load collection period.

Policy benefits decreased $1.2 million, primarily as a result of five large claims incurred during the first nine months of 1996. Each of these five claims exceeded $0.1 million and totaled $0.8 million in aggregate. No single death claim was greater than $0.1 million during 1997.

Amortization of deferred acquisition costs increased $0.9 million during the current period as compared to the same period during 1996. This increase is primarily attributable to higher gross profits on the Company's variable life product line resulting from the decrease in policy benefits.

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

Date: November 13, 1997

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
-------         -----------

  27            Financial Data Schedule