Form 10-K405
period 1997-12-31
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1998-03-30
CIK 862923

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

                                (212) 602-8250
                -----------------------------------------------
                (Registrant's telephone no. including area code)

                 Securities registered pursuant to Section 12(b) or 12(g) of the Act: None

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X     No
                                                               ------     -----

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

                                                        Common 220,000
                                                              ------------

                 REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I

Item 1.  Business.

                 The Registrant is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"), a corporation whose common stock is traded on the New York Stock Exchange. The Registrant is a stock life insurance company organized under the laws of the State of New York on November 28, 1973. The Registrant (originally named "Agway Life Insurance Company") was purchased by The Equitable Life Assurance Society of the United States ("The Equitable") for $9.5 million on May 21, 1986 and renamed Royal Tandem Life Insurance Company. On September 11, 1991, Royal Tandem Life Insurance Company changed its name to ML Life Insurance Company of New York.

                 Prior to 1987, the Registrant was engaged in the business of issuing non-participating whole life and term life insurance contracts. During 1987, the Registrant entered into various agreements with Monitor Life Insurance Company of New York ("Monitor") whereby Monitor initially coinsured and administered, effective March 5, 1987, and then ultimately assumed, effective July 31, 1987, the Registrant's ordinary non-participating individual life insurance and annuity business.

                 On July 31, 1987, The Equitable sold 25% of its common stock interest in the Registrant to Merrill Lynch for approximately $3 million. Immediately following the sale, The Equitable and Merrill Lynch simultaneously contributed their respective interests in the common stock of the Registrant to the capital of Tandem Financial Group, Inc. ("TFG"). On October 11, 1989, Merrill Lynch purchased all of the shares of capital stock of TFG owned by The Equitable for $86.3 million, and TFG became a wholly owned subsidiary of Merrill Lynch. On September 6, 1990, TFG changed its name to Merrill Lynch Insurance Group, Inc. ("MLIG"). The Registrant and its affiliate Merrill
Lynch Life Insurance Company ("Merrill Lynch Life") are direct wholly owned subsidiaries of MLIG.

                 On November 14, 1990, the Registrant and Tandem Insurance Group, Inc. ("Tandem Insurance," a life insurance company now merged with and into Merrill Lynch Life) entered into an indemnity reinsurance and assumption agreement. Pursuant to this agreement, on December 31, 1990, the Registrant and Tandem Insurance reinsured on a 100% indemnity basis all variable life insurance policies (the "reinsured policies") issued by Monarch Life Insurance Company ("Monarch Life") and sold through affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"). As a result, the Registrant became obligated to reimburse Monarch Life for its net amount at risk with regard to the reinsured policies. In connection with the indemnity reinsurance, assets of approximately $65 million supporting general account reserves were transferred from Monarch Life to the Registrant.

                 On various dates through April 22, 1991, the Registrant and Tandem Insurance assumed the reinsured policies wherever permitted by appropriate regulatory authorities, replacing Monarch Life. In connection with the assumption, assets and reserves associated with the reinsured policies of approximately $290 million were transferred to the Registrant, of which approximately $261 million was held in the ML of New York Variable Life Separate Account. The aggregate face amount of the reinsured policies assumed by the Registrant was approximately $700 million.

                 Information pertaining to contract owner deposits, contract owner account balances, and capital contributions can be found in the Registrant's financial statements which are contained herein.

                 The Registrant is currently licensed to conduct life insurance and annuity business in 9 states. It currently sells its annuity products and variable life insurance products only in the state of New York. During 1997, premium payments for annuity and life insurance products were made principally in New York (88%, as measured by total contract owner deposits).

                 The Registrant's life insurance and annuity products are sold only by licensed agents through Merrill Lynch Life Agency, Inc.("MLLA") which is a wholly owned subsidiary of MLPF&S, pursuant to a general agency agreement by and between the Registrant and MLLA. Sales are made by career life insurance agents whose sole responsibility is the sale and servicing of insurance, and by Financial Consultants of MLPF&S who are also licensed as insurance agents. At December 31, 1997, approximately 1,765 agents of MLLA were authorized to act for the Registrant.

Item 2.  Properties.

                 The Registrant's principal office is located at 100 Church Street, 11th Floor, New York, New York, where all of the Registrant's records are maintained. This office space is leased from MLPF&S. In addition, personnel performing services for the Registrant pursuant to its Management Services Agreement operate in MLIG office space. Merrill Lynch Insurance Group Services, Inc. ("MLIGS"), an affiliate of MLIG owns office space in Jacksonville, Florida. MLIGS also leases certain office space in Springfield, Massachusetts from Picknelly Family Limited Partnership. MLIG occupies certain office space in Plainsboro, New Jersey through Merrill Lynch. An allocable share of the cost of each of these premises is paid by the Registrant through the service agreement with MLIG.

Item 3.  Legal Proceedings.

                 There is no material pending litigation to which the Registrant is a party or of which any of its property is the subject, and there are no legal proceedings contemplated by any governmental authorities against the Registrant of which it has any knowledge.

Item 4.  Submission of Matters to a Vote of Security Holders.

                 Information called for by this item is omitted pursuant to General Instruction I. of Form 10-K.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

         (a) The Registrant is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"), which is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. MLIG is the sole record holder of Registrant's shares. Therefore, there is no public trading market for Registrant's common stock.

                 On December 12, 1997, the Registrant paid a $15,000,000 dividend to MLIG. On November 25, 1996, the Registrant paid a

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

         (b)     Not applicable.

Item 6.  Selected Financial Data.

                 Information called for by this item is omitted pursuant to General Instruction I. of Form 10-K.

Item 7.  Management's Narrative Analysis of Results of
         Operations.

Results of Operations

                 The Registrant's gross earnings are principally derived from two sources: (i) the net income from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as spread, and (ii) the charges imposed on variable life insurance and variable annuity contracts. The costs associated with acquiring contract owner deposits are amortized over the period in which the Registrant anticipates holding those funds. In addition, the Registrant incurs expenses associated with the maintenance of in-force contracts.

1997 compared to 1996

                 The Registrant recorded net earnings of $9.7 million and $9.2 million for 1997 and 1996, respectively.

                 Net investment income and interest credited to policyholders' account balances for 1997 as compared to 1996 both declined by approximately $2 million. The reduction in net investment income is primarily attributable to the reduction in fixed rate contracts in-force and stockholder dividend payments. The decrease in interest credited to policyholders' account balances is primarily attributable to the reduction in fixed rate contracts in-force. Additionally, during 1997, certain policyholder reserves were determined to be in excess of amounts required, resulting in a $1 million reduction to interest credited.

                 Net realized investment gains were $1.9 million and $2.2 million during 1997 and 1996, respectively. The decrease is primarily due to credit related losses on fixed maturity investments during 1997.

                 Policy charge revenue increased $1.1 million (or 9%) during the current year as compared to 1996. The increase in policy charge revenue is primarily attributable to the increase in policyholders' variable account balances. Asset based charges increased $1.3 million (or 23%) consistent with the growth in the separate account assets. Non-asset based charges decreased $0.2 million during 1997 as compared to 1996 primarily due to an increase in the number of in-force variable life policies reaching the end of their deferred policy load collection period.

                 The decrease in policy benefits of $0.5 million during 1997 as compared to 1996 is attributable to favorable mortality experienced during 1997.

                 Reinsurance premium ceded increased $0.3 million to $1.6 million during 1997. This increase is attributable to the combined effect of the increasing age of policyholders and increased insurance in-force resulting from the strong equity markets.

Other Comprehensive Income

                 The Registrant recorded a $1.5 million decrease in other comprehensive income during 1997 as compared to a $0.5 million decrease during 1996.

                 Other comprehensive income is impacted by the change in net unrealized holding gains (losses) on investment securities and the related adjustments to deferred policy acquisition costs, policyholders' liabilities and deferred income taxes. Generally, the most significant factor that impacts net unrealized holding gains (losses) on investment securities is changes in interest rates. At December 31, 1997, interest rates had decreased by approximately 56 basis points from December 31, 1996 resulting in a $0.2 million increase in net unrealized holding gains. However, offsetting this gain was the $2.4 million reversal of prior year unrealized gains resulting from the disposition of a single preferred stock investment during 1997. At December 31, 1996, interest rates had increased by approximately 79 basis points from December 31, 1995. Net unrealized holding gains (losses) have an inverse relationship to changes in interest rates.

Segment Information

     The Registrant's operations consist of one business segment, which is the sale of life insurance and annuity products. The Registrant is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 1997.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements of Registrant are set forth in Part IV hereof and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          Not applicable.

                                   PART III

          Information called for by items 10 through 13 of this part is omitted pursuant to General Instruction I. of Form 10-K.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Financial Statements and Exhibits.

          (1) The following financial statements of the Registrant are filed as part of this report:

                 a.       Independent Auditors' Report dated February 23, 1998.

                 b.       Balance Sheets at December 31, 1997 and 1996.

                 c. Statements of Earnings for the Years Ended December 31, 1997, 1996 and 1995.

                 d. Statements of Comprehensive Income for the Years Ended December 31, 1997, 1996 and 1995.

                 e. Statements of Stockholder's Equity for the Years Ended December 31, 1997, 1996 and 1995.

                 f. Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

                 g. Notes to Financial Statements for the Years Ended December 31, 1997, 1996 and 1995.

                 (2)      Not applicable.

                 (3) The following exhibits are filed as part of this report as indicated below:

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

                 4.6 IRA Endorsement, 1MLNY009 (Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994).

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

                 24.11 Power of attorney of Anthony J. Vespa. (Incorporated by reference to Exhibit 24(n) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

                 24.12 Power of attorney of Gail R. Farkas. (Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 5 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 26, 1996.)

                 24.13 Power of attorney of Stanley C. Peterson is filed herewith.

                 27.1       Financial Data Schedule is filed herewith.


         (b)  Reports on Form 8-K.

              No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1997.

                         INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . .

Balance Sheets at December 31, 1997 and 1996  . . . . . . . . . . . . . . . . .

Statements of Earnings for the Years Ended December 31,
  1997, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Statements of Comprehensive Income for the Years Ended December 31, 1997, 1996
  and 1995    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Statements of Stockholder's Equity for the Years Ended
  December 31, 1997, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . .

Statements of Cash Flows for the Years Ended December 31,
  1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Notes to Financial Statements for the Years Ended
  December 31, 1997, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . .

INDEPENDENT AUDITORS' REPORT


The Board of Directors of
ML Life Insurance Company of New York:

We have audited the accompanying balance sheets of ML Life Insurance Company of New York (the "Company"), a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc., as of December 31, 1997 and 1996, and the related statements of earnings, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



February 23, 1998



ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 1997 AND 1996
(Dollars in Thousands)


                                                                         1997                  1996
                                                                    --------------        --------------
ASSETS
------
INVESTMENTS:
 Fixed maturity securities, at estimated fair value
   (amortized cost: 1997 - $250,695; 1996 - $264,341)                $    255,958          $    269,103
 Equity securities, at estimated fair value
   (cost: 1997 - $5,830; 1996 - $8,975)                                     5,029                10,859
 Mortgage loans                                                                 -                 2,057
 Policy loans on insurance contracts                                       88,163                85,548
                                                                    --------------        --------------
   Total Investments                                                      349,150               367,567
                                                                    --------------        --------------


CASH AND CASH EQUIVALENTS                                                  10,063                 7,828
ACCRUED INVESTMENT INCOME                                                   5,416                 5,952
DEFERRED POLICY ACQUISITION COSTS                                          30,406                29,272
REINSURANCE RECEIVABLES                                                       429                 1,065
OTHER ASSETS                                                                3,405                 4,569
SEPARATE ACCOUNTS ASSETS                                                  739,712               591,814
                                                                    --------------        --------------

TOTAL ASSETS                                                         $  1,138,581          $  1,008,067
                                                                    ==============        ==============

See notes to financial statements.




                                                                         1997                  1996
                                                                    --------------        --------------
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
LIABILITIES:
 POLICY LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                   $    307,333          $    318,567
   Claims and claims settlement expenses                                    2,007                 2,572
                                                                    --------------        --------------
          Total policy liabilities and accruals                           309,340               321,139

 OTHER POLICYHOLDER FUNDS                                                   1,941                 1,160
 FEDERAL INCOME TAXES - DEFERRED                                            1,905                   626
 FEDERAL INCOME TAXES - CURRENT                                             2,255                 2,099
 AFFILIATED PAYABLES - NET                                                  3,492                 5,026
 OTHER LIABILITIES                                                          2,155                 1,649
 SEPARATE ACCOUNTS LIABILITIES                                            739,712               591,814
                                                                    --------------        --------------
          Total Liabilities                                             1,060,800               923,513
                                                                    --------------        --------------

STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
   authorized, issued and outstanding                                       2,200                 2,200
 Additional paid-in capital                                                66,259                72,040
 Retained earnings                                                          9,692                 9,219
 Accumulated other comprehensive income                                      (370)                1,095
                                                                    --------------        --------------
          Total Stockholder's Equity                                       77,781                84,554
                                                                    --------------        --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $  1,138,581          $  1,008,067
                                                                    ==============        ==============





ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(Dollars in Thousands)



                                                                         1997                  1996                  1995
                                                                    --------------        --------------        --------------
REVENUES:
 Investment revenue:
   Net investment income                                             $     25,465          $     27,520          $     29,819
   Net realized investment gains (losses)                                   1,947                 2,169                  (265)
 Policy charge revenue                                                     13,064                11,959                10,864
                                                                    --------------        --------------        --------------
        Total Revenues                                                     40,476                41,648                40,418
                                                                    --------------        --------------        --------------

BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                      14,532                16,586                17,375
 Market value adjustment expense                                              232                   301                   238
 Policy benefits (net of reinsurance recoveries: 1997 - $690
   1996 - $1,584; 1995 - $917)                                                781                 1,311                   528
 Reinsurance premium ceded                                                  1,584                 1,262                 1,227
 Amortization of deferred policy acquisition costs                          4,119                 3,784                 1,300
 Insurance expenses and taxes                                               4,563                 4,595                 4,508
                                                                    --------------        --------------        --------------

        Total Benefits and Expenses                                        25,811                27,839                25,176
                                                                    --------------        --------------        --------------

        Earnings Before Federal Income Tax Provision                       14,665                13,809                15,242
	                                                            --------------        --------------        --------------

FEDERAL INCOME TAX PROVISION:
 Current                                                                    2,905                   102                 1,692
 Deferred                                                                   2,068                 4,488                 3,486
                                                                    --------------        --------------        --------------

        Total Federal Income Tax Provision                                  4,973                 4,590                 5,178
                                                                    --------------        --------------        --------------

NET EARNINGS                                                         $      9,692          $      9,219          $     10,064
                                                                    ==============        ==============        ==============


See notes to financial statements.


ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(Dollars in Thousands)


                                                                         1997                  1996                  1995
                                                                    --------------        --------------        --------------
NET EARNINGS                                                         $      9,692          $      9,219          $     10,064
                                                                    --------------        --------------        --------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:

 Net unrealized gains (losses) on investment securities:
   Net unrealized holding gains (losses) arising during the period           (413)               (4,206)               23,575
   Reclassification adjustment for gains included in net earnings          (1,771)               (1,858)                  294
                                                                    --------------        --------------        --------------

   Net unrealized gains (losses) on investment securities                  (2,184)               (6,064)               23,869

   Adjustments for:
              Policyholder liabilities                                        (70)                5,380               (13,149)
              Deferred policy acquisition costs                                 -                     -                (3,177)

 Income tax (expense) benefit related to items of
  other comprehensive income                                                  789                   240                (2,641)
                                                                    --------------        --------------        --------------
 Other comprehensive income, net of tax                                    (1,465)                 (444)                4,902
                                                                    --------------        --------------        --------------

COMPREHENSIVE INCOME                                                 $      8,227          $      8,775          $     14,966
                                                                    ==============        ==============        ==============




See notes to financial statements.


ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(Dollars in Thousands)


                                                                                                    Accumulated
                                                                 Additional                            Other              Total
                                                 Common           paid-in           Retained       Comprehensive      stockholder's
                                                 stock            capital           earnings           Income             equity
                                             -------------     -------------     -------------     -------------      -------------
BALANCE, JANUARY 1, 1995                      $     2,200       $    83,006       $    13,970       $    (3,363)       $    95,813

 Net earnings                                                                          10,064                               10,064
 Other comprehensive income, net of tax                                                                   4,902              4,902
                                             -------------     -------------     -------------     -------------      -------------

BALANCE, DECEMBER 31, 1995                          2,200            83,006            24,034             1,539            110,779

 Dividend to Parent                                                 (10,966)          (24,034)                             (35,000)
 Net earnings                                                                           9,219                                9,219
 Other comprehensive income, net of tax                                                                    (444)              (444)
                                             -------------     -------------     -------------     -------------      -------------

BALANCE, DECEMBER 31, 1996                          2,200            72,040             9,219             1,095             84,554

 Dividend to Parent                                                  (5,781)           (9,219)                             (15,000)
 Net earnings                                                                           9,692                                9,692
 Other comprehensive income, net of tax                                                                  (1,465)            (1,465)
                                             -------------     -------------     -------------     -------------      -------------

BALANCE, DECEMBER 31, 1997                    $     2,200       $    66,259       $     9,692       $      (370)       $    77,781
                                             =============     =============     =============     =============      =============




See notes to financial statements.


ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(Dollars in Thousands)


                                                                         1997                  1996                  1995
                                                                    --------------        --------------        --------------
OPERATING ACTIVITIES:
   Net earnings                                                      $      9,692          $      9,219          $     10,064
     Adjustments to reconcile net earnings to net cash and
     cash equivalents provided (used) by operating activities:
    Amortization of deferred policy acquisition costs                       4,119                 3,784                 1,300
    Capitalization of policy acquisition costs                             (5,253)               (2,134)               (4,368)
    Amortization, (accretion) and depreciation of investments                (239)                    1                  (434)
    Net realized investment (gains) losses                                 (1,947)               (2,169)                  265
    Interest credited to policyholders' account balances                   14,532                16,586                17,375
    Provision for deferred Federal income tax                               2,068                 4,488                 3,486
    Changes in operating assets and liabilities:
     Accrued investment income                                                536                   651                   751
     Claims and claims settlement expenses                                   (565)                 (329)               (1,413)
     Federal income taxes - current                                           156                 1,914                    15
     Other policyholder funds                                                 781                   421                  (793)
     Affiliated payable - net                                              (1,534)                  964                  (180)
    Policy loans on insurance contracts                                    (2,615)               (3,475)               (4,246)
    Other, net                                                              2,306                (3,951)                1,723
                                                                    --------------        --------------        --------------

    Net cash and cash equivalents provided
      by operating activities                                              22,037                25,970                23,545
                                                                    --------------        --------------        --------------
INVESTING ACTIVITIES:
  Sales of available-for-sale securities                                   88,882               155,645                68,736
  Maturities of available-for-sale securities                              51,060                34,455                38,420
  Purchases of available-for-sale securities                             (120,965)             (162,828)             (103,568)
  Mortgage loans principal payments received                                2,057                 1,975                     -
  Sales of mortgage loans                                                       -                     -                 3,608
                                                                    --------------        --------------        --------------
       Net cash and cash equivalents provided
         by investing activities                                           21,034                29,247                 7,196
                                                                    --------------        --------------        --------------



See notes to financial statements.                                   (Continued)


ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(Continued) (Dollars In Thousands)

                                                                         1997                  1996                  1995
                                                                    --------------        --------------        --------------
FINANCING ACTIVITIES:
   Dividends paid to parent                                          $    (15,000)         $    (35,000)         $          -
   Policyholders' account balances:
      Deposits                                                            106,983                32,158                43,191
      Withdrawals (including transfers to/from Separate Accounts)        (132,819)              (61,934)              (77,460)
                                                                    --------------        --------------        --------------

         Net cash and cash equivalents used
          by financing activities                                         (40,836)              (64,776)              (34,269)
                                                                    --------------        --------------        --------------

NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       2,235                (9,559)               (3,528)

CASH AND CASH EQUIVALENTS:
Beginning of year                                                           7,828                17,387                20,915
                                                                    --------------        --------------        --------------

End of year                                                          $     10,063          $      7,828          $     17,387
                                                                    ==============        ==============        ==============

Supplementary Disclosure of Cash Flow Information:
  Cash paid to (received from) affiliates for:
   Federal income taxes                                              $      2,749          $     (1,812)         $      1,677
   Interest                                                                   494                   440                   447


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

The Company sells non-participating life insurance and annuity products which comprise one business segment. The primary products that the Company currently markets are variable life insurance, variable annuities, market value adjusted annuities, and immediate annuities. The Company is licensed to sell insurance in nine states; however, it currently limits its marketing activities to the State of New York. The Company markets its products solely through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated ("MLPF&S"), a wholly-owned broker-dealer subsidiary of Merrill Lynch & Co.

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

Policyholders' Account Balances: Liabilities for the
Company's universal life type contracts, including its life insurance and annuity products, are equal to the full accumulation value of such contracts as of the valuation date plus deficiency reserves for certain products. Interest-crediting rates for the Company's fixed-rate products are as follows:

 Interest-sensitive life products           4.00% -  5.30%
 Interest-sensitive deferred annuities      3.65% -  8.23%
 Immediate annuities                        3.00% - 10.00%

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $202 that can be drawn upon for delinquent reinsurance recoverables.

As of December 31, 1997, the Company had life insurance inforce that was ceded to other life insurance companies of $154,754.

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

                            1997             1996             1995
                        -----------      -----------      -----------
Beginning balance        $  17,151        $  17,654        $  14,923
Capitalized amounts            577              577            1,553
Interest accrued             1,651            1,566            2,138
Amortization                (2,829)          (2,646)            (960)
                        -----------      -----------      -----------
Ending balance           $  16,550        $  17,151        $  17,654
                        ===========      ===========      ===========

The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. The amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

                        1998  1,228
                        1999  1,105
                        2000    994
                        2001    895
                        2002    805

Investments: The Company's investments in fixed maturity and equity securities are classified as available-for-sale securities, which are carried at estimated fair value with unrealized gains and losses included in stockholder's equity, net of tax. If a decline in value of a security is determined by management to be other-than-temporary, the carrying value is adjusted to the estimated fair value at the date of this determination and recorded as net realized investment gains (losses).

For fixed maturity securities, premiums are amortized to the earlier of the call or maturity date, discounts are accreted to the maturity date, and interest income is accrued daily. For equity securities, dividends are recognized on the ex-dividend date. Realized gains and losses on the sale or maturity of the investments are determined on the basis of specific identification.

Certain fixed maturity securities are considered non-investment grade. The Company defines non-investment grade fixed maturity securities as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's (or similar rating agency) BBB- or higher.

As of December 31, 1997, the Company has no mortgage loans outstanding. Mortgage loans were stated at unpaid principal balances, net of valuation allowances. Such valuation allowances were based on the decline in value expected to be realized on mortgage loans that may not be collectible in full. In establishing valuation allowances, management considered, among other things, the estimated fair value of the underlying collateral.

The Company recognized income from mortgage loans based on the cash payment interest rate of the loan, which may be different from the accrual interest rate of the loan for certain outstanding mortgage loans. The Company recognized a realized gain at the date of the satisfaction of the loan at contractual terms for loans where there was a difference between the cash payment interest rate and the accrual interest rate. For all loans, the Company stopped accruing income when an interest payment default either occurred or was probable. Impairments of mortgage loans were established as valuation allowances and recorded to net realized investment gains or losses.

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

Statements of Comprehensive Income: During 1997, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 defines comprehensive income as all non-owner changes in equity during a period. Comprehensive income is reported in the Statements of Comprehensive Income included in the financial statements for the years ended December 31, 1997, 1996 and 1995.

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


NOTE 2.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments are carried at fair value or amounts that approximate fair value. The carrying value of financial instruments as of December 31 were:

                                                     1997              1996
                                                --------------   --------------
  Assets:
   Fixed maturity securities (1)                 $    255,958     $    269,103
   Equity securities (1)                                5,029           10,859
   Mortgage loans (2)                                       -            2,057
   Policy loans on insurance contracts (3)             88,163           85,548
   Cash and cash equivalents (4)                       10,063            7,828
   Separate Accounts assets (5)                       739,712          591,814
                                                --------------   --------------

 Total financial instruments recorded as assets  $  1,098,925     $    967,209
                                                ==============   ==============

 (1) For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company has determined an estimated fair value using a discounted cash flow model, including provision for credit risk, based upon the assumption that such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December
      31, 1997 and 1996, securities without a readily ascertainable market value, having an amortized cost of $47,064 and $55,323, had an estimated fair value of $48,188 and $57,018, respectively.

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

NOTE 3:   INVESTMENTS

The amortized cost and estimated fair value of investments in fixed maturity and equity securities as of December 31 were:

                                                                            1997
                                             -------------------------------------------------------------------
                                                 Cost /            Gross             Gross           Estimated
                                               Amortized         Unrealized        Unrealized          Fair
                                                 Cost              Gains             Losses            Value
                                             -------------     -------------     -------------     -------------
  Fixed maturity securities:
   Corporate debt securities                  $   198,266       $     4,595       $       777       $   202,084
   Mortgage-backed securities                      34,726             1,135                 5            35,856
   U.S. government and agencies                    13,593               268                11            13,850
   Municipals                                       2,090                90                 -             2,180
   Foreign governments                              2,020                 -                32             1,988
                                             -------------     -------------     -------------     -------------

    Total fixed maturity securities           $   250,695       $     6,088       $       825       $   255,958
                                             =============     =============     =============     =============

  Equity securities:
   Non-redeemable preferred stocks            $     4,507       $         -       $        34       $     4,473
   Common stocks                                    1,323                 -               767               556
                                             -------------     -------------     -------------     -------------

      Total equity securities                 $     5,830       $         -       $       801       $     5,029
                                             =============     =============     =============     =============

                                                                            1996
                                             -------------------------------------------------------------------
                                                 Cost /            Gross             Gross           Estimated
                                               Amortized         Unrealized        Unrealized          Fair
                                                 Cost              Gains             Losses            Value
                                             -------------     -------------     -------------     -------------
 Fixed maturity securities:
  Corporate debt securities                   $   212,290       $     4,743       $       556       $   216,477
  Mortgage-backed securities                       46,204               827               383            46,648
  U.S. government and agencies                        830               230                 -             1,060
  Foreign governments                               5,017                10               109             4,918
                                             -------------     -------------     -------------     -------------

   Total fixed maturity securities            $   264,341       $     5,810       $     1,048       $   269,103
                                             =============     =============     =============     =============

 Equity securities:
  Non-redeemable preferred stocks             $     7,237       $     2,429       $        38       $     9,628
  Common stocks                                     1,738               260               767             1,231
                                             -------------     -------------     -------------     -------------

     Total equity securities                  $     8,975       $     2,689       $       805       $    10,859
                                             =============     =============     =============     =============


The amortized cost and estimated fair value of fixed maturity securities at December 31, 1997 by contractual maturity were:


                                                               Estimated
                                              Amortized          Fair
                                                 Cost            Value
                                             -----------      -----------
 Fixed maturity securities:
 Due in one year or less                      $  33,356        $  33,722
 Due after one year through five years          113,217          115,861
 Due after five years through ten years          51,746           52,536
 Due after ten years                             17,650           17,983
                                             -----------      -----------
                                                215,969          220,102
 Mortgage-backed securities                      34,726           35,856
                                             -----------      -----------

   Total fixed maturity securities            $ 250,695        $ 255,958
                                             ===========      ===========

Fixed maturity securities not due at a single maturity date have been included in the preceding table in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 1997 by rating agency equivalent were:

                                                     Estimated
                                     Amortized         Fair
                                       Cost            Value
                                    -----------     -----------
 AAA                                 $  76,429       $  78,021
 AA                                     18,804          19,191
 A                                      74,572          75,612
 BBB                                    70,762          73,204
 Non-investment grade                   10,128           9,930
                                    -----------     -----------

   Total fixed maturity securities   $ 250,695       $ 255,958
                                    ===========     ===========

The Company has recorded certain adjustments to deferred policy acquisition costs and policyholders' account balances in conjunction with investments classified as available-for-sale. The Company adjusts those assets and liabilities as if the unrealized investment gains or losses from securities classified as available-for-sale had actually been realized, with corresponding credits or charges reported directly to shareholder's equity. The following reconciles the net unrealized investment gain (loss) on investment securities classified as available-for-sale as of December 31:

                                                 1997            1996
                                             -----------     -----------
 Assets:
  Fixed maturity securities                   $   5,263       $   4,762
  Equity securities                                (801)          1,884
                                             -----------     -----------
                                                  4,462           6,646
                                             -----------     -----------

 Liabilities:
  Policyholders' account balances                 5,032           4,962
  Federal income taxes - deferred                  (200)            589
                                             -----------     -----------
                                                  4,832           5,551
                                             -----------     -----------

 Stockholder's equity:
  Net unrealized investment gain (loss) on
  investment securities                       $    (370)      $  1,095
                                             ===========     ==========

Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended December 31 were:

                                         1997           1996           1995
                                     -----------    -----------    -----------
 Proceeds                             $  88,882      $ 155,645      $  68,736
 Gross realized investment gains          4,077          2,677          1,709
 Gross realized investment losses         2,130            508          1,640


The Company owned investment securities of $1,076 and $1,060 that were deposited with insurance regulatory authorities at December 31, 1997 and 1996, respectively.


Net investment income arose from the following sources for the years ended December 31:

                                         1997           1996           1995
                                     -----------    -----------    -----------
 Fixed maturity securities            $  19,815      $  22,153      $  25,046
 Equity securities                          761            183              -
 Mortgage loans                              81            388             686
 Policy loans on insurance contracts      4,333          4,133           3,903
 Cash and cash equivalents                1,293          1,559           1,103
 Other                                       65              -               -
                                     -----------    -----------    ------------

 Gross investment income                 26,348         28,416          30,738
 Less investment expenses                  (883)          (896)           (919)
                                     -----------    -----------    ------------

 Net investment income                $  25,465      $  27,520      $   29,819
                                     ===========    ===========    ============

Net realized investment gains (losses), including changes in valuation allowances, for the years ended December 31:

                                         1997          1996            1995
                                     -----------    -----------    ------------

 Fixed maturity securities            $  (1,268)     $     657      $      985
 Equity securities                        3,215          1,512            (916)
 Mortgage loans                               -              -            (334)
                                     -----------    -----------    ------------

 Net realized investment gains
   (losses)                           $  1,947      $   2,169      $     (265)
                                     ===========    ===========    ============

The following is a reconciliation of the change in valuation allowances which have been recorded to reflect other-than-temporary declines in estimated fair value of mortgage loans for the years ended December 31, 1995. During 1997 and 1996, there were no valuation allowances recorded:

           Balance at      Additions                         Balance at
           Beginning       Charged to        Write -           End
           of Year         Operations        Downs           of Year
          ------------    ------------    ------------    ------------

1995        1,536                  -            1,536               -

The Company held no investments at December 31, 1997 which have been non-income producing for the preceding twelve months.

NOTE 4: FEDERAL INCOME TAXES

The following is a reconciliation of the provision for income taxes based on earnings before federal income taxes, computed using the Federal statutory tax rate, with the provision for income taxes for the years ended December 31:

                                                                      1997          1996          1995
                                                                   ---------     ---------     ---------
  Provision for income taxes computed at Federal statutory rate     $ 5,133       $ 4,833       $ 5,334
  State corporate income taxes                                            -           (10)          (91)
  Decrease in income taxes resulting from:
     Dividend received deduction                                       (160)         (235)          (31)
     Other                                                                -             2           (34)
                                                                   ---------     ---------     ----------
       Federal income tax provision                                 $ 4,973       $ 4,590       $  5,178
                                                                   =========     =========     ==========

The Federal statutory rate for each of the three years in the period ended December 31, 1997 was 35%.

The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

                                                                      1997          1996          1995
                                                                   ---------     ---------     ---------
  Deferred policy acquisition costs                                 $   315       $  (259)      $ 1,239
  Policyholders' account balances                                      (140)        4,053           738
  Liability for guaranty fund assessments                               (50)           50             -
  Investment adjustments                                              1,943           642         1,445
  Other                                                                   -             2            64
                                                                   ---------     ---------     ---------

  Deferred Federal income tax provision                             $ 2,068       $ 4,488       $ 3,486
                                                                   =========     =========     =========

 Deferred tax assets and liabilities as of December 31 are determined as follows:

                                                                     1997          1996
                                                                   ---------     ---------
  Deferred tax assets:
   Policyholders' account balances                                  $ 4,364       $ 4,224
   Investment adjustments                                                (4)        1,939
   Net unrealized investment loss                                       200             -
                                                                   ---------     ---------
      Total deferred tax assets                                       4,560         6,163
                                                                   ---------     ---------

  Deferred tax liabilities:
   Deferred policy acquisition costs                                  6,465         6,150
   Liability for guaranty fund assessments                                -            50
   Net unrealized investment gain                                         -           589
                                                                   ---------     ---------
      Total deferred tax liabilities                                  6,465         6,789
                                                                   ---------     ---------

      Net deferred tax liability                                    $ 1,905       $   626
                                                                   =========     =========

The Company anticipates that all deferred tax assets will be realized, therefore no valuation allowance has been provided.


NOTE 5: RELATED PARTY TRANSACTIONS

The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $4,305, $4,258 and $3,968 for 1997, 1996 and
1995 respectively. The Company is allocated interest expense on its accounts payable to MLIG which approximates the daily Federal funds rate. Total intercompany interest paid was $64, $74 and $88 for 1997, 1996 and 1995, respectively.

The Company and Merrill Lynch Asset Management, L.P. ("MLAM") are parties to a service agreement whereby MLAM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLAM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $159, $186 and $206 for 1997, 1996 and 1995, respectively.

The Company has a general agency agreement with Merrill Lynch Life Agency Inc. ("MLLA") whereby registered representatives of MLPF&S, who are the Company's licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $4,130, $1,334 and $2,424 for 1997, 1996 and 1995, respectively. Substantially all of these commissions were capitalized as deferred policy acquisition costs and are being amortized in accordance with the policy discussed in Note 1.

In connection with the acquisition of a block of variable life insurance business from Monarch Life Insurance Company ("Monarch Life"), the Company borrowed funds from Merrill Lynch & Co. to partially finance the transaction. As of December 31, 1997 and 1996, the outstanding balance of these loans were $1,156 and $3,075, respectively. Repayments made on these loans during 1997, 1996, and 1995 were $1,919, $0 and $1,261, respectively. Interest was calculated on these loans at LIBOR plus 150 basis points. Intercompany interest paid on these loans during 1997, 1996 and 1995 was $359, $366 and $359, respectively.

Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party's representations and contractual obligations thereunder.

NOTE 6: STOCKHOLDER'S EQUITY AND STATUTORY REGULATIONS

Notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. During 1997 and 1996, the Company paid dividends of $15,000 and $35,000, respectively, to MLIG. No dividends were declared or paid during 1995. Statutory capital and surplus at December 31, 1997 and 1996, was $51,080 and $52,895,
respectively.

Applicable insurance department regulations require that the Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices primarily differ from the principals utilized in these financial statements by charging policy acquisition costs to expense as incurred, establishing future policy benefit reserves using different actuarial assumptions, not providing for deferred income taxes and valuing securities on a different basis. The Company's statutory net income for 1997, 1996 and 1995 was $9,888, $12,884 and $3,080, respectively.

The National Association of Insurance Commissioners ("NAIC") utilizes the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital which a life insurance company should have based upon that company's risk profile. As of December 31, 1997, and 1996, based on the RBC formula, the Company's total adjusted capital level was 649% and 626%, respectively, of the minimum amount of capital required to avoid regulatory action.




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

NOTE 8.  LIFE INSURANCE IN FORCE


                                                                 Percentage
                             Ceded to     Assumed                 of amount
                    Gross      other     from other      Net     assumed to
                   amount    companies   companies     amount        net
Life insurance
     in force
                   894,547    154,754      892,383    1,632,176       55%

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

                            ML Life Insurance Company of New York
                            -------------------------------------
                            (Registrant)


Date: March 27, 1998        By:  /s/ Joseph E. Crowne, Jr.
                                -----------------------------------
                                Joseph E. Crowne, Jr.
                                Chief Financial Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                                   Date
---------                                  -----                                   ----
        *
---------------------                      Chairman of the Board, President        March 27, 1998
Anthony J. Vespa                           and Chief Executive Officer             --------------


/s/ Joseph E. Crowne, Jr.                  Director, Senior Vice President,        March 27, 1998
-------------------------                  Chief Financial Officer, Chief          -------------
Joseph E. Crowne, Jr.                      Actuary and Treasurer


/s/ Barry G. Skolnick                      Director, Senior Vice President and     March 27, 1998
----------------------                     General Counsel*                        --------------
Barry G. Skolnick

        *
---------------------                      Director, Senior Vice President and     March 27, 1998
David M. Dunford                           Chief Investment Officer                --------------

         *
---------------------                      Director and Senior Vice President      March 27, 1998
Gail R. Farkas                                                                     --------------


         *
---------------------                      Director, Vice President and Senior     March 27, 1998
Michael P. Cogswell                        Counsel                                 --------------


         *
---------------------                      Director                                March 27, 1998
Frederick J.C. Butler                                                              --------------


         *
---------------------                      Director                                March 27, 1998
Robert L. Israeloff                                                                --------------


         *
---------------------                      Director                                March 27, 1998
Allen N. Jones                                                                     --------------


         *
---------------------                      Director                                March 27, 1998
Cynthia L. Kahn                                                                    --------------


         *
---------------------                      Director                                March 27, 1998
Robert A. King                                                                     --------------


         *
---------------------                      Director                                March 27, 1998
Stanley C. Peterson                                                                --------------


         *
---------------------                      Director                                March 27, 1998
Irving M. Pollack                                                                  --------------





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

3.4                  By-Laws of ML Life                             Incorporated by reference to
                     Insurance Company of                           Exhibit 3(d) to Post-Effective Amendment
                     New York.                                      No. 3 to the Registrant's registration
                                                                    statement on Form S-1, File No. 33-34562,
                                                                    filed March 30, 1992.





Exhibit No.          Description                                    Location
-----------          -----------                                    --------
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





Exhibit No.          Description                                    Location
-----------          -----------                                    --------
4.5                   Company Name Change                           Incorporated by reference to Exhibit 4(e)
                      Endorsement.                                  to Post-Effective Amendment No. 3 to the
                                                                    Registrant's registration statement on Form
                                                                    S-1, File No. 33-34562, filed March 30, 1992.

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
                                                                    December 7, 1994.


Exhibit No.          Description                                    Location
-----------          -----------                                    --------
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
                                                                    16, 1990.



Exhibit No.          Description                                    Location
-----------          -----------                                    --------
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
                                                                    Form S-1, File No. 33-34562, filed March
                                                                    30, 1992.




Exhibit No.          Description                                    Location
-----------          -----------                                    --------
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




Exhibit No.          Description                                    Location
-----------          -----------                                    --------
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

Exhibit No.          Description                                    Location
-----------          -----------                                    --------
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




Exhibit No.          Description                                    Location
-----------          -----------                                    --------
24.11                Power of attorney of Anthony J. Vespa.         Incorporated by reference to Exhibit 24(n)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    31, 1994.

24.12                Power of attorney of                           Incorporated by reference to Exhibit 24(g)
                     Gail R. Farkas.                                to Post-Effective Amendment No. 5 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60288, filed March
                                                                    26, 1996.

24.13                Power of attorney of Stanley C. Peterson.      Exhibit 24.13

27.1                 Financial Data Schedule                        Exhibit 27.1





