Form 10-Q
period 1998-03-31
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1998-05-14
CIK 862923

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
              COMMISSION FILE NUMBER 33-34562; 33-60288; 333-48983

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

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)


                                                                            March 31,          December 31,
                                                                              1998                 1997
                                                                         ---------------     ---------------
ASSETS
------
INVESTMENTS:
 Fixed maturity securities, at estimated fair value
  (amortized cost:  1998 - $229,559; 1997 - $250,695)                     $     234,253       $     255,958
 Equity securities, at estimated fair value
  (cost:  1998 - $10,103; 1997 - $5,830)                                          9,188               5,029
 Policy loans on insurance contracts                                             87,138              88,163
                                                                         ---------------     ---------------
   Total Investments                                                            330,579             349,150

CASH AND CASH EQUIVALENTS                                                        14,136              10,063
ACCRUED INVESTMENT INCOME                                                         6,781               5,416
DEFERRED POLICY ACQUISITION COSTS                                                30,489              30,406
REINSURANCE RECEIVABLES                                                             390                 429
OTHER ASSETS                                                                      3,540               3,405
SEPARATE ACCOUNTS ASSETS                                                        814,098             739,712
                                                                         ---------------     ---------------
TOTAL ASSETS                                                              $   1,200,013       $   1,138,581
                                                                         ===============     ===============







See notes to financial statements.                                (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

BALANCE SHEETS
(Continued) (Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                                            March 31,         December 31,
                                                                              1998                1997
                                                                          --------------     ---------------
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
LIABILITIES:
 POLICY LIABILITIES AND ACCRUALS:
        Policyholders' account balances                                   $     294,203       $     307,333
        Claims and claims settlement expenses                                     2,066               2,007
                                                                         ---------------     ---------------
          Total policy liabilities and accruals                                 296,269             309,340

 OTHER POLICYHOLDER FUNDS                                                        1,713                1,941
 FEDERAL INCOME TAXES - DEFERRED                                                 1,575                1,905
 FEDERAL INCOME TAXES - CURRENT                                                    745                2,255
 AFFILIATED PAYABLES                                                             3,581                3,492
 OTHER LIABILITIES                                                               2,190                2,155
 SEPARATE ACCOUNTS LIABILITIES                                                 814,098              739,712
                                                                         --------------      ---------------
          Total Liabilities                                                  1,120,171            1,060,800
                                                                         --------------      ---------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
    authorized, issued and outstanding                                           2,200                2,200
 Additional paid-in capital                                                     66,259               66,259
 Retained earnings                                                              11,930                9,692
 Accumulated other comprehensive income                                           (547)                (370)
                                                                          -------------      ---------------
          Total Stockholder's Equity                                            79,842               77,781
                                                                          -------------      ---------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $ 1,200,013        $   1,138,581
                                                                          =============      ===============





See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                         -----------------------------------
                                                                              1998                1997
                                                                         ---------------     ---------------
REVENUES:
 Investment revenue:
  Net investment income                                                   $       5,655       $       6,377
  Net realized investment gains                                                     145               2,459
 Policy charge revenue                                                            3,634               3,025
                                                                         ---------------     ---------------
   Total Revenues                                                                 9,434              11,861
                                                                         ---------------     ---------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                             3,645               3,988
 Market value adjustment expense                                                    132                  56
 Policy benefits (net of reinsurance recoveries:  1998 - $349;
  1997 - $66)                                                                       255                  87
 Reinsurance premium ceded                                                          400                 389
 Amortization of deferred policy acquisition costs                                1,085               1,223
 Insurance expenses and taxes                                                     1,169               1,291
                                                                         ---------------     ---------------
   Total Benefits and Expenses                                                    6,686               7,034
                                                                         ---------------     ---------------
   Earnings Before Federal Income Tax Provision                                   2,748               4,827

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                            745                 828
 Deferred                                                                          (235)                715
                                                                         ---------------     ---------------
   Total Federal Income Tax Provision                                               510               1,543
                                                                         ---------------     ---------------
NET EARNINGS                                                              $       2,238       $       3,284
                                                                         ===============     ===============



See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands) (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                         -----------------------------------
                                                                               1998                1997
                                                                         ---------------     ---------------
NET EARNINGS                                                              $       2,238       $       3,284
                                                                         ---------------     ---------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:

 Net unrealized losses on investment securities:
   Net unrealized holding  losses arising during the period                        (579)             (3,256)
   Reclassification adjustment for gains included in net earnings                  (104)             (2,247)
                                                                         ---------------     ---------------
   Net unrealized losses on investment securities                                  (683)             (5,503)

   Adjustments for:
      Policyholder liabilities                                                      411               2,637

 Income tax benefit related to items of
   other comprehensive income                                                        95               1,002
                                                                         ---------------     ---------------
 Other comprehensive income, net of tax                                            (177)             (1,864)
                                                                         ---------------     ---------------
COMPREHENSIVE INCOME                                                      $       2,061       $       1,420
                                                                         ===============     ===============




See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                                                   Accumulated
                                                               Additional                             other            Total
                                              Common            paid-in            Retained        comprehensive    stockholder's
                                              Stock             capital            earnings           income           equity
                                         ---------------   -----------------   ---------------   ---------------   --------------

BALANCE, JANUARY 1, 1997                  $       2,200     $        72,040     $       9,219     $       1,095     $     84,554

 Dividend to Parent                                                  (5,781)           (9,219)                           (15,000)

 Net earnings                                                                           9,692                              9,692

 Other comprehensive income, net of tax                                                                  (1,465)          (1,465)
                                         ---------------   -----------------   ---------------    --------------   --------------
BALANCE, DECEMBER 31, 1997                        2,200              66,259             9,692              (370)          77,781


 Net earnings                                                                           2,238                              2,238

 Other comprehensive income, net of tax                                                                    (177)            (177)
                                         ---------------   -----------------   ---------------    --------------   --------------
BALANCE, MARCH 31, 1998                   $       2,200     $        66,259     $      11,930      $       (547)    $     79,842
                                         ===============   =================   ===============    ==============   ==============





See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                         -----------------------------------
                                                                              1998                1997
                                                                         ---------------     ---------------
OPERATING ACTIVITIES:
 Net earnings                                                             $       2,238       $       3,284
  Adjustments to reconcile net earnings to net cash and
      cash equivalents provided (used) by operating activities:
     Amortization of deferred policy acquisition costs                            1,085               1,223
     Capitalization of policy acquisition costs                                  (1,168)               (765)
     Amortization, (accretion) and depreciation of investments                     (173)                 (5)
     Net realized investment gains                                                 (145)             (2,459)
     Interest credited to policyholders' account balances                         3,645               3,988
     Provision (benefit) for deferred Federal income tax                           (235)                715
     Changes in operating assets and liabilities:
      Accrued investment income                                                  (1,365)             (1,400)
      Claims and claims settlement expenses                                          59              (1,153)
      Federal income taxes - current                                             (1,510)             (1,272)
      Other policyholder funds                                                     (228)                488
      Affiliated payables - net                                                      89              (1,495)
     Policy loans on insurance contracts                                          1,025                (988)
     Other - net                                                                    (61)              2,687
      Net cash and cash equivalents provided by                          ---------------     ---------------
       operating activities                                                       3,256               2,848
                                                                         ---------------     ---------------
INVESTING ACTIVITIES:
 Sales of available-for-sale securities                                          30,061               24,298
 Maturities of available-for-sale securities                                     23,084               13,456
 Purchases of available-for-sale securities                                     (35,964)             (28,626)
 Mortgage loans principal payments received                                           -                2,057
     Net cash and cash equivalents provided by                           ---------------     ----------------
     investing activities                                                        17,181               11,185
                                                                         ---------------     ----------------





See notes to financial statements.                                 (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in Thousands) (Unaudited)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                         -----------------------------------
                                                                              1998                 1997
                                                                         ---------------     ---------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                $      21,272       $      14,381
  Withdrawals (including transfers to / from Separate Accounts)                 (37,636)            (18,729)
    Net cash and cash equivalents used by financing                      ---------------     ---------------
     activities                                                                 (16,364)             (4,348)
                                                                         ---------------     ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         4,073               9,685

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                               10,063               7,828
                                                                         ---------------     ---------------
 End of period                                                            $      14,136       $      17,513
                                                                         ===============     ===============

Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                    $       2,255       $       2,099
  Intercompany interest                                                              32                 138






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

The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles and prevailing industry practice requires management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates. Results for the three months ended March 31, 1998 and 1997 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K ("1997 Report").


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of New York and the National Association of Insurance Commissioners. Statutory capital and surplus at March 31, 1998 and December 31, 1997, was $54.0 million and $51.1 million, respectively. For the three month periods ended March 31, 1998 and 1997, statutory net income was $2.9 million and $2.4 million, respectively.


NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as available-for-sale and are recorded at fair value. The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with investments classified as available-for-sale. These adjustments are recorded in accumulated other comprehensive income, which is a component of stockholder's equity and assumes that the unrealized gain or loss on available-for-sale securities was realized. These investments primarily support in-force, universal life-type contracts. The following reconciles the net unrealized investment loss recorded in accumulated other comprehensive income at March 31, 1998 and December 31, 1997:

                                              March 31,       December 31,
                                                1998              1997
                                             ----------        ----------
                                                    (In Thousands)

 Assets:
  Fixed maturity securities                   $  4,694          $  5,263
  Equity securities                               (915)             (801)
                                             ----------        ----------
                                                 3,779             4,462
                                             ----------        ----------
 Liabilities:
  Policyholders' account balances                4,621             5,032
  Federal income taxes - deferred                 (295)             (200)
                                             ----------        ----------
                                                 4,326             4,832
                                             ----------        ----------
 Stockholder's equity:
  Accumulated other comprehensive income      $   (547)         $   (370)
                                             ==========        ==========


Item 2  Management's Narrative Analysis of the Results of
Operations


This Management's Narrative Analysis of the Results of Operations should be read in conjunction with the accompanying financial statements and notes thereto, in addition to the 1997 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1997 Report.

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


Life insurance premiums and annuity deposits received in the first three months of 1998 and 1997 were $25.5 million and $15.6 million, respectively. The increase is attributable to increased sales of the Company's variable annuity product.
During the first quarter 1998, variable annuity deposits increased $11.5 million (or 99%). Management attributes the increase in variable annuity sales to the continued strength of the U.S. equity markets. During the first quarter 1998, the Standard & Poor's 500 Composite Stock Price Index rose 14%, ending the quarter near its historical high point. Future variable annuity sales could be negatively impacted if the equity markets enter a period of decline. Partially offsetting the increase in variable annuity sales was the reduction in modified guaranteed annuity sales which declined $1.6 million
(or 86%). Sales volume of this product is reflective of the current interest rate environment and will generally increase and decrease in a direct relationship with changes in interest rates. During the first quarter 1998, interest rates remained generally lower with medium term rates on U.S. Treasury securities at approximately 5.6%. This represents a 97 basis point decrease from the first quarter 1997.


During the first three months of 1998, separate account assets increased $74 million (or 10%) to $814 million. The increase is attributable to two factors. First, the separate accounts benefited from strong underlying fund performance associated with the generally rising equity markets. During the first three months of 1998, separate account assets increased $61 million due to price appreciation in the underlying funds supporting the variable products. Second, net cash inflow to the variable products contributed $13 million to the growth in separate account assets.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 1998, the Company's assets included $193 million of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of March 31, 1998 approximately $12.2 million (or 5.2%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.


Comprehensive Income

For the three months ended March 31, 1998 and 1997, the Company reported comprehensive income of $2.1 million and $1.4 million, respectively. A discussion of the results of operations and changes in other comprehensive income follows:


Results of Operations

For the three month periods ended March 31, 1998 and 1997, the Company reported net earnings of $2.2 million and $3.3 million, respectively.

During the first quarter 1998, net investment income and interest credited to policyholders' account balances declined by approximately $0.7 million and $0.3 million, respectively, resulting in a net decrease in interest spread of $0.4 million when compared to the first quarter 1997. The reduction in net investment income is primarily a result of the Company's fourth quarter 1997 dividend payment to its stockholder, declining fixed rate contracts in-force, and the declining yield on the company's fixed maturity portfolio. The reduction in interest credited to policyholders' account balances is primarily a result of the declining fixed rate contracts in-force and the declining crediting rate on newly issued and renewal fixed rate contracts. The declines in investment yield and crediting rate are a result of the current lower interest rate environment.

Net realized investment gains decreased $2.3 million for the three months ended March 31, 1998 as compared to the same period in 1997. Credit related gains of $2.0 million on the disposition of a single preferred stock investment during the first quarter of 1997 accounts for this difference.

Policy charge revenue increased $0.6 million (or 20%) during the first quarter 1998 as compared to the same period during 1997. The increase in policy charge revenue is primarily attributable to the increase in policyholders' variable account balances. Average variable account balances increased $182 million (or 31%) during the first quarter 1998 as compared to the same period in 1997. Asset based policy charges increased $0.6 million (or 34%) consistent with the growth in separate account assets. Non-asset based policy charges were flat as compared to the prior year.

Policy benefits increased $0.2 million to $0.3 million during the current three month period from $0.1 million in the same period during 1997. The increase is primarily due to the increase in variable life death claims.

Amortization of deferred acquisition costs decreased $0.1 million during the current period as compared to the same period during 1997. This decrease is primarily attributable to lower interest-related realized gains on the Company's modified guaranteed annuity.

Insurance expenses and taxes decreased $0.1 million during the first quarter 1998 as compared to the same period in 1997.
During the first quarter 1997, the company incurred $0.2 million in insurance department fees related to the most recent triennial examination.

Other Comprehensive Income

The Company reported a decrease in other comprehensive income of $0.2 million during the first quarter 1998 as compared to a decrease of $1.9 million during the first quarter 1997.

Other comprehensive income is impacted by the change in net unrealized holding gains (losses) on investment securities and the related adjustments to deferred policy acquisition costs, policyholders' liabilities and deferred income taxes.
Generally, the most significant factor that impacts net unrealized holding gains (losses) on investment securities is changes in interest rates. At March 31, 1998, interest rates on medium term U.S. Treasury securities remained relatively flat from December 31, 1997. This compares to the approximately 53 basis point increase from December 31, 1996 to March 31, 1997. The change in net unrealized holding gains (losses) has an inverse relationship to changes in interest rates.

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

                                       ML LIFE INSURANCE COMPANY OF NEW YORK

                                         /s/  JOSEPH E. CROWNE, JR.

                                       -----------------------------------------

                                              Joseph E. Crowne, Jr.
                                            Senior Vice President and
                                            Chief Financial Officer

Date: May 14, 1998

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
-------         -----------

  27            Financial Data Schedule