Form 10-Q
period 1998-06-30
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1998-08-14
CIK 862923

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
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

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)

                                                                        June 30,            December 31,
                                                                          1998                 1997
                                                                    --------------        --------------
ASSETS
------
INVESTMENTS:
  Fixed maturity securities, at estimated fair value
  (amortized cost:  1998 - $214,638; 1997 - $250,695)                $    219,074          $    255,958
 Equity securities, at estimated fair value
  (cost:  1998 - $13,656; 1997 - $5,830)                                   12,773                 5,029
 Policy loans on insurance contracts                                       87,418                88,163
                                                                    --------------        --------------
   Total Investments                                                      319,265               349,150

CASH AND CASH EQUIVALENTS                                                  13,062                10,063
ACCRUED INVESTMENT INCOME                                                   5,597                 5,416
DEFERRED POLICY ACQUISITION COSTS                                          30,743                30,406
REINSURANCE RECEIVABLES                                                        90                   429
OTHER ASSETS                                                               10,638                 3,405
SEPARATE ACCOUNTS ASSETS                                                  844,997               739,712
                                                                    --------------        --------------
TOTAL ASSETS                                                         $  1,224,392          $  1,138,581
                                                                    ==============        ==============




See notes to financial statements.
(continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in Thousands, Except Per Share Amounts) (Unaudited)


                                                                        June 30,            December 31,
                                                                         1998                  1997
                                                                    --------------        --------------
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
LIABILITIES:
   POLICY LIABILITIES AND ACCRUALS:
      Policyholders' account balances                                $    282,159          $    307,333
      Claims and claims settlement expenses                                 2,189                 2,007
                                                                    --------------        --------------
          Total policy liabilities and accruals                           284,348               309,340


   OTHER POLICYHOLDER FUNDS                                                 1,619                 1,941
   FEDERAL INCOME TAXES - DEFERRED                                          1,438                 1,905
   FEDERAL INCOME TAXES - CURRENT                                             917                 2,255
   AFFILIATED PAYABLES                                                      2,323                 3,492
   OTHER LIABILITIES                                                        7,258                 2,155
   SEPARATE ACCOUNTS LIABILITIES                                          844,997               739,712
                                                                    --------------        --------------
          Total Liabilities                                             1,142,900             1,060,800
                                                                    --------------        --------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
    authorized, issued and outstanding                                      2,200                 2,200
 Additional paid-in capital                                                66,259                66,259
 Retained earnings                                                         13,812                 9,692
 Accumulated other comprehensive income                                      (779)                 (370)
                                                                    --------------        --------------
          Total Stockholder's Equity                                       81,492                77,781
                                                                    --------------        --------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $  1,224,392          $  1,138,581
                                                                    ==============        ==============


See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                    ------------------------------------
                                                                         1998                  1997
                                                                    --------------        --------------
REVENUES:
 Investment revenue:
  Net investment income                                              $     11,137          $     12,814
  Net realized investment gains (losses)                                      (62)                2,104
 Policy charge revenue                                                      7,589                 6,135
                                                                    --------------        --------------
   Total Revenues                                                          18,664                21,053
                                                                    --------------        --------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                       6,899                 7,852
 Market value adjustment expense                                              195                    92
 Policy benefits (net of reinsurance recoveries:  1998 - $375;
  1997 - $74)                                                                 693                   191
 Reinsurance premium ceded                                                    814                   766
 Amortization of deferred policy acquisition costs                          2,156                 2,172
 Insurance expenses and taxes                                               2,372                 2,504
                                                                    --------------        --------------
   Total Benefits and Expenses                                             13,129                13,577
                                                                    --------------        --------------
   Earnings Before Federal Income Tax Provision                             5,535                 7,476

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                    1,662                   651
 Deferred                                                                    (247)                1,813
                                                                    --------------        --------------
   Total Federal Income Tax Provision                                       1,415                 2,464
                                                                    --------------        --------------
NET EARNINGS                                                         $      4,120          $      5,012
                                                                    ==============        ==============

See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)


                                                                            Three Months Ended
                                                                                  June 30,
                                                                    ------------------------------------
                                                                         1998                  1997
                                                                    --------------        --------------
REVENUES:
 Investment revenue:
  Net investment income                                              $      5,482          $      6,437
  Net realized investment losses                                             (207)                 (355)
 Policy charge revenue                                                      3,955                 3,110
                                                                    --------------        --------------
   Total Revenues                                                           9,230                 9,192
                                                                    --------------        --------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                       3,254                 3,864
 Market value adjustment expense                                               63                    36
 Policy benefits (net of reinsurance recoveries:  1998 - $26;
  1997 - $8)                                                                  438                   104
 Reinsurance premium ceded                                                    414                   377
 Amortization of deferred policy acquisition costs                          1,071                   949
 Insurance expenses and taxes                                               1,203                 1,213
                                                                    --------------        --------------
   Total Benefits and Expenses                                              6,443                 6,543
                                                                    --------------        --------------
   Earnings Before Federal Income Tax Provision                             2,787                 2,649

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                      917                  (177)
 Deferred                                                                     (12)                1,098
                                                                    --------------        --------------
   Total Federal Income Tax Provision                                         905                   921
                                                                    --------------        --------------
NET EARNINGS                                                         $      1,882          $      1,728
                                                                    ==============        ==============

See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands) (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                    ------------------------------------
                                                                         1998                  1997
                                                                    --------------        --------------
NET EARNINGS                                                         $      4,120          $      5,012
                                                                    --------------        --------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:

 Net unrealized losses on investment securities:
   Net unrealized holding losses arising during the period                 (1,013)                 (973)
   Reclassification adjustment for gains included in net earnings             104                (1,915)
                                                                    --------------        --------------
   Net unrealized losses on investment securities                            (909)               (2,888)

   Adjustments for:
              Policyholder liabilities                                        280                 1,329

 Income tax benefit related to items of
   other comprehensive income                                                 220                   546
                                                                    --------------        --------------
 Other comprehensive income, net of tax                                      (409)               (1,013)
                                                                    --------------        --------------
COMPREHENSIVE INCOME                                                 $      3,711          $      3,999
                                                                    ==============        ==============






See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands) (Unaudited)

                                                                             Three Months Ended
                                                                                  June 30,
                                                                    ------------------------------------
                                                                         1998                  1997
                                                                    --------------        --------------
NET EARNINGS                                                         $      1,882          $      1,728
                                                                    --------------        --------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:

 Net unrealized losses on investment securities:
   Net unrealized holding losses arising during the period                   (434)                2,283
   Reclassification adjustment for gains included in net earnings             208                   332
                                                                    --------------        --------------
   Net unrealized losses on investment securities                            (226)                2,615

   Adjustments for:
              Policyholder liabilities                                       (131)               (1,308)

 Income tax (expense)  benefit related to items of
   other comprehensive income                                                 125                  (456)
                                                                    --------------        --------------
 Other comprehensive income, net of tax                                      (232)                  851
                                                                    --------------        --------------
COMPREHENSIVE INCOME                                                 $      1,650          $      2,579
                                                                    ==============        ==============

See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                                                    Accumulated
                                                                  Additional                           other             Total
                                                Common            paid-in          Retained        comprehensive      stockholder's
                                                Stock             capital          earnings            income            equity
                                             -------------     -------------     -------------     -------------      -------------
BALANCE, JANUARY 1, 1997                      $     2,200       $    72,040       $     9,219       $     1,095        $    84,554


 Dividend to Parent                                                  (5,781)           (9,219)                             (15,000)

 Net earnings                                                                           9,692                                9,692

 Other comprehensive income, net of tax                                                                  (1,465)            (1,465)
                                             -------------     -------------     -------------     -------------      -------------
BALANCE, DECEMBER 31, 1997                          2,200            66,259             9,692              (370)            77,781


 Net earnings                                                                           4,120                                4,120

 Other comprehensive income, net of tax                                                                    (409)              (409)
                                             -------------     -------------     -------------     -------------      -------------
BALANCE, JUNE 30, 1998                        $     2,200       $    66,259       $    13,812       $      (779)       $    81,492
                                             =============     =============     =============     =============      =============





See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                    ------------------------------------
                                                                         1998                  1997
                                                                    --------------        --------------
OPERATING ACTIVITIES:
 Net earnings                                                        $      4,120          $      5,012
  Adjustments to reconcile net earnings to net cash and
      cash equivalents provided (used) by operating activities:
     Amortization of deferred policy acquisition costs                      2,156                 2,172
     Capitalization of policy acquisition costs                            (2,493)               (2,212)
     Amortization (accretion) and depreciation of investments                (294)                  (32)
     Net realized investment (gains) losses                                    62                (2,104)
     Interest credited to policyholders' account balances                   6,899                 7,852
     Provision (benefit) for deferred Federal income tax                     (247)                1,813
     Changes in operating assets and liabilities:
      Accrued investment income                                              (181)                 (728)
      Claims and claims settlement expenses                                   182                  (819)
      Federal income taxes - current                                       (1,338)               (1,448)
      Other policyholder funds                                               (322)                1,405
      Affiliated payables - net                                            (1,169)               (1,026)
     Policy loans on insurance contracts                                      745                (1,415)
     Other - net                                                           (1,791)                6,156
      Net cash and cash equivalents provided by                     --------------        --------------
       operating activities                                                 6,329                14,626
                                                                    --------------        --------------
INVESTING ACTIVITIES:
 Sales of available-for-sale securities                                    55,910                45,786
 Maturities of available-for-sale securities                               30,936                17,624
 Purchases of available-for-sale securities                               (58,383)              (50,457)
 Mortgage loans principal payments received                                     -                 2,057
      Net cash and cash equivalents provided by                     --------------        --------------
       investing activities                                                28,463                15,010
                                                                    --------------        --------------








See notes to financial statements.
(continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in Thousands) (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                    ------------------------------------
                                                                         1998                  1997
                                                                    --------------        --------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                           $     45,775          $     45,861
  Withdrawals (including transfers to / from Separate Accounts)           (77,568)              (56,931)
    Net cash and cash equivalents used by financing                 --------------        --------------
     activities                                                           (31,793)              (11,070)
                                                                    --------------        --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   2,999                18,566

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                         10,063                 7,828
                                                                     -------------        --------------
 End of period                                                        $    13,062          $     26,394
                                                                     =============        ==============

Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                $     2,999          $      2,099
  Intercompany interest                                                        76                   203









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

The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles and prevailing industry practice requires management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates. Results for the three months and six months ended June 30, 1998 and 1997 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K ("1997 Report").

NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of New York and the National Association of Insurance Commissioners. Statutory capital and surplus at June 30, 1998 and December 31, 1997, was $54.8 million and $51.1 million, respectively. For the six month periods ended June 30, 1998 and 1997, statutory net income was $4.3 million and $5.6 million, respectively.


NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as available-for-sale and are recorded at fair value. The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with investments classified as available-for-sale. These adjustments are recorded in accumulated other comprehensive income, which is a component of stockholder's equity, and assume that the unrealized gain or loss on available-for-sale securities was realized. These investments primarily support in-force, universal life-type contracts. The following reconciles the net unrealized investment loss recorded in accumulated other comprehensive income at June 30, 1998 and December 31, 1997:

                                          June 30,    December  31,
                                            1998          1997
                                         ----------    ----------
                                                (In Thousands)

 Assets:
  Fixed maturity securities               $  4,436      $  5,263
  Equity securities                           (883)         (801)
                                         ----------    ----------
                                             3,553         4,462
                                         ----------    ----------
 Liabilities:
  Policyholders' account balances            4,752         5,032
  Federal income taxes - deferred             (420)         (200)
                                         ----------    ----------
                                             4,332         4,832
                                         ----------    ----------
 Stockholder's equity:
  Accumulated other comprehensive income  $   (779)     $   (370)
                                         ==========    ==========

NOTE 4.  COMPREHENSIVE INCOME

During 1997, the Company early adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income is defined as all non-owner changes in equity during a period and is reported in the Statements of Comprehensive Income included herein for the three month and six month periods ended
June 30, 1998 and 1997.

Item 2  Management's Narrative Analysis of the Results of
Operations

This Management's Narrative Analysis of the Results of Operations should be read in conjunction with the accompanying financial statements and notes thereto, in addition to the 1997 Financial Statements and Notes to Financial Statements and the Management's Narrative Analysis of the Results of Operations included in the 1997 Report.

Changes in revenues and expenses in most cases are similar for the three month and six month periods. Therefore, the discussion emphasizes the comparison between the six months of 1998 and 1997, with additional information on the three month periods presented where appropriate.

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

Life insurance premiums and annuity deposits recorded in the first six months of 1998 and 1997 were $55 million and $49 million, respectively. Excluding internal tax-free exchanges, new life insurance premiums and annuity deposits remained flat at $46 million for both periods. The following discussion of year-to-date variances includes internal tax-free exchanges.


Variable annuity sales increased $9.8 million (or 24%) to $50 million. Management attributes the increase in variable annuity sales to the continued strength of the U.S. equity markets. During the first six months of 1998, the Standard & Poor's 500 Composite Stock Price Index rose 17%, ending the quarter near its historical high point. Future variable annuity sales could be negatively impacted if the equity markets enter a period of decline.

Modified guaranteed annuity sales declined $2.3 million (or 79%) to $0.6 million. Sales volume of this product is reflective of the current interest rate environment and will generally increase and decrease in a direct relationship with changes in interest rates. During the first six months of 1998, interest rates remained generally lower with medium term rates on U.S. Treasury securities averaging approximately 5.5%. This represents an approximate 53 basis point decrease from the first half of 1997.

On June 5, 1998, the Company introduced five new investment options for it's variable annuity product designed to complement the investment objectives of the twenty-one pre-existing fund options. Three of the new investment options are managed by Merrill Lynch Asset Management, L.P., an affiliated investment advisor, one is managed by Hotchkis & Wiley, an affiliated investment advisor, and one is managed by an unaffiliated investment advisor. Also, during 1998, the Company closed two pre-existing funds to new allocations.

Policy and contract surrenders recorded in the first six months of 1998 and 1997 were $41 million and $23 million, respectively. Variable annuity surrenders increased $3 million (or 54%) to $8 million primarily due to growth of that block of business.
Fixed annuity surrenders, primarily modified guaranteed annuities, increased $15 million (or 125%) to $27 million due to the generally lower interest rate environment during the first six months of 1998 as compared to the same period in 1997. During periods of lower interest rates, modified guaranteed annuity contractholders are more inclined to surrender their contracts for two reasons. First, contractholders can lock-in gains resulting from the market value adjustment, which is applied to withdrawals made prior to the expiration of the stated guarantee period. The market value adjustment has an
inverse relationship to changes in interest rates.   Second,
interest crediting rates offered upon renewal are generally lower than the rates that had been credited prior to the renewal date.

During the first six months of 1998, separate account assets increased $105 million (or 14%) to $845 million. The increase is attributable to two factors. First, the separate accounts benefited from strong underlying fund performance associated with the generally rising equity markets. During the first six months of 1998, separate account assets increased $77 million due to price appreciation in the underlying funds supporting the variable products. Second, net cash inflow to the variable products contributed $28 million to the growth in separate account assets.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 1998, the Company's assets included $178 million of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of June 30, 1998 approximately $10.8 million (or 5.0%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

The modifications for Year 2000 systems compliance are proceeding according to plan and are expected to be completed in early 1999. Expenditures on Year 2000 systems compliance are not expected to have a material adverse impact on the Company's financial position in future periods. However, the failure of the Company's service providers to resolve their own processing issues in a timely manner could result in a material financial risk. The Company is in the process of confirming that its service providers are adequately addressing Year 2000 issues. It is not anticipated at this time that contract owners will experience negative effects on their investment, or on the services provided in connection therewith, as a result of Year 2000 transition implementation. However, there cannot be complete assurance of success, or that interaction with other service providers will not impair the company's services at that time.

Results of Operations

For the six month periods ended June 30, 1998 and 1997, the Company reported net earnings of $4.1 million and $5.0 million, respectively. For the three month periods ended June 30, 1998 and 1997, the Company reported net earnings of $1.9 million and $1.7 million, respectively.

During the first six months of 1998, net investment income and interest credited to policyholders' account balances declined by approximately $1.7 million and $1.0 million, respectively, resulting in a net decrease in interest spread of $0.7 million when compared to the first six months of 1997. The reduction in net investment income is primarily a result of the Company's fourth quarter 1997 dividend payment to its stockholder, the declining number of fixed rate contracts in-force, and the declining yield on the company's fixed maturity portfolio. The reduction in interest credited to policyholders' account balances is primarily a result of the declining number of fixed rate contracts in-force and the declining crediting rate on newly issued and renewal fixed rate contracts. The declines in investment yield and crediting rate are a result of the current lower interest rate environment.

Net realized investment gains decreased $2.2 million from a gain of $2.1 million during the first six months of 1997 to a loss of $0.1 million during the same period in 1998. During 1998, credit related writedowns of $0.7 million offset realized gains of $0.6 million. During the first quarter 1997, the Company realized a $2.0 million credit related gain on the disposition of a single preferred stock investment.

Policy charge revenue increased $1.5 million (or 24%) during the first six months of 1998 as compared to the same period during 1997. The increase in policy charge revenue is primarily attributable to the increase in average variable account balances. Average variable account balances increased $177 million (or 28%) during the first half of 1998 as compared to the same period in 1997. Asset based policy charges increased $1.2 million (or 35%) consistent with the growth in separate account assets. Non-asset based policy charges increased $0.3 million (or 11%) primarily due to higher cost of insurance charges.

Policy benefits increased $0.5 million to $0.7 million during the current six month period due to an increase in variable life death claims.

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

Date: August 14, 1998

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
-------         -----------

  27            Financial Data Schedule