Form 10-Q
period 1998-09-30
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1998-11-12
CIK 862923

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

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
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

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)

ASSETS                                                                 September 30,         December 31,
------                                                                     1998                  1997
                                                                       --------------       --------------
INVESTMENTS:
 Fixed maturity securities, at estimated fair value
  (amortized cost:  1998 - $204,163; 1997 - $250,695)                  $     209,562          $   255,958
 Equity securities, at estimated fair value
  (cost:  1998 - $13,551; 1997 - $5,830)                                      12,594                5,029
 Policy loans on insurance contracts                                          87,249               88,163
                                                                       --------------       --------------
  Total Investments                                                          309,405              349,150

CASH AND CASH EQUIVALENTS                                                     10,449               10,063
ACCRUED INVESTMENT INCOME                                                      6,605                5,416
DEFERRED POLICY ACQUISITION COSTS                                             31,111               30,406
REINSURANCE RECEIVABLES                                                          402                  429
RECEIVABLES FROM SECURITIES SOLD                                               7,907                    -
OTHER ASSETS                                                                   4,191                3,405
SEPARATE ACCOUNTS ASSETS                                                     783,660              739,712
                                                                       --------------       --------------

TOTAL ASSETS                                                           $   1,153,730        $   1,138,581
                                                                       ==============       ==============




















See notes to financial statements.                                 (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in Thousands, Except Per Share Amounts) (Unaudited)


LIABILITIES AND STOCKHOLDER'S EQUITY                                   September 30,         December 31,
------------------------------------                                       1998                  1997
                                                                       --------------       --------------
LIABILITIES:
 POLICY LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                     $     273,234        $     307,333
   Claims and claims settlement expenses                                       5,792                2,007
                                                                       --------------       --------------
     Total policy liabilities and accruals                                   279,026              309,340

 OTHER POLICYHOLDER FUNDS                                                      1,611                1,941
 FEDERAL INCOME TAXES - DEFERRED                                               2,181                1,905
 FEDERAL INCOME TAXES - CURRENT                                                  328                2,255
 AFFILIATED PAYABLES - NET                                                     2,212                3,492
 OTHER LIABILITIES                                                             1,876                2,155
 SEPARATE ACCOUNTS LIABILITIES                                               783,660              739,712
                                                                       --------------       --------------
     Total Liabilities                                                     1,070,894            1,060,800
                                                                       --------------       --------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
    authorized, issued and outstanding                                         2,200                2,200
 Additional paid-in capital                                                   66,259               66,259
 Retained earnings                                                            14,660                9,692
 Accumulated other comprehensive loss                                           (283)                (370)
                                                                       --------------       --------------
     Total Stockholder's Equity                                               82,836               77,781
                                                                       --------------       --------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $   1,153,730        $   1,138,581
                                                                       ==============       ==============













See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                       ----------------------------------
                                                                           1998                 1997
                                                                       -------------        -------------
REVENUES:
 Investment revenue:
  Net investment income                                                $     16,430         $     19,157
  Net realized investment gains (losses)                                       (283)               2,119
 Policy charge revenue                                                       11,521                9,485
                                                                       -------------        -------------
   Total Revenues                                                            27,668               30,761
                                                                       -------------        -------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                        10,424               10,690
 Market value adjustment expense                                                480                  181
 Policy benefits (net of reinsurance recoveries:  1998 - $751;
  1997 - $241)                                                                1,169                  285
 Reinsurance premium ceded                                                    1,262                1,168
 Amortization of deferred policy acquisition costs                            3,180                3,205
 Insurance expenses and taxes                                                 3,967                3,468
                                                                       -------------        -------------
   Total Benefits and Expenses                                               20,482               18,997
                                                                       -------------        -------------
   Earnings Before Federal Income Tax Provision                               7,186               11,764

FEDERAL INCOME TAX PROVISION:
 Current                                                                      1,990                2,182
 Deferred                                                                       228                1,779
                                                                       -------------        -------------
   Total Federal Income Tax Provision                                         2,218                3,961
                                                                       -------------        -------------
NET EARNINGS                                                           $      4,968         $      7,803
                                                                       =============        =============










See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                       ---------------------------------
                                                                           1998                 1997
                                                                       ------------         ------------
REVENUES:
 Investment revenue:
  Net investment income                                                $     5,293          $     6,343
  Net realized investment gains (losses)                                      (221)                  15
 Policy charge revenue                                                       3,932                3,350
                                                                       ------------         ------------
   Total Revenues                                                            9,004                9,708
                                                                       ------------         ------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                        3,525                2,838
 Market value adjustment expense                                               285                   89
 Policy benefits (net of reinsurance recoveries:  1998 - $376;
  1997 - $167)                                                                 476                   94
 Reinsurance premium ceded                                                     448                  402
 Amortization of deferred policy acquisition costs                           1,024                1,033
 Insurance expenses and taxes                                                1,595                  964
                                                                       ------------         ------------
   Total Benefits and Expenses                                               7,353                5,420
                                                                       ------------         ------------
   Earnings Before Federal Income Tax Provision                              1,651                4,288

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                       328                1,531
 Deferred                                                                      475                  (34)
                                                                       ------------         ------------
   Total Federal Income Tax Provision                                          803                1,497
                                                                       ------------         ------------
NET EARNINGS                                                           $       848          $     2,791
                                                                       ============         ============










See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands) (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                       ---------------------------------
                                                                           1998                 1997
                                                                       ------------         ------------
NET EARNINGS                                                           $     4,968          $     7,803
                                                                       ------------         ------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

 Net unrealized losses on investment securities:
  Net unrealized holding gains arising during the period                       102                  246
  Reclassification adjustment for gains included in net earnings              (122)              (1,947)
                                                                       ------------         ------------
  Net unrealized losses on investment securities                               (20)              (1,701)

  Adjustments for:
              Policyholder liabilities                                         154                  187

 Income tax (expense) benefit related to items of
  other comprehensive income                                                   (47)                 529
                                                                       ------------         ------------
 Other comprehensive income (loss), net of tax                                  87                 (985)
                                                                       ------------         ------------
COMPREHENSIVE INCOME                                                   $     5,055          $     6,818
                                                                       ============         ============



















See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands) (Unaudited)

                                                                                Three Months Ended
                                                                                  September 30,
                                                                       ---------------------------------
                                                                           1998                 1997
                                                                       ------------         ------------
NET EARNINGS                                                           $       848          $     2,791
                                                                       ------------         ------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:

 Net unrealized gains on investment securities:
  Net unrealized holding gains arising during the period                     1,115                1,219
  Reclassification adjustment for gains included in net earnings              (226)                 (32)
                                                                       ------------         ------------
  Net unrealized gains on investment securities                                889                1,187

  Adjustments for:
              Policyholder liabilities                                        (126)              (1,142)

 Income tax expense related to items of
   other comprehensive income                                                 (267)                 (17)
                                                                       ------------         ------------
 Other comprehensive income, net of tax                                        496                   28
                                                                       ------------         ------------
COMPREHENSIVE INCOME                                                   $     1,344          $     2,819
                                                                       ============         ============



















See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                                                Accumulated
                                                                   Additional                      other           Total
                                                      Common        paid-in       Retained     comprehensive   stockholder's
                                                       stock        capital       earnings     income (loss)      equity
                                                    -----------   -----------   ------------   -------------   -------------
BALANCE, JANUARY 1, 1997                            $    2,200    $   72,040    $     9,219    $     1,095     $   84,554

 Dividend to Parent                                                   (5,781)        (9,219)                      (15,000)

 Net earnings                                                                         9,692                         9,692

 Other comprehensive loss, net of tax                                                               (1,465)        (1,465)
                                                   -----------     -----------  -------------  -------------   -------------
BALANCE, DECEMBER 31, 1997                              2,200          66,259         9,692           (370)        77,781

 Net earnings                                                                         4,968                         4,968

 Other comprehensive income, net of tax                                                                 87             87
                                                   -----------     -----------   ------------  -------------   -------------
BALANCE, SEPTEMBER 30, 1998                        $    2,200      $   66,259    $    14,660   $      (283)    $   82,836
                                                   ===========     ===========   ============  =============   =============























See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                       ---------------------------------
                                                                           1998                 1997
                                                                       ------------         ------------
Cash Flows From Operating Activities:
 Net earnings                                                          $     4,968          $     7,803
  Adjustments to reconcile net earnings to net cash and
     cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                         3,180                3,205
   Capitalization of policy acquisition costs                               (3,885)              (3,651)
   Amortization (accretion) of investments                                    (262)                (100)
   Net realized investment (gains) losses                                      283               (2,119)
   Interest credited to policyholders' account balances                     10,424               10,690
   Provision for deferred Federal income tax                                   228                1,779
   Changes in operating assets and liabilities:
    Accrued investment income                                               (1,189)              (1,551)
    Claims and claims settlement expenses                                    3,785                 (580)
    Federal income taxes - current                                          (1,927)                (568)
    Other policyholder funds                                                  (330)                 879
    Affiliated payables - net                                               (1,280)              (1,109)
   Policy loans on insurance contracts                                        914               (3,752)
   Other - net                                                             (1,038)               2,995
                                                                       ------------         ------------
   Net cash and cash equivalents provided by operating activities           13,871               13,921
                                                                       ------------         ------------
Cash Flows From Investing Activities:
 Sales of available-for-sale securities                                     66,613               58,991
 Maturities of available-for-sale securities                                44,348               37,625
 Purchases of available-for-sale securities                                (80,077)             (78,882)
 Mortgage loans principal payments received                                      -                2,057
                                                                       ------------         ------------
   Net cash and cash equivalents provided by investing activities           30,884               19,791
                                                                       ------------         ------------










See notes to financial statements.                                (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in Thousands) (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                       ---------------------------------
                                                                           1998                 1997
                                                                       ------------         ------------
Cash Flows From Financing Activities:
 Policyholders' account balances:
  Deposits                                                             $    75,141          $    75,813
  Withdrawals (including transfers to / from separate accounts)           (119,510)             (89,625)
                                                                       ------------         ------------
    Net cash and cash equivalents used by financing activities             (44,369)             (13,812)
                                                                       ------------         ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      386               19,900

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                          10,063                7,828
                                                                       ------------         ------------
 End of period                                                         $    10,449          $    27,728
                                                                       ============         ============
Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                 $   3,916            $   2,749
  Intercompany interest                                                      119                  322




















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

The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles and prevailing industry practice requires management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates. Results for the three months and nine months ended September 30, 1998 and 1997 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K ("1997 Report").

NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of New York and the National Association of Insurance Commissioners. Statutory capital and surplus at September 30, 1998 and December 31, 1997, was $55.8 million and $51.1 million, respectively. For the nine month periods ended September 30, 1998 and 1997, statutory net income was $4.1 million and $8.6 million, respectively.


NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as available-for-sale and are recorded at fair value. The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with investments classified as available-for-sale. These adjustments are recorded in accumulated other comprehensive income (loss), which is a component of stockholder's equity, and assume that the unrealized gain or loss on available-for-sale securities was realized. These investments primarily support in-force, universal life-type contracts. The following reconciles net unrealized investment loss recorded in accumulated other comprehensive loss at September 30, 1998 and December 31, 1997:

                                             September 30,      December 31,
                                                 1998              1997
                                             -------------     -------------
                                                      (In Thousands)

 Assets:
  Fixed maturity securities                   $    5,399        $     5,263
  Equity securities                                 (957)              (801)
                                             -------------      -------------
                                                   4,442              4,462
                                             -------------      -------------
 Liabilities:
  Policyholders' account balances                  4,878              5,032
  Federal income taxes - deferred                   (153)              (200)
                                             -------------      -------------
                                                   4,725              4,832
                                             -------------      -------------
 Stockholder's equity:
  Accumulated other comprehensive loss         $    (283)       $      (370)
                                             =============      =============

NOTE 4.  ACCOUNTING PRONOUNCEMENTS

During 1997, the Company early adopted SFAS No. 130, "Reporting Comprehensive Income". This pronouncement establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income is defined as all non-owner changes in equity during a period and is reported in the Statements of Comprehensive Income included herein for the three month and nine month periods ended September 30, 1998 and 1997.

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This pronouncement requires a Company to present disaggregated information based on the internal segments used in managing its business. This pronouncement is effective for annual periods beginning after December 31, 1997, and for interim periods beginning in the following year. Adoption will not impact the Company's financial position or results of operations, but it will may affect the presentation of the Company's disclosures.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". This pronouncement will be effective for annual periods beginning after June 15, 1999. Adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 5.  RECLASSIFICATIONS:

To facilitate comparison with the current year, certain amounts in the prior year have been reclassified.

Item 2  Management's Narrative Analysis of the Results of
Operations

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three month and nine month periods ended September 30, 1998 and 1997. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 1997 Financial Statements and Notes to Financial Statements and the Management's Narrative Analysis of the Results of Operations included in the 1997 Report.

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

During the third quarter 1998, the global economic crisis intensified as the financial problems in Asia spread to the emerging market economies of Eastern Europe and Latin America. Domestically, investor concerns regarding that impact of expanding global economic instability resulted in the emergence of two important economic factors during the quarter. First, the continued flight to quality to the U.S Treasury market widened credit spreads to historically unprecedented levels, relative to the current yield on U.S. Treasury securities. During the third quarter, the interest rate on the 30 year U.S Treasury Bond dropped 66 basis points to yield 4.97%. During the same time period, rates on medium term Treasury securities, defined as 1 to 10 year terms, decreased on average 112 basis points. In the corporate bond market, the combined effects of record levels of debt issuance, investor concern regarding corporate earnings and the disappearance of liquidity in certain markets increased that market's overall credit risk. The second factor was the sharp decline in the equity markets. During the third quarter, the Standard & Poor's 500 Composite Stock Price Index decreased
10.3% eliminating most of the gains of the first six months of 1998.

Life insurance and annuity deposits increased $0.4 million (or 1%) to $32.6 million and $6.7 million (or 8%) to $88.0 million in the third quarter and nine month periods ended September 30, 1998, respectively, as compared to the same periods in 1997. Excluding internal tax-free exchanges the current three month and nine month periods both decreased $0.7 million. Including internal tax-free exchanges, variable annuity sales represent approximately 90% of the Company's total sales at September 30, 1998. Variable annuity deposits increased $0.7 million (or 3%) to $28.9 million and increased $10.5 million (or 15%) to $79.2 million in the third quarter and nine month periods ended September 30, 1998, respectively, as compared to the same periods in 1997. Management attributes the increase in variable annuity sales to changes in the Company's distribution structure. Previously, specialists supporting the sales force were responsible for both life and annuity products. Beginning in 1997 and into 1998, the Company created two specialist positions within each district where it was geographically feasible. One specializes in estate planning life insurance products while the other specializes in annuity and single premium life products. This increase in the number of product specialists has resulted in a greater and more focused coverage of the Company's sales force. Additionally, the Company is beginning to realize the benefits from its sales force training programs implemented over the past two years. Future variable product sales, however, could be negatively impacted due to continued volatility in the equity markets.

On June 5, 1998, the Company introduced five new investment options for its variable annuity product designed to complement the investment objectives of the twenty-one pre-existing fund options. Three of the new investment options are managed by Merrill Lynch Asset Management, L.P., an affiliated investment advisor, one is managed by Hotchkis & Wiley, an affiliated investment advisor, and one is managed by an unaffiliated investment advisor. Also, during 1998, the Company closed two pre-existing funds to new allocations.

Policy and contract surrenders increased $5.3 million (or 52%)
to $15.5 million and $23.7 million (or 72%) to $56.7 million for the three month and nine month periods ended September 30, 1998, respectively, compared to the equivalent periods in 1997. During the current nine month period, variable annuity surrenders increased $5.0 million to $12.1 million primarily due to the growth of that block of business. During the same period, modified guaranteed annuity surrenders increased $13.5 million to $25.3 million due to the generally lower interest rate environment during the first nine months of 1998 as compared to the same period in 1997.  During periods of lower interest rates,
modified guaranteed annuity contractholders are more inclined to surrender their contracts for two reasons. First, contractholders can lock-in gains resulting from the market
value adjustment, which is applied to withdrawals made prior to the expiration of the stated guarantee period. The market value adjustment has an inverse relationship to changes in interest
rates.   Second, interest crediting rates offered upon renewal
are generally lower than the rates that had been credited prior to the renewal date.

During the first nine months of 1998, separate account assets increased $43.9 million (or 5.9%) to $784 million as strong investment performance during the first half of 1998 reversed during the volatile third quarter. The following table compares the movement in separate account assets during the first three quarters of 1998:

                                                                    Year-
                                          1st      2nd      3rd      to-
     (In Millions)                        Qtr      Qtr      Qtr     date
     -------------                       -----    -----   -------  -------
Variable product investment performance  $61.6    $15.8   ($81.6)  ($ 4.2)
Variable product net cash inflow          12.8     15.1     20.2     48.1
                                         ------   ------  -------  -------
Total increase (decrease) in separate
 account assets                          $74.4    $30.9   ($61.4)   $43.9

Percentage increase (decrease)            10.1%    3.8%   ( 7.3%)    5.9%


To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 1998, the Company's assets included $172 million of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of September 30, 1998 approximately $16.8 million (or 8.0%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

The Company has exposure to selected emerging markets that include those securities issued by sovereigns or corporations of Asia (excluding Japan), Eastern Europe, Latin America and Mexico. At September 30, 1998, the Company held $6.7 million in emerging market securities with an approximate unrealized loss of $0.6 million.

Year 2000 Compliance

As the millenium approaches, the Company has undertaken initiatives to address the Year 2000 problem (the "Y2K problem") in conjunction with the Merrill Lynch & Co. Year 2000 Compliance Initiative. The Y2K problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

The Company believes that it has identified and evaluated its internal Y2K problem and is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. The Company expects the renovation phase (as discussed below) of its Year 2000 efforts to be substantially completed by December 31, 1998, thereby allowing it to focus on additional testing efforts and integration of the Year 2000 programs during 1999. In order to focus attention on the Y2K problem, management has deferred certain other technology projects; however this deferral is not expected to have a material adverse effect on the Company's business, results of operations, or financial condition.

The failure of the Company's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, or financial condition.
This effect could include disruption of normal business transactions, such as the processing of contractholder transactions, the valuation of contractholder liabilities and the recording and valuation of assets. The Y2K problem could also increase the Company's exposure to risk and its need for liquidity.

In 1995, Merrill Lynch & Co. established the Year 2000 Compliance Initiative, which is an enterprisewide effort to address the risks associated with the Y2K problem, both internal and external. The Year 2000 Compliance Initiative's efforts to address the risks associated with the Y2K problem have been organized into six segments or phases: planning, pre-renovation, renovation, production testing, certification, and integration testing.

The planning phase involved defining the scope of the Year 2000 Compliance Initiative, including its annual budget and strategy, and determining the level of expert knowledge available within Merrill
Lynch & Co. regarding particular systems or application. The pre-renovation phase involved developing a detailed enterprisewide inventory of applications and systems, identifying the scope of necessary renovations to each application or system, and establishing a conversion schedule. During the renovation phase, source codes are actually converted, date fields are expanded or windowed (windowing is used on an exception basis only), test data is prepared, and each system or application is tested using a variety of Year 2000 scenarios. The production testing phase validates that a renovated system is funtionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. The certification phase validates that a system can run successfully in a Year 2000 environment. Finally, the integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems.

In 1996 and 1997, as part of the planning and pre-renovation phases, both plans and funding of plans for inventory, preparation, renovation, and testing of computer systems for the Y2K problem were approved. All plans for both mission-critical and non-mission-critical systems are tracked and monitored. The work associated with the Year 2000 Compliance Initiative has been accomplished by Merrill Lynch & Co. employees, with the assistance of consultants where necessary.

As part of the production testing and certification phases, the Company has performed and will continue to perform, both internal and external Year 2000 testing intended to address the risks from the Y2K problem.

The Company is in the process of developing its contingency plans, with the particular choice of contingency action dependent on the severity of the problem being addressed, the availability of alternative products and the level of importance of the business activity supported by the problematic system. As part of the Year 2000 Compliance Initiative, Merrill Lynch & Co. has undertaken a business readiness/risk management effort in which each line of business will identify scenarios in order to develop plans to reduce risks associated with a Y2K problem.

The Company continues to survey and communicate with parties with whom it has important relationships that may be associated with information technology Y2K problems, as well as parties that may be associated with non-information technology Y2K problems. Management is unable, at this point, to ascertain whether all such third parties will successfully address the Y2K problem. The Company will continue to monitor third parties' Year 2000 readiness to determine whether additional or alternative measures are necessary. Such measures may include the selection of alternate third parties or other efforts designed to mitigate some of the effects of a third party's noncompliance. However, there can be no assurance that all Y2K problems will be identified and remediated on a timely basis or that all remediation efforts will be successfull. The failure of third parties to resolve their own processing issues in a timely manner could have a material adverse effect on the Company's business, results of operations, or financial condition.

The primary costs associated with the Year 2000 Compliance Initiative are incurred by Merrill Lynch & Co. and are not directly allocated to the various business units. These costs include planning and oversight of the Year 2000 Compliance Initiative, as well as certain Information Systems personnel costs involved in implementation and testing. All other costs incurred by the Company, primarily non-Information Systems personnel costs, system upgrades and replacement of desk-top software, have not been material to the Company's financial condition or results of operations and are not anticipated to be material in future periods.


Results of Operations

For the nine month periods ended September 30, 1998 and 1997, the Company reported net earnings of $5.0 million and $7.8
million, respectively.   For the three month periods ended
September 30, 1998 and 1997, the Company reported net earnings of $0.8 million and $2.8 million, respectively.

Interest spread on fixed rate contracts decreased $1.7 million and $2.5 million for the three month and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997. During the third quarter 1997, the Company determined that certain policyholder reserves exceeded amounts required resulting in reductions to those policyholders' account balances. Excluding these reductions, interest spread decreased $0.7 million and $1.5 million for the three month and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997. The reduction in interest spread is primarily a result of the Company's $15 million dividend payment to its stockholder during the fourth quarter 1997 and the declining number of fixed rate contracts in-force.

Net realized investment gains (losses) decreased $0.2 million and $2.4 million for the three month and nine month periods ended September 30, 1998, respectively, compared to the equivalent periods in 1997. During the third quarter 1998, the Company incurred $0.3 million in credit-related losses from the sale of emerging market securities. During the first quarter 1997, the Company realized a $2.0 million credit related gain on the disposition of a single preferred stock investment.

Policy charge revenue increased $0.6 million (or 17%) and $2.0 million (or 21%) during the third quarter and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997. The increase in policy charge revenue is primarily attributable to the increase in policyholders' variable account balances. Average variable account balances increased $97 million (or 14%) and $146 million (or 22%) during the current three month and nine month periods, respectively, as compared to the same periods in 1997.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. The market value adjustment expense increased $0.2 million (or 220%) and $0.3 million (or 165%) during the current three month and nine month periods consistent with an increase in surrender activity resulting from the lower interest rate environment in 1998.

Policy benefits increased $0.4 million (or 406%) and $0.9 million (or 310%) during the three and nine month periods ended September 30, 1998 respectively, compared to the equivalent periods in 1997. The increase in policy benefits is due to increased mortality in variable life products.

Insurance expenses and taxes increased $0.6 million (or 65%) and $0.5 million (or 14%) during the third quarter and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997. During the third quarter 1998, the Company incurred expenses of $0.3 million due to the writedown of various leasehold improvements and other expenses associated with the closure of its New York service center, as well as, $0.1 million in certain employee compensation related allocations from Merrill Lynch & Co. Additionally, insurance department fees increased $0.1 million during the third quarter 1998 as compared to the third quarter 1997, primarily due to the timing of invoices received from the insurance department.

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

Date: November 12, 1998

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
-------         -----------

  27            Financial Data Schedule