Form 10-K405
period 1998-12-31
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1999-03-30
CIK 862923

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

              Commission File Nos. 33-34562; 33-60288; 333-48983

                      ML LIFE INSURANCE COMPANY OF NEW YORK
             (Exact name of Registrant as specified in its charter)

          New York                                       16-1020455
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                          100 Church Street, 11th Floor
                          New York, New York 10080-6511
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 602-8250
                  ----------------------------------------------
                 (Registrant's telephone no. including area code)

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

                                     PART I

Item 1. Business.

        The Registrant is engaged in the sale of life insurance and annuity products. The Registrant is a stock life insurance company organized under the laws of the State of New York on November 28, 1973. The Registrant is currently subject to primary regulation by the New York State Insurance Department. The Registrant is a direct wholly owned subsidiary of Merrill Lynch Insurance Group ("MLIG"). MLIG is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co."), a corporation whose common stock is traded on the New York Stock Exchange.

        Information pertaining to contract owner deposits, contract owner account balances, and capital contributions can be found in the Registrant's financial statements which are contained herein.

        The Registrant is currently licensed to conduct life insurance and annuity business in nine states. It currently sells its annuity products and variable life insurance products only in the state of New York. During 1998, annuity and life insurance sales were made principally in New York (87%, as measured by total contract owner deposits).

        The Registrant's life insurance and annuity products will be sold only by licensed agents through Merrill Lynch Life Agency, Inc. ("MLLA") which is a wholly owned subsidiary of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), pursuant to a general agency agreement by and between the Registrant and MLLA. Sales are made by career life insurance agents whose sole responsibility is the sale and servicing of insurance, and by Financial Consultants of MLPF&S who are also licensed as insurance agents. At December 31, 1998, approximately 1,976 agents of MLLA were authorized to act for the Registrant.

Item 2. Properties.

        The Registrant's home office is located at 100 Church Street, 11th Floor, New York, New York. This office space is leased from MLPF&S. In addition, personnel performing services for the Registrant pursuant to its Management Services Agreement operate in MLIG office space. Merrill Lynch Insurance Group Services, Inc. ("MLIGS"), an affiliate of MLIG owns office space in Jacksonville, Florida. MLIGS also leases certain office space in Springfield, Massachusetts from Picknelly Family Limited Partnership. MLIG occupies certain office space in Plainsboro, New Jersey through Merrill Lynch & Co. An allocable share of the cost of each of these premises is paid by the Registrant through the service agreement with MLIG.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        (a) The Registrant is a wholly owned subsidiary of MLIG, which is an indirect wholly owned subsidiary of Merrill Lynch & Co. MLIG is the sole record holder of Registrant's shares. Therefore, there is no public trading market for Registrant's common stock.

        During 1998, the Registrant did not pay any dividends. On December 12, 1997, the Registrant paid a $15,000,000 dividend to MLIG. The Registrant has declared no cash dividends on its common stock at any other time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of New York, notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. See Note 7 to the Registrant's financial statements.

        (b) Not applicable.

Item 6. Selected Financial Data.

        Information called for by this item is omitted pursuant to General Instruction I. of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.

BUSINESS ENVIRONMENT

The Registrant (also referred to as "ML of New York") conducts its business in the life insurance and annuity markets of the financial services industry. These markets are faced with an increased strengthening of the regulatory environment with particular emphasis on company solvency and sales practice monitoring.

Significant mergers within the financial services industry, as well as legislative and judicial processes, are challenging the legal barriers that have historically segregated many of its markets. The distribution channels for life insurance and annuity products continue to diversify and now include banks, full service and discount securities brokers, financial planners and the Internet.

Tax legislation, enacted during the third quarter 1997, increased the competitiveness of non-insurance products in the individual retirement market by reducing the long-term capital gains tax rate and creating new non-deductible Individual Retirement Accounts (i.e., Roth IRAs). Additionally, current tax legislative proposals, which are in various stages of the political process, may have a material impact on the life insurance industry by reducing or eliminating the tax advantages on certain products.

Demographically, the population is aging, which favors life insurance and annuity products. In particular, management anticipates that markets will expand for estate planning products and annuities, albeit in a more competitive environment.

ECONOMIC ENVIRONMENT

During 1998, the propagation of economic instability among certain Asian, Eastern European and Latin American economies, and its influence on investors worldwide, contributed to the emergence of three important economic factors in the U.S:

-      lower interest rates
-      widening credit spreads
-      equity market volatility

Investors' flight to quality resulted in an 83 basis point decrease on the interest rate of the 30 year U.S. Treasury Bond, dropping its yield to 5.09% at December 31, 1998. Similarly, rates on medium term U.S Treasury securities, defined as 1 to 10 year terms, decreased 108 basis points to yield, on average, 4.56%.

In the corporate bond market, the combined effects of record levels of debt issuance, investor concern regarding corporate earnings and the disappearance of liquidity in certain markets resulted in a significant widening of interest rate spreads as compared to U.S. Treasury securities. The spread between the 5-year U.S Treasury Bond Index and the 5-year Corporate Financial Bond Index increased from approximately 58 basis points at December 1997 to approximately 168 basis points at December 1998.

Equity market volatility was prevalent primarily during the second half of 1998. After increasing approximately 17% through mid-year, the Standard & Poor's 500 Composite Stock Price Index ("S&P Index") dipped 10% during the third quarter before rebounding 21% during the fourth quarter.

SUMMARY

ML of New York sells variable and interest sensitive life insurance and annuity products through Merrill Lynch & Co.'s retail network of Financial Consultants. ML of New York competes for Merrill Lynch & Co.'s clients' life insurance and annuity business with non-affiliated insurers whose products are also sold through Merrill Lynch & Co.'s retail network ("non-proprietary products"), and with insurers who solicit this business directly. The product lines that ML of New York offers are focused in the highly competitive market segments of retirement and estate planning. ML of New York competes in these market segments by integrating its products into Merrill Lynch & Co.'s planning-based financial management program.

ML of New York's financial management is based on prudent investment and liability management and regular monitoring of its risk profile. ML of New York also seeks to provide superior customer service and financial management to promote the competitiveness of its products. ML of New York's customer service centers have established standards of performance that are monitored on a regular basis. Managers and employees in the customer service centers are periodically evaluated based on their performance in meeting these standards.

ML of New York has strategically placed its marketing emphasis on the sale of variable annuities, modified guaranteed annuities and variable life insurance products. These products are designed to address the retirement and estate planning needs of Merrill Lynch & Co.'s clients. The variable annuity product provides tax-deferred savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. The modified guaranteed annuity product provides a guaranteed fixed interest-crediting rate for a period selected by the contract owner, but imposes a market value adjustment for withdrawals prior to the expiration of the guarantee period. ML of New York offers a variable life insurance product that provides life insurance protection and allows the policyholder to allocate the cash value of the policy to underlying mutual fund portfolios. The following table summarizes ML of New York's sales activity for the three years ending December 31, 1998:

                                                  Premiums Collected                          % Change
                                     ---------------------------------------------- -----------------------------
                                         1998            1997           1996          1998 - 1997    1997 - 1996
                                     -------------- --------------- --------------- -------------- --------------
                                                    (In Millions)
Variable Annuities                   $          97  $          101  $           24            -4%           321%

Modified Guaranteed                              2               5               5           -60%             0%
Annuities

Variable Life Insurance                         10              11               8            -9%            38%
                                     -------------- --------------- --------------- -------------- --------------

  Total Premiums                     $         109  $          117  $           37            -7%           216%
                                     ============== =============== =============== ============== ==============

During 1998, ML of New York's total sales decreased 7%, but remained strong overall, exceeding the $100 million level for the second consecutive year. Variable annuity products continued to dominate overall sales by comprising 89%, 86% and 65% of total sales volume for the years ended 1998, 1997 and 1996, respectively.

During 1997, ML of New York changed its distribution structure. Previously, specialists supporting the sales force were responsible for both life and annuity products. Beginning in 1997 and culminating during the second quarter 1998, ML of New York created two specialist positions within each sales district where it was geographically feasible. The new distribution structure has resulted in a greater and more focused coverage of ML of New York's sales force and has, in management's view, contributed to the continued strength in variable product sales.

Variable annuity sales decreased 4% during 1998 as compared to record sales levels in 1997. During 1997, variable annuity sales increased 321% as compared to 1996. The decrease in 1998 sales occurred primarily during the second half of the year amid increased volatility in the equity markets. Overall, variable annuity sales have remained strong over the last two years. Management attributes the strong variable annuity sales to enhanced sales efforts related to the addition of new investment options. Since December 1996, ML of New York has added ten new investment options to certain of its variable annuity products, some of which are managed by unaffiliated investment advisors. A number of these mutual fund portfolios generally have aggressive growth investment objectives that complement the underlying portfolios managed by Merrill Lynch Asset Management, LP ("MLAM"), an indirect subsidiary of Merrill Lynch & Co. Additionally, management believes that the generally favorable equity markets over the past three years has also contributed to the strength of variable annuity sales. During 1998, 1997 and 1996, the S&P Index has risen 27%, 31% and 20%, respectively. Future variable annuity sales could be negatively impacted by continued volatility in the equity markets.

Merrill Lynch & Co. offers an asset allocation service to ML of New York variable annuity contract owners. An investment advisor allocates the participating contract owner's account value among the available underlying mutual fund portfolios based on the contract owner's investment objectives and risk tolerance. ML of New York does not receive any financial remuneration from Merrill Lynch & Co. for this service; however, management believes that its availability has had a positive effect on variable annuity sales volume.

As previously stated, one of ML of New York's core goals is to provide superior customer service to its clients. As evidence of progression towards this goal, ML of New York received the DALBAR Annuity Service Award for its Retirement Plus variable annuity during both 1998 and 1997.

During 1998, policy and contract surrenders increased $16.6 million (or 32%) to $68.0 million as compared to 1997. During 1998, variable annuity surrenders increased $4.1 million (or 40%) to $14.5 million primarily due to growth of that block of business. During the same period, modified guaranteed annuity surrenders increased $8.4 million (or 45%) to $26.8 million due to the lower interest rate environment during 1998 as compared to 1997. During periods of lower interest rates, modified guaranteed annuity contractholders are more inclined to surrender their contracts for two reasons. First, contractholders can lock-in gains resulting from the market value adjustment, which is applied to withdrawals made prior to the expiration of the stated guarantee period. The market value adjustment has an inverse relationship to changes in interest rates. Second, interest-crediting rates offered upon renewal are generally lower than the rates that had been credited prior to the renewal date.

FINANCIAL CONDITION

At December 31, 1998, ML of New York's assets were $1.2 billion, or $109 million higher than the $1.1 billion in assets at December 31, 1997. The increase in assets is attributable to increases in separate account assets. During 1998, separate account assets increased $147 million (or 20%) to $887 million. The increase is attributable to two factors. First, the separate accounts benefited from strong investment performance associated with the generally rising equity markets. During 1998, the separate accounts increased $92 million due to price appreciation in the underlying mutual funds supporting the variable products. Second, net cash inflow to the variable products contributed $55 million to the growth in separate account assets.

General account assets decreased $38 million primarily due to the declining number of fixed-rate contracts in-force.

Despite the moderate decrease in sales and increase in policy and contract surrenders during 1998, ML of New York experienced deposits that exceeded contract owner withdrawals. Deposits for 1998 were $94 million compared to withdrawals of $75 million, resulting in a net cash inflow from contract owner activity of $19 million.

ML of New York maintains a conservative general account investment portfolio. ML of New York has no mortgage or real estate investments. The following schedule identifies ML of New York's general account invested assets by type:

Investment Grade Fixed Maturity Securities...................................     63%
Policy Loans.................................................................     29%
Equity Securities............................................................      5%
Non-Investment Grade Fixed Maturity Securities...............................      3%
                                                                             ---------
                                                                                 100%
                                                                             =========

ML of New York's investment in collateralized mortgage obligations ("CMO") and mortgage backed securities ("MBS") had a carrying value of $14 million as of December 31, 1998. At December 31, 1998, approximately 99% of ML of New York's CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from similarly rated corporate securities.

As of December 31, 1998, ML of New York had 3,180 life insurance and annuity contracts in-force with interest rate guarantees. The estimated average rate of interest credited on behalf of contract owners was 5.46% during 1998. Invested assets with an estimated effective yield of 6.61% supported the liabilities related to insurance contracts with interest rate guarantees during 1998.

LIQUIDITY AND CAPITAL RESOURCES

ML of New York's liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in-force. ML of New York has developed and utilizes a cash flow projection system and regularly performs asset / liability duration matching in the management of its asset and liability portfolios. ML of New York anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 1998, ML of New York's assets included $191 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

In order to continue to market life insurance and annuity products, ML of New York must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles ("GAAP") in two major respects. First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under

GAAP they are amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves for new business in some cases may initially exceed the statutory revenues attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

The National Association of Insurance Commissioners utilizes the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company's risk profile. As of December 31, 1998 and 1997, based on the RBC formula, ML of New York's total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.

ML of New York has received claims paying ability ratings from the major insurance rating agencies as follows: Standard and Poor's - "AA-", Fitch Investor Services - "AA" and Moody's - "Aa3". Additionally, during 1998, ML of New York's A.M. Best rating was upgraded from "A" to "A+".

ML of New York has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks that ML of New York assumes, but will allow ML of New York to reduce its absolute level of surplus. In implementing this plan, ML of New York paid a dividend to MLIG of $15 million and $35 million during 1997 and 1996, respectively. No dividends were paid during 1998.

ML of New York believes that it will be able to fund the capital and surplus requirements of projected new business from current statutory earnings and existing statutory capital and surplus. If sales of new business significantly exceed projections, ML of New York may have to look to its parent and other affiliated companies to provide the capital or borrowings necessary to support its current marketing efforts. ML of New York's future marketing efforts could be hampered should its parent and/or affiliates be unwilling to commit additional funding.

YEAR 2000 COMPLIANCE

As the millennium approaches, ML of New York has undertaken initiatives to address the Year 2000 problem (the "Y2K problem") in conjunction with the Merrill Lynch & Co. Year 2000 Compliance Initiative. The Y2K problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

ML of New York believes that it has identified and evaluated its internal Y2K problem and is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. The resource-intensive renovation phase (as discussed further) of ML of New York's Year 2000 efforts was approximately 92% completed as of year-end 1998. ML of New York will focus primarily on completing its renovation efforts and testing and on integration of the Year 2000 programs during the remainder of 1999. In order to focus attention on the Y2K problem, management has deferred certain other technology projects; however this deferral is not expected to have a material adverse effect on ML of New York's business, results of operations, or financial condition.

The failure of ML of New York's technology systems relating to a Y2K problem would likely have a material adverse effect on ML of New York's business, results of operations, or financial condition. This effect could include disruption of normal business transactions, such as the processing of contractholder transactions, the valuation of contractholder liabilities and the recording and valuation of assets. The Y2K problem could also increase ML of New York's exposure to risk and its need for liquidity.

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

The planning phase involved defining the scope of the Year 2000 Compliance Initiative, including its annual budget and strategy, and determining the level of expert knowledge available within Merrill Lynch & Co. regarding particular systems or applications. The pre-renovation phase involved developing a detailed enterprisewide inventory of applications and systems, identifying the scope of necessary renovations to each application or system, and establishing a conversion schedule. During the renovation phase, source codes are actually converted, date fields are expanded or windowed (windowing is used on an exception basis only), test data is prepared, and each system or application is tested using a variety of Year 2000 scenarios. The production testing phase validates that a renovated system is functionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. The certification phase validates that a system can run successfully in a Year 2000 environment. The integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems. Finally, as ML of New York continues to implement new systems, they are also being tested for Year 2000 readiness.

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

As part of the production testing and certification phases, ML of New York has performed, and will continue to perform, both internal and external Year 2000 testing intended to address the risks from the Y2K problem. As of year-end 1998, production testing was approximately 92% completed.

ML of New York continues to survey and communicate with third parties whose Y2K readiness is important to the company. Information technology and non-information technology vendors and service providers are contacted in order to obtain their Y2K compliance plans. Based on the nature of the response and the importance of the product or service involved, ML of New York determines if additional testing is needed. The results of these efforts are maintained in a database that is accessible throughout Merrill Lynch & Co. Third parties that have been contacted include vendors and service providers; a process to access and rate their responses has been developed. This information will be used by ML of New York to manage risk resulting from the Y2K problem. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. ML of New York will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. In connection with information technology and non-information technology products and services, contingency plans may include selection of alternate vendors or service providers and changing business practices so that a particular system is not needed. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all Y2K problems will be identified and remediated on a timely basis or that all remediation will be successful. The failure of exchanges, clearing organizations, vendors, service providers, counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on ML of New York's business, results of operations, and financial condition.

The primary costs associated with the Year 2000 Compliance Initiative are incurred by Merrill Lynch & Co. and are not directly allocated to the various business units. These costs include planning and oversight of the Year 2000 Compliance Initiative, as well as certain Information Systems personnel costs involved in implementation and testing. All other costs incurred by ML of New York, primarily non-Information Systems personnel costs, systems upgrades and replacement of desk-top software, have not been material to ML of New York's results of operations or financial condition. However, there can be no assurance that the costs associated with remediation efforts or the possible failure of remediation efforts would not have a material adverse effect on ML of New York's business, results of operations, and financial condition.

RESULTS OF OPERATIONS

ML of New York's gross earnings are principally derived from two sources:

- the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as spread, and

-  the charges imposed on variable life insurance and variable annuity contracts

The costs associated with acquiring contract owner deposits are amortized over the period in which ML of New York anticipates holding those funds. In addition, ML of New York incurs expenses associated with the maintenance of in-force contracts.

1998 compared to 1997

ML of New York recorded net earnings of $4.8 million and $9.7 million for 1998 and 1997, respectively.

Net earnings derived from interest spread decreased $3.2 million during 1998 as compared to 1997. During 1997, Merrill Lynch Life determined that certain policyholder reserves exceeded amounts required resulting in reductions to those reserves. Excluding these reductions, interest spread decreased $2.2 million during 1998 as compared to 1997. The reduction in interest spread is primarily a result of ML of New York's $15 million dividend payment to its stockholder during the fourth quarter 1997 and the declining number of fixed rate contracts in-force.

Net realized investment losses were $2.0 million during 1998 as compared to net realized investment gains of $1.9 million during 1997. During 1998, ML of New York incurred $1.9 million in credit-related losses due to the book value adjustment on one fixed maturity security. During 1997, ML of New York realized a $2.0 million credit-related gain on the disposition of a single equity security investment.

Policy charge revenue increased $2.4 million (or 19%) during the current year as compared to 1997. The increase in policy charge revenue is primarily attributable to the increase in policyholders' variable account balances. During 1998, average variable account balances increased $140 million (or 21%) as compared to 1997.

The market value adjustment expense is attributable to ML of New York's modified guaranteed annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During 1998, the market value adjustment expense increased $0.3 million (or 144%) as compared to 1997 consistent with the increase in surrender activity resulting from the lower interest rate environment in 1998.

Policy benefits increased $0.8 million (or 109%) during 1998 as compared to 1997 due to increased mortality for variable life insurance products.

Reinsurance premium ceded increased $0.1 million (or 8%) to $1.7 million during 1998. This increase is attributable to the combined effect of the increasing age of policyholders and increased insurance in-force.

Amortization of deferred policy acquisition costs increased $1.6 million to $5.8 million in 1998. Approximately $1.5 million of the increase is attributable to the retrospective adjustment of deferred policy acquisition costs as a result of revising estimated future gross profits assumptions for certain life insurance and annuity products.

Insurance expenses and taxes increased $0.3 million (or 7%) during 1998 as compared to 1997. During the third quarter 1998, the Company incurred $0.3 million in expenses due to the writedown of various leasehold improvements and other expenses associated with the closure of its New York service center.

1997 compared to 1996

ML of New York recorded net earnings of $9.7 million and $9.2 million for 1997 and 1996, respectively.

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

The decrease in policy benefits of $0.5 million during 1997 as compared to 1996 is attributable to favorable mortality experienced during the current year.

Reinsurance premium ceded increased $0.3 million to $1.6 million during 1997. This increase is attributable to the combined effect of the increasing age of policyholders and increased insurance in-force resulting from the strong equity markets.

Segment Information

ML of New York's operating results are categorized into two business segments:
Life Insurance and Annuities. ML of New York's Life Insurance segment consists of variable life insurance products and interest-sensitive life products. ML of New York's Annuity segment consists of variable annuities and interest-sensitive annuities. All other earnings represent earnings on assets that do not support contractholder liabilities. Net earnings by segment were as follows:

          Segment                1998              1997             1996
          -------                ----              ----             ----
      Life Insurance             $0.5              $2.1             $2.1
         Annuities               $2.6              $5.3             $4.6
           Other                 $1.7              $2.3             $2.5

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with Merrill Lynch Life's consolidated financial condition and results of operations presented herein.

ML of New York is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 1998.

Inflation

ML of New York's operations have not been materially impacted by inflation and changing prices during the preceding three years.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential change in a financial instrument's value caused by fluctuations in certain underlying risk factors. ML of New York is primarily subject to market risk resulting from fluctuations in interest rates and credit spreads.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities. ML of New York manages interest rate risk as part of its asset / liability management strategy. For each portfolio, management monitors the expected changes in assets and liabilities, as produced by ML of New York's model, resulting from various interest rate scenarios. Based on these results, management closely matches the duration and convexity of insurance liabilities to the duration and convexity of assets supporting those liabilities.

The following table presents the estimated net impact on the fair value of non-trading investments and interest sensitive liabilities resulting from various hypothetical interest rate scenarios, based on assumptions contained in ML of New York's model:

   Change in Interest Rates         Change in Fair Value
      + 100 basis points                   ($2.6)
       + 50 basis points                   ($1.4)
       - 50 basis points                    $1.5
      - 100 basis points                    $3.0

ML of New York's model is based on existing business inforce as of year-end 1998 without considering the impact of new life insurance and annuity sales on assets or liabilities. The model incorporates ML of New York's fixed maturity securities and preferred equity investments excluding variable rate securities with rate resettings in less than ninety days, securities with a maturity of less than ninety days, and securities that are in or near default. The changes in interest rate scenarios, noted above, assume parallel shifts in the yield curve occurring uniformly throughout the year.

Additionally, certain products have features that mitigate the impact of interest rate risk. Examples include surrender charges, market value adjustments, and resetting of interest credited rates (subject to certain guaranteed minimum crediting rates). For interest sensitive life products the guaranteed minimum rate is 4%. For interest sensitive annuity products, excluding modified guaranteed annuities, the guaranteed minimum rates range from 3% to 5%, with the greatest concentration in the 3% to 4% range.

Credit Spread Risk

Credit spread risk arises from the possibility that changes in credit spreads will affect the value of investments. Credit spreads represent the credit risk premiums required by market participants for a given credit quality, i.e., the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (e.g., U.S. Treasury instrument).

The following table presents the estimated net impact on the fair value of non-trading investments resulting from various hypothetical fluctuations in credit spreads, based on assumptions contained in ML of New York's model:

    Change in Credit Spreads         Change in Fair Value
       + 50 basis points                    ($2.9)
       + 10 basis points                    ($0.6)
       - 10 basis points                     $0.6
       - 50 basis points                     $3.0

ML of New York's model is based on existing business inforce as of year-end 1998 without considering the impact of new life insurance and annuity sales on assets. The model incorporates ML of New York's fixed maturity securities and preferred equity investments excluding securities with a maturity of less than ninety days and securities that are in or near default. The changes in credit spreads, noted above, assume a uniform occurrence throughout the year.

Liability valuations for modified guaranteed annuities mitigate ML of New York's exposure to credit spread risk. Contractholder surrender values reflect changes in spread between corporate bonds and U.S. Treasury securities since the market value adjusted account value is based on current crediting rates for new and renewal contracts. These crediting rates are adjusted weekly and reflect current market conditions.

Credit Risk

Credit risk represents the loss that ML of New York would incur if an issuer fails to perform its contractual obligations and the value of the security held has been permanently impaired or is deemed worthless. ML of New York manages its credit risk by setting investment policy guidelines that assure diversification with respect to investment, issuer, geographic location and credit quality. Management regularly monitors compliance of each investment portfolio's status with the investment policy guidelines, including timely updates of credit-related securities.

A number of assumptions must be made to obtain the expected fair value changes noted above. There is no reason to believe that historically simulated interest rate and credit spread movements have any predictive power for future fair value changes. The unprecedented volatility experienced during the third quarter 1998 demonstrates the limitations of these models.

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

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.

                  (a)      Financial Statements and Exhibits.

                           (1) The following financial statements of the Registrant are filed as part of this report:

                           a. Independent Auditors' Report dated February 22, 1999.

                           b.       Balance Sheets at December 31, 1998 and
                                    1997.

                           c. Statements of Earnings for the Years Ended December 31, 1998, 1997 and 1996.

                           d. Statements of Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996.

                           e. Statements of Stockholder's Equity for the Years Ended December 31, 1998, 1997 and 1996.

                           f. Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.

                           g. Notes to Financial Statements for the Years Ended December 31, 1998, 1997 and 1996.

                           (2)      Not applicable.

                           (3) The following exhibits are filed as part of this report as indicated below:

              3.1 Certificate of Amendment of the Charter of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A's registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

              3.2 By-Laws of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A's registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

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

              24.1 Power of attorney of Frederick J. C. Butler. (Incorporated by reference to Exhibit 24(a) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

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

              24.6 Power of attorney of Allen N. Jones. (Incorporated by reference to Exhibit 24(j) to Post-Effective Amendment No. 6 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 27, 1997.)

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

              24.13 Power of attorney of Stanley C. Peterson. (Incorporated by reference to Exhibit 24.13 to Annual Report on Form 10-K, File Nos. 33-34562 and 33-60288, filed March 30, 1998.)

              27.1   Financial Data Schedule is filed herewith.

       (b)    Reports on Form 8-K.

              No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1998.

                          INDEX TO FINANCIAL STATEMENTS
Independent Auditors' Report...............................................................................

Balance Sheets at December 31, 1998 and 1997...............................................................

Statements of Earnings for the Years Ended December 31, 1998, 1997 and 1996 ...............................

Statements of Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996....................

Statements of Stockholder's Equity for the Years Ended December 31, 1998, 1997 and 1996....................

Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996..............................

Notes to Financial Statements for the Years Ended December 31, 1998, 1997 and 1996.........................

INDEPENDENT AUDITORS' REPORT



The Board of Directors of
ML Life Insurance Company of New York:

We have audited the accompanying balance sheets of ML Life Insurance Company of New York (the "Company"), a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc., as of December 31, 1998 and 1997, and the related statements of earnings, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.








February 22, 1999

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997
(Dollars in Thousands)

ASSETS                                                                    1998                  1997
--------                                                             -------------         -------------
INVESTMENTS:
 Fixed maturity securities, at estimated fair value
   (amortized cost: 1998 - $197,588; 1997 - $250,695)                $    200,681          $    255,958
 Equity securities, at estimated fair value
   (cost: 1998 - $14,684; 1997 - $5,830)                                   13,718                 5,029
 Policy loans on insurance contracts                                       88,083                88,163
                                                                     -------------         -------------
   Total Investments                                                      302,482               349,150



CASH AND CASH EQUIVALENTS                                                  18,707                10,063
ACCRUED INVESTMENT INCOME                                                   4,968                 5,416
DEFERRED POLICY ACQUISITION COSTS                                          29,742                30,406
REINSURANCE RECEIVABLES                                                       652                   429
OTHER ASSETS                                                                4,261                 3,405
SEPARATE ACCOUNTS ASSETS                                                  887,170               739,712
                                                                     -------------         -------------
TOTAL ASSETS                                                         $  1,247,982          $  1,138,581
                                                                     =============         =============







See notes to financial statements.

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
                                                                         1998                   1997
                                                                     -------------         -------------
LIABILITIES:
 POLICY LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                   $    269,246          $    307,333
   Claims and claims settlement expenses                                    2,986                 2,007
                                                                     -------------         -------------
          Total policy liabilities and accruals                           272,232               309,340

 OTHER POLICYHOLDER FUNDS                                                   1,783                 1,941
 FEDERAL INCOME TAXES - DEFERRED                                              119                 1,905
 FEDERAL INCOME TAXES - CURRENT                                             1,347                 2,255
 AFFILIATED PAYABLES - NET                                                  1,253                 3,492
 OTHER LIABILITIES                                                          2,124                 2,155
 SEPARATE ACCOUNTS LIABILITIES                                            887,170               739,712
                                                                     -------------         -------------
          Total Liabilities                                             1,166,028             1,060,800
                                                                     -------------         -------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
   authorized, issued and outstanding                                       2,200                 2,200
 Additional paid-in capital                                                66,259                66,259
 Retained earnings                                                         14,462                 9,692
 Accumulated other comprehensive loss                                        (967)                 (370)
                                                                     -------------         -------------
          Total Stockholder's Equity                                       81,954                77,781
                                                                     -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $  1,247,982          $  1,138,581
                                                                     =============         =============

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Dollars in Thousands)


                                                                         1998                  1997                  1996
                                                                     -------------         -------------         -------------
REVENUES:
 Investment revenue:
   Net investment income                                             $     21,549          $     25,465          $     27,520
   Net realized investment gains (losses)                                  (1,998)                1,947                 2,169
 Policy charge revenue                                                     15,484                13,064                11,959
                                                                     -------------         -------------         -------------
        Total Revenues                                                     35,035                40,476                41,648
                                                                     -------------         -------------         -------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                      13,832                14,532                16,586
 Market value adjustment expense                                              567                   232                   301
 Policy benefits (net of reinsurance recoveries: 1998 - $1,191
   1997 - $690; 1996 - $1,584)                                              1,630                   781                 1,311
 Reinsurance premium ceded                                                  1,705                 1,584                 1,262
 Amortization of deferred policy acquisition costs                          5,759                 4,119                 3,784
 Insurance expenses and taxes                                               4,900                 4,563                 4,595
                                                                     -------------         -------------         -------------
        Total Benefits and Expenses                                        28,393                25,811                27,839
                                                                     -------------         -------------         -------------

        Earnings Before Federal Income Tax Provision                        6,642                14,665                13,809

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                    3,337                 2,905                   102
 Deferred                                                                  (1,465)                2,068                 4,488
                                                                     -------------         -------------         -------------
        Total Federal Income Tax Provision                                  1,872                 4,973                 4,590
                                                                     -------------         -------------         -------------
NET EARNINGS                                                         $      4,770          $      9,692          $      9,219
                                                                     =============         =============         =============







See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Dollars in Thousands)


                                                                          1998                 1997                 1996
                                                                     -------------         ------------         -------------
NET EARNINGS                                                         $      4,770          $     9,692          $      9,219
                                                                     -------------         ------------         -------------
OTHER COMPREHENSIVE LOSS, NET OF TAX:

 Net unrealized gains (losses) on investment securities:
   Net unrealized holding losses arising during the period                 (4,329)                (413)               (4,206)
   Reclassification adjustment for (gains) losses included
     in net earnings                                                        1,994               (1,771)               (1,858)
                                                                     -------------         ------------         -------------
    Net unrealized losses on investment securities                         (2,335)              (2,184)               (6,064)

    Adjustments for:
              Policyholder liabilities                                      1,417                  (70)                5,380

 Income tax benefit related to items of
   other comprehensive loss                                                   321                  789                   240
                                                                     -------------         ------------         -------------
 Other comprehensive loss, net of tax                                        (597)              (1,465)                 (444)
                                                                     -------------         ------------         -------------
COMPREHENSIVE INCOME                                                 $      4,173          $     8,227          $      8,775
                                                                     =============         ============         =============







See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Dollars in Thousands)

                                                                                                    Accumulated
                                                                 Additional                            other             Total
                                                 Common           paid-in          Retained        comprehensive      Stockholder's
                                                 stock            Capital          earnings        income (loss)         equity
                                              -----------       -----------       -----------      -------------      -------------
BALANCE, JANUARY 1, 1996                      $    2,200        $   83,006        $   24,034       $     1,539        $   110,779

 Dividend to Parent                                                (10,966)          (24,034)                             (35,000)
 Net earnings                                                                          9,219                                9,219
 Other comprehensive loss, net of tax                                                                     (444)              (444)
                                              -----------       -----------      ------------      ------------       ------------
BALANCE, DECEMBER 31, 1996                         2,200            72,040             9,219             1,095             84,554

 Dividend to Parent                                                 (5,781)           (9,219)                             (15,000)
 Net earnings                                                                          9,692                                9,692
 Other comprehensive loss, net of tax                                                                   (1,465)            (1,465)
                                              -----------      ------------      ------------      ------------       ------------
BALANCE, DECEMBER 31, 1997                         2,200            66,259             9,692              (370)            77,781

 Net earnings                                                                          4,770                                4,770
 Other comprehensive loss, net of tax                                                                     (597)              (597)
                                              -----------      ------------      ------------      ------------       ------------
BALANCE, DECEMBER 31, 1998                    $    2,200       $    66,259       $    14,462       $      (967)       $    81,954
                                              ===========      ============      ============      ============       ============







See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Dollars in Thousands)


                                                                         1998                 1997                 1996
                                                                     ------------         ------------         ------------
OPERATING ACTIVITIES:
  Net earnings                                                       $     4,770          $     9,692          $     9,219
   Adjustments to reconcile net earnings to net cash and
    cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                       5,759                4,119                3,784
   Capitalization of policy acquisition costs                             (5,095)              (5,253)              (2,134)
   Amortization (accretion) of investments                                  (262)                (239)                   1
   Net realized investment (gains) losses                                  1,998               (1,947)              (2,169)
   Interest credited to policyholders' account balances                   13,832               14,532               16,586
   Provision (benefit) for deferred Federal income tax                    (1,465)               2,068                4,488
   Changes in operating assets and liabilities:
     Accrued investment income                                               448                  536                  651
     Claims and claims settlement expenses                                   979                 (565)                (329)
     Federal income taxes - current                                         (908)                 156                1,914
     Other policyholder funds                                               (158)                 781                  421
     Affiliated payables - net                                            (2,239)              (1,534)                 964
   Policy loans on insurance contracts                                        80               (2,615)              (3,475)
   Other, net                                                             (1,110)               2,306               (3,951)
                                                                     ------------         ------------         ------------
   Net cash and cash equivalents provided by operating activites          16,629               22,037               25,970
                                                                     ------------         ------------         ------------
INVESTING ACTIVITIES:
   Sales of available-for-sale securities                                102,967               88,882              155,645
   Maturities of available-for-sale securities                            59,161               51,060               34,455
   Purchases of available-for-sale securities                           (119,611)            (120,965)            (162,828)
   Mortgage loans principal payments received                                  -                2,057                1,975
                                                                     ------------         ------------         ------------
   Net cash and cash equivalents provided by investing activities         42,517               21,034               29,247
                                                                     ------------         ------------         ------------







See notes to financial statements.
(Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Continued) (Dollars In Thousands)

                                                                         1998                  1997                  1996
                                                                     -------------         -------------         -------------
FINANCING ACTIVITIES:
   Dividends paid to parent                                          $          -          $    (15,000)         $    (35,000)
   Policyholders' account balances:
    Deposits                                                               94,226               106,983                32,158
    Withdrawals (including transfers to/from Separate Accounts)          (144,728)             (132,819)              (61,934)
                                                                     -------------         -------------         -------------
    Net cash and cash equivalents used by financing activites             (50,502)              (40,836)              (64,776)
                                                                     -------------         -------------         -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        8,644                 2,235                (9,559)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                         10,063                 7,828                17,387
                                                                     -------------         -------------         -------------
 End of year                                                         $     18,707          $     10,063          $      7,828
                                                                     =============         =============         =============
Supplementary Disclosure of Cash Flow Information:
 Cash paid to (received from) affiliates for:
   Federal income taxes                                              $      4,245          $      2,749          $     (1,812)
   Interest                                                                   148                   494                   440







See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Merrill Lynch Insurance Group,Inc.)

NOTES TO FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business: ML Life Insurance Company of New York (the "Company") is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co.").

 The Company sells non-participating life insurance and annuity products primarily variable life insurance, variable annuities, market value adjusted annuities and immediate annuities. The Company is licensed to sell insurance in nine states; however, it currently limits its marketing activities to the State of New York. The Company markets its products solely through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated ("MLPF&S"), a wholly-owned broker-dealer subsidiary of Merrill Lynch & Co.

 Basis of Reporting: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and prevailing industry practices, both of which require management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

 For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less.

 Revenue Recognition: Revenues for the Company's interest-sensitive life, interest-sensitive annuity, variable life and variable annuity products consist of policy charges for the mortality risk and cost of insurance, deferred sales charges, policy administration charges and/or withdrawal charges assessed against policyholders' account balances during the period.

 Investments: The Company's investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included in stockholder's equity as a component of accumulated other comprehensive loss, net of tax. If a decline in value of a security is determined by management to be other-than-temporary, the carrying value is adjusted to the estimated fair value at the date of this determination and recorded as net realized investment gains (losses).

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

 All outstanding mortgage loans were repaid during 1997. The Company recognized income from mortgage loans based on the cash payment interest rate of the loan, which may have been different from the accrual interest rate of the loan for certain mortgage loans. The Company recognized a realized gain at the date of the satisfaction of the loan at contractual terms for loans where there was a difference between the cash payment interest rate and the accrual interest rate. For all loans, the Company stopped accruing income when an interest payment default either occurred or was probable. Impairments of mortgage loans were established as valuation allowances and recorded to net realized investment gains or losses.

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

 Policy acquisition costs are principally commissions and a portion of certain other expenses relating to policy acquisition, underwriting and issuance that are primarily related to and vary with the production of new business. Certain costs and expenses reported in the statements of earnings are net of amounts deferred. Policy acquisition costs can also arise from the acquisition or reinsurance of existing in-force policies from other insurers. These costs include ceding commissions and professional fees related to the reinsurance assumed. The deferred costs are amortized in proportion to the estimated future gross profits over the anticipated life of the acquired insurance contracts utilizing an interest methodology.

 The Company has entered into an assumption reinsurance agreement with an unaffiliated insurer. The acquisition costs relating to this agreement are being amortized over a twenty-year period using an effective interest rate of 7.5%. This reinsurance agreement provides for payment of contingent ceding commissions based upon the persistency and mortality experience of the insurance contracts assumed. Any payments made for the contingent ceding commissions will be capitalized and amortized using an identical methodology as that used for the initial acquisition costs. The following is a reconciliation of the acquisition costs related to the reinsurance agreement for the years ended December 31:

                                     1998             1997             1996
                                 ------------     ------------     ------------
Beginning balance                $    16,550      $    17,151      $    17,654
Capitalized amounts                      691              577              577
Interest accrued                       1,241            1,651            1,566
Amortization                          (5,698)          (2,829)          (2,646)
                                 ------------     ------------     ------------
Ending balance                   $    12,784      $    16,550      $    17,151
                                 ============     ============     ============

 The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. The amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

                        1999  $905
                        2000  $785
                        2001  $747
                        2002  $712
                        2003  $700


 Separate Accounts: Separate Accounts are established in conformity with New York State Insurance Law, the Company's domiciliary state, and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to general claims of the Company only to the extent the value of such assets exceeds Separate Accounts liabilities.

 Net investment income and net realized and unrealized gains
 (losses) attributable to Separate Accounts assets accrue directly to the policyholder and are not reported as revenue in the Company's Statement of Earnings.

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

 Policyholders' Account Balances: Liabilities for the Company's universal life type contracts, including its life insurance and annuity products, are equal to the full accumulation value of such contracts as of the valuation date plus deficiency reserves for certain products. Interest-crediting rates for the Company's fixed-rate products are as follows:

 Interest-sensitive life products        4.00% -  5.00%
 Interest-sensitive deferred annuities   3.70% -  8.23%
 Immediate annuities                     3.00% - 10.00%

 These rates may be changed at the option of the Company, subject to minimum guarantees, after initial guaranteed rates expire.

 Claims and Claims Settlement Expenses: For life insurance products, the liability equals the death benefit for claims that have been reported to the Company and an estimate based
 upon prior experience for unreported claims.   For annuity
 products, the liability equals the guaranteed minimum death benefit reserve.

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

 Accounting Pronouncements: During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This pronouncement requires a Company to present disaggregated information based on the internal segments used in managing its business. Adoption did not impact the Company's financial position or results of operations, but it did affect the presentation of the Company's disclosures (See note 9).

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

NOTE 2.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

 Financial instruments are carried at fair value or amounts that approximate fair value. The carrying value of financial instruments as of December 31 were:

                                                  1998            1997
                                              ------------    ------------
  Assets:
   Fixed maturity securities (1)              $   200,681     $   255,958
   Equity securities (1)                           13,718           5,029
   Policy loans on insurance contracts (2)         88,083          88,163
   Cash and cash equivalents (3)                   18,707          10,063
   Separate Accounts assets (4)                   887,170         739,712
                                              ------------    ------------
  Total financial instruments                 $ 1,208,359     $ 1,098,925
                                              ============    ============

 (1) For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company has determined an estimated fair value using a discounted cash flow model, including provision for credit risk, based upon the assumption that such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 1998 and 1997, securities without a readily ascertainable market value, having an amortized cost of $33,427 and $47,064, had an estimated fair value of $33,879 and $48,188, respectively.

 (2) The Company estimates the fair value of policy loans as equal to the book value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

 (3) The estimated fair value of cash and cash equivalents approximates the carrying value.

 (4) Assets held in Separate Accounts are carried at quoted market values.

NOTE 3:   INVESTMENTS

 The amortized cost and estimated fair value of investments in fixed maturity and equity securities as of December 31 were:

                                                                            1998
                                              ------------------------------------------------------------------
                                                 Cost /             Gross            Gross           Estimated
                                               Amortized          Unrealized       Unrealized          Fair
                                                 Cost               Gains            Losses            Value
                                              ------------      ------------      ------------      ------------
  Fixed maturity securities:
   Corporate debt securities                  $   159,421       $     3,404       $     1,224       $   161,601
   Mortgage-backed securities                      13,258               443                54            13,646
   U.S. government and agencies                    22,912               869                48            23,734
   Foreign governments                              1,997                 -               297             1,700
                                              ------------      ------------      ------------      ------------
     Total fixed maturity securities          $   197,588       $     4,716       $     1,623       $   200,681
                                              ============      ============      ============      ============
  Equity securities:
   Non-redeemable preferred stocks            $    13,361       $        58       $       257       $    13,162
   Common stocks                                    1,323                 -               767               556
                                              ------------      ------------      ------------      ------------
     Total equity securities                  $    14,684       $        58       $     1,024       $    13,718
                                              ============      ============      ============      ============

                                                                            1997
                                              ------------------------------------------------------------------
                                                 Cost /            Gross             Gross           Estimated
                                                Amortized        Unrealized        Unrealized          Fair
                                                  Cost             Gains             Losses            Value
                                              ------------      ------------      ------------      ------------
  Fixed maturity securities:
   Corporate debt securities                  $   198,266       $     4,595       $       777       $   202,084
   Mortgage-backed securities                      34,726             1,135                 5            35,856
   U.S. government and agencies                    13,593               268                11            13,850
   Municipals                                       2,090                90                 -             2,180
   Foreign governments                              2,020                 -                32             1,988
                                              ------------      ------------      ------------      ------------
     Total fixed maturity securities          $   250,695       $     6,088       $       825       $   255,958
                                              ============      ============      ============      ============
  Equity securities:
   Non-redeemable preferred stocks            $     4,507       $         -       $        34       $     4,473
   Common stocks                                    1,323                 -               767               556
                                              ------------      ------------      ------------      ------------
     Total equity securities                  $     5,830       $         -       $       801       $     5,029
                                              ============      ============      ============      ============

 The amortized cost and estimated fair value of fixed maturity securities at December 31, 1998 by contractual maturity were:

                                                                Estimated
                                               Amortized          Fair
                                                  Cost            Value
                                              -----------      -----------
  Fixed maturity securities:
   Due in one year or less                    $   30,410       $   29,997
   Due after one year through five years          79,961           81,584
   Due after five years through ten years         47,930           48,689
   Due after ten years                            26,029           26,765
                                              -----------      -----------
                                                 184,330          187,035
   Mortgage-backed securities                     13,258           13,646
                                              -----------      -----------
   Total fixed maturity securities            $  197,588       $  200,681
                                              ===========      ===========

 Fixed maturity securities not due at a single maturity date have been included in the preceding table in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penelties.

 The amortized cost and estimated fair value of fixed maturity securities at December 31, 1998 by rating agency equivalent were:

                                                                Estimated
                                              Amortized           Fair
                                                 Cost             Value
                                              -----------      -----------

  AAA                                         $   53,959       $   55,431
  AA                                               5,484            5,515
  A                                               53,720           54,593
  BBB                                             74,577           76,069
  Non-investment grade                             9,848            9,073
                                              -----------      -----------
   Total fixed maturity securities            $  197,588       $  200,681
                                              ===========      ===========

 The Company has recorded certain adjustments to deferred policy acquisition costs and policyholders' account balances in conjunction with investments classified as available-for-sale. The Company adjusts those assets and liabilities as if the unrealized investment gains or losses from available-for-sale investments had actually been realized, with corresponding credits or charges reported in stockholder's equity as a component of accumulated other comprehensive loss, net of taxes. The following reconciles net unrealized investment gains (losses) on available-for-sale investments as of December 31:

                                                         1998          1997
                                                     -----------   -----------
  Assets:
   Fixed maturity securities                         $    3,093    $    5,263
   Equity securities                                       (966)         (801)
                                                     -----------   -----------
                                                          2,127         4,462
                                                     -----------   -----------
  Liabilities:
   Policyholders' account balances                        3,615         5,032
   Federal income taxes - deferred                         (521)         (200)
                                                     -----------   -----------
                                                          3,094         4,832
                                                     -----------   -----------
  Stockholder's equity:
   Accumulated other comprehensive loss              $     (967)   $     (370)
                                                     ===========   ===========

 Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended
 December 31 were:

                                          1998           1997          1996
                                       -----------   -----------   -----------
  Proceeds                             $  102,967    $   88,882    $  155,645
  Gross realized investment gains           2,096         4,077         2,677
  Gross realized investment losses          4,094         2,130           508


 The company owned investment securities of $1,104 and $1,076 that were deposited with insurance regulatory authorities at December 31, 1998 and 1997, respectively.

 Net investment income arose from the following sources for the years ended December 31:

                                               1998        1997         1996
                                           -----------  -----------  -----------

  Fixed maturity securities                $   16,244   $   19,815   $   22,153
  Equity securities                               734          761          183
  Mortgage loans                                    -           81          388
  Policy loans on insurance contracts           4,316        4,333        4,133
  Cash and cash equivalents                       761        1,293        1,559
  Other                                            29           65            -
                                           -----------  -----------  -----------
  Gross investment income                      22,084       26,348       28,416
  Less investment expenses                       (535)        (883)        (896)
                                           -----------  -----------  -----------
  Net investment income                    $   21,549   $   25,465   $   27,520
                                           ===========  ===========  ===========

 Net realized investment gains (losses), including changes in valuation allowances, for the years ended December 31:

                                               1998         1997         1996
                                           -----------  -----------  -----------
  Fixed maturity securities                $   (1,944)  $   (1,268)  $      657
  Equity securities                               (54)       3,215        1,512
                                           -----------  -----------  -----------
  Net realized investment gains (losses)   $   (1,998)  $    1,947   $    2,169
                                           ===========  ===========  ===========

NOTE 4:   FEDERAL INCOME TAXES

 The following is a reconciliation of the provision for income taxes based on earnings before federal income taxes, computed using the Federal statutory tax rate, with the provision for income taxes for the years ended December 31:

                                               1998         1997        1996
                                           -----------  -----------  -----------
  Provision for income taxes computed at
   Federal statutory rate                  $    2,325   $    5,133   $    4,833
  State corporate income taxes                      -            -          (10)
  Decrease in income taxes resulting from:
     Dividend received deduction                 (300)        (160)        (235)
     Foreign tax credit                          (153)           -            -
     Other                                          -            -            2
                                           -----------  -----------  -----------
       Federal income tax provision        $    1,872   $    4,973   $    4,590
                                           ===========  ===========  ===========

 The Federal statutory rate for each of the three years in the period ended December 31, 1998 was 35%.

 The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

                                                         1998              1997              1996
                                                      -----------       -----------       -----------
  Deferred policy acquisition costs                   $     (158)       $      315        $     (259)
   Policyholders' account balances                          (659)             (140)            4,053
   Liability for guaranty fund assessments                     -               (50)               50
   Investment adjustments                                   (629)            1,943               642
   Other                                                     (19)                -                 2
                                                      -----------       -----------       -----------
  Deferred Federal income tax provision (benefit)     $   (1,465)       $    2,068        $    4,488
                                                      ===========       ===========       ===========

 Deferred tax assets and liabilities as of December 31 are determined as follows:

                                                 1998             1997
                                             -----------      -----------
  Deferred tax assets:
   Policyholders' account balances           $    5,023       $    4,364
   Investment adjustments                           625               (4)
   Net unrealized investment loss                   521              200
   Other                                             19                -
                                             -----------      -----------
      Total deferred tax assets                   6,188            4,560
                                             -----------      -----------

  Deferred tax liabilities:
   Deferred policy acquisition costs              6,307            6,465
                                             -----------      -----------
      Net deferred tax liability             $      119       $    1,905
                                             ===========      ===========

 The Company anticipates that all deferred tax assets will be realized, therefore no valuation allowance has been provided.

NOTE 5:   REINSURANCE

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

 Indemnity reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $154 that can be drawn upon for delinquent reinsurance recoverables.

 As of December 31, 1998, the Company had the following life insurance in-force:

                                                                                                              Percentage
                                                       Ceded to           Assumed                             of amount
                                      Gross              other           from other          Net              assumed to
                                      amount           companies         companies          amount               net
                                    -----------       -----------       -----------       -----------        -----------
    Life insurance
        in force                    $   900,964       $   159,582       $ 1,116,951       $ 1,858,333               60%

NOTE 6:  RELATED PARTY TRANSACTIONS

 The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG, in relation to this service agreement, are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $4,767, $4,305 and $4,258 for 1998, 1997 and 1996 respectively. The Company is allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest paid was $69, $64 and $74 for 1998, 1997 and 1996, respectively.

 The Company and Merrill Lynch Asset Management, LP ("MLAM") are parties to a service agreement whereby MLAM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLAM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $157, $159 and $186 for 1998, 1997 and 1996, respectively.

 The Company has a general agency agreement with Merrill Lynch Life Agency Inc. ("MLLA") whereby registered representatives of MLPF&S, who are the Company's licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $3,798, $4,130 and $1,334 for 1998, 1997 and 1996, respectively. Substantially all of these commissions were capitalized as deferred policy acquisitions costs and are being amortized in accordance with the policy discussed in Note 1.

 In connection with the acquisition of a block of variable life insurance business from Monarch Life Insurance Company ("Monarch Life"), the Company borrowed funds from Merrill Lynch & Co. to partially finance the transaction. As of December 31, 1998 and 1997, the outstanding loan balance was $434 and $1,156, respectively. Repayments made on this loan during 1998 and 1997 were $722 and $1,919, respectively. There were no repayments made during 1996. Loan interest was calculated at LIBOR plus 150 basis points. Intercompany interest paid during 1998, 1997 and 1996 was $79, $359 and $366, respectively.

 Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party's representations and contractual obligations thereunder.

NOTE 7:   STOCKHOLDER'S EQUITY AND STATUTORY REGULATIONS

 Notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. During 1998, no dividend request was filed. During 1997 and 1996, the Company paid dividends of $15,000 and $35,000, respectively, to MLIG. Statutory capital and surplus at December 31, 1998 and 1997, was $55,851 and $51,080,
 respectively.

 Applicable insurance department regulations require that the Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices primarily differ from the principals utilized in these financial statements by charging policy acquisition costs to expense as incurred, establishing future policy benefit reserves using different actuarial assumptions, not providing for deferred income taxes and valuing securities on a different basis. The Company's statutory net income for 1998, 1997 and 1996 was $5,405, $9,888 and $12,884, respectively.

 The National Association of Insurance Commissioners ("NAIC") utilizes the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company's risk profile. As of December 31, 1998, and 1997, based on the RBC formula, the Company's total adjusted capital level was 761% and 649%, respectively, of the minimum amount of capital required to avoid regulatory action.

 In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is proposed to be effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices and it is uncertain when, or if, the state of New York will require adoption of Codification for the preparation of statutory financial statements.
 Codification is not expected to have a material impact on the Company's capital requirements or statutory financial statements.

NOTE 8:   COMMITMENTS AND CONTINGENCIES

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

NOTE 9.   SEGMENT INFORMATION

 In reporting to management, the Company's operating results are categorized into two business segments: Life Insurance and Annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The Company's Annuity segment consists of variable annuities and interest-sensitive annuities.

 The Company's organization is structured in accordance with its two business segments. Each segment has its own administrative service center that provides product support to the Company and customer service support to the Company's policyholders. Additionally, the marketing and sales management functions, within MLIG, are organized according to these two business segments.

 The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management.

 The "Other" category, presented in the following segment financial information, represents assets and related earnings that do not support policyholder liabilities.

 The following table summarizes each business segment's contribution to the consolidated amounts:

                                                 Life
 1998                                          Insurance        Annuities          Other            Total
--------                                      -----------      -----------      -----------      -----------
  Net interest spread (a)                     $      789       $    3,876       $    3,052       $    7,717
  Other revenues                                   8,472            5,377             (363)          13,486
                                              -----------      -----------      -----------      -----------
  Net revenues                                     9,261            9,253            2,689           21,203
                                              -----------      -----------      -----------      -----------

  Policy benefits                                  1,570               60                -            1,630
  Reinsurance premium ceded                        1,705                -                -            1,705
  DAC amortization                                 3,571            2,188                -            5,759
  Other non-interest expenses                      1,973            3,494                -            5,467
                                              -----------      -----------      -----------      -----------
  Total non-interest expenses                      8,819            5,742                -           14,561
                                              -----------      -----------      -----------      -----------
  Net earnings before Federal income
      tax provision (benefit)                        442            3,511            2,689            6,642
  Income tax expense (benefit)                        (7)             938              941            1,872
                                              -----------      -----------      -----------      -----------
  Net earnings                                $      449       $    2,573       $    1,748       $    4,770
                                              ===========      ===========      ===========      ===========
  Balance Sheet Information:

  Total assets                                $  481,305        $ 720,478        $  46,182       $1,247,965
  Deferred policy acquisition costs           $   15,325        $  14,417        $       -       $   29,742
  Policy liabilities and accruals             $  103,926        $ 168,306        $       -       $  272,232
  Other policyholder funds                    $    1,319        $       -        $     464       $    1,783

                                                 Life
 1997                                          Insurance         Annuities          Other            Total
--------                                      -----------       -----------      -----------      -----------
  Net interest spread (a)                     $    1,399        $    6,060       $    3,474       $   10,933
  Other revenues                                   7,759             7,172               80           15,011
                                              -----------       -----------      -----------      -----------
  Net revenues                                     9,158            13,232            3,554           25,944
                                              -----------       -----------      -----------      -----------

  Policy benefits                                    781                 -                -              781
  Reinsurance premium ceded                        1,584                 -                -            1,584
  DAC amortization                                 1,992             2,127                -            4,119
  Other non-interest expenses                      1,747             3,048                -            4,795
                                              -----------       -----------      -----------      -----------
  Total non-interest expenses                      6,104             5,175                -           11,279
                                              -----------       -----------      -----------      -----------
  Net earnings before Federal income
      tax provision                                3,054             8,057            3,554           14,665
  Income tax expense                                 987             2,742            1,244            4,973
                                              -----------       -----------      -----------      -----------
  Net earnings                                $    2,067       $     5,315       $    2,310       $    9,692
                                              ===========       ===========      ===========      ===========
  Balance Sheet Information:

  Total assets                                $  456,240       $   635,673       $   46,668       $1,138,581
  Deferred policy acquisition costs           $   17,506       $    12,900       $        -       $   30,406
  Policy liabilities and accruals             $  103,677       $   205,663       $        -       $  309,340
  Other policyholder funds                    $      974       $         -       $      967       $    1,941

                                                 Life
 1996                                          Insurance        Annuities          Other            Total
--------                                      -----------      -----------      -----------      ------------
  Net interest spread (a)                     $    1,400       $    5,721       $    3,813       $    10,934
  Other revenues                                   7,680            6,431               17            14,128
                                              -----------      -----------      -----------      ------------
  Net revenues                                     9,080           12,152            3,830            25,062
                                              -----------      -----------      -----------      ------------

  Policy benefits                                  1,311                -                -             1,311
  Reinsurance premium ceded                        1,262                -                -             1,262
  DAC amortization                                 1,736            2,048                -             3,784
  Other non-interest expenses                      1,755            3,141                -             4,896
                                              -----------      -----------      -----------      ------------
  Total non-interest expenses                      6,064            5,189                -            11,253
                                              -----------      -----------      -----------      ------------
  Net earnings before Federal income
      tax provision                                3,016            6,963            3,830            13,809
  Income tax expense                                 923            2,335            1,332             4,590
                                              -----------      -----------      -----------      ------------
  Net earnings                                $    2,093       $    4,628       $    2,498       $     9,219
                                              ===========      ===========      ===========      ============
  Balance Sheet Information:

  Total assets                                $  429,330       $  534,376       $   44,361       $ 1,008,067
  Deferred policy acquisition costs           $   18,213       $   11,059       $        -       $    29,272
  Policy liabilities and accruals             $  101,689       $  219,450       $        -       $   321,139
  Other policyholder funds                    $      994       $        -       $      166       $     1,160

 (a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

 The table below summarizes the Company's net revenues by product for 1998, 1997, and 1996:

                                                 1998             1997             1996
                                              -----------      -----------      ----------
  Life Insurance
       Variable Life                          $    9,045       $    8,828       $   8,790
       Interest-sensitive whole life                 216              330             290
                                              -----------      -----------      ----------
       Total Life Insurance                        9,261            9,158           9,080
                                              -----------      -----------      ----------
  Annuities
       Variable annuities                          6,240            4,673           3,602
       Interest-sensitive annuities                3,013            8,559           8,550
                                              -----------      -----------      ----------
       Total Annuities                             9,253           13,232          12,152
                                              -----------      -----------      ----------
  Other                                            2,689            3,554           3,830
                                              -----------      -----------      ----------
  Total                                       $   21,203       $   25,944       $  25,062
                                              ===========      ===========      ==========

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

                                           ML Life Insurance Company of New York
                                           -------------------------------------
                                           (Registrant)

Date: March 26, 1999                       By:       /s/ Joseph E. Crowne, Jr.
                                                    --------------------------
                                                    Joseph E. Crowne, Jr.
                                                    Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                    Title                                     Date
---------                                    -----                                     ----
         *

                                             Chairman of the Board,                    March 26, 1999
-------------------------                    President and Chief Executive             --------------
Anthony J. Vespa                             Officer


/s/ Joseph E. Crowne, Jr.                    Director, Senior Vice President,          March 26, 1999
-------------------------                    Chief Financial Officer, Chief            --------------
Joseph E. Crowne, Jr.                        Actuary and Treasurer


/s/ Barry G. Skolnick                        Director, Senior Vice President and       March 26, 1999
-------------------------                    General Counsel*                          --------------
Barry G. Skolnick


          *
                                             Director, Senior Vice President and       March 26, 1999
-------------------------                    Chief Investment Officer                  --------------
David M. Dunford


          *
                                             Director and Senior Vice President        March 26, 1999
-------------------------                                                              --------------
Gail R. Farkas

          *
                                             Director, Vice President and Senior       March 26, 1999
-------------------------                    Counsel                                   --------------
Michael P. Cogswell


          *
                                             Director                                  March 26, 1999
-------------------------                                                              --------------
Frederick J. C. Butler

          *
                                             Director                                  March 26, 1999
-------------------------                                                              --------------
Robert L. Israeloff

          *
                                             Director                                  March 26, 1999
-------------------------                                                              --------------
Allen N. Jones

          *
                                             Director                                  March 26, 1999
-------------------------                                                              --------------
Cynthia L. Kahn

          *
                                             Director                                  March 26, 1999
-------------------------                                                              --------------
Robert A. King

          *
                                             Director                                  March 26, 1999
-------------------------                                                              --------------
Stanley C. Peterson

          *
                                             Director                                  March 26, 1999
-------------------------                                                              --------------
Irving M. Pollack


*Signing in his own capacity and as Attorney-in-Fact.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

         No annual report covering the Registrant's last fiscal year or proxy material has been or will be sent to Registrant's security holder.

                                 EXHIBIT INDEX

 Exhibit No.               Description                                       Location
 -----------               -----------                                       --------
 3.1                       Certificate of Amendment of the Charter of        Incorporated by reference to Exhibit
                           ML Life Insurance Company of New York             6(a)(ii) to Post-Effective Amendment No.
                                                                             10 to ML of New York Variable Annuity
                                                                             Account A's registration statement on Form
                                                                             N-4, File No. 33-43654, filed December 9,
                                                                             1996.

 3.2                       By-Laws of ML Life Insurance Company of           Incorporated by reference to Exhibit 6(b)
                           New York                                          to Post-Effective Amendment No. 10 to ML
                                                                             of New York Variable Annuity Account A's
                                                                             registration statement on Form N-4, File
                                                                             No. 33-43654, filed December 9, 1996.

 4.1                       Modified Guaranteed Annuity Contract              Incorporated by reference to Exhibit 4(a)
                                                                             to Pre-Effective Amendment No. 1 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-34562, filed October
                                                                             16, 1990.

 4.2                       Modified Guaranteed Annuity Contract              Incorporated by reference to Exhibit 4(b)
                           Application                                       to Pre-Effective Amendment No. 1 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-34562, filed October
                                                                             16, 1990.

 4.3                       Qualified Retirement Plan Endorsement             Incorporated by reference to Exhibit 4(c)
                                                                             to Pre-Effective Amendment No. 1 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1,  File No. 33-34562, filed
                                                                             October 16, 1990.

 4.4                       IRA Endorsement                                   Incorporated by reference to Exhibit 4(d)
                                                                             to Pre-Effective Amendment No. 1 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-34562, filed October
                                                                             16, 1990.

 4.5                       Company Name Change Endorsement                   Incorporated by reference to Exhibit 4(e)
                                                                             to Post-Effective Amendment No. 3 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-34562, filed March
                                                                             30, 1992.

 4.6                       IRA Endorsement, MLNY009                          Incorporated by reference to Exhibit
                                                                             4(d)(2) to Post-Effective Amendment No. 1
                                                                             to the Registrant's registration statement
                                                                             on Form S-1, File No. 33-60288, filed
                                                                             March 31, 1994.

 4.7                       Modified Guaranteed Annuity Contract              Incorporated by reference to Exhibit
                           MLNY-AY-991/94                                    4(a)(2) to Post-Effective Amendment No. 3
                                                                             to the Registrant's registration statement
                                                                             on Form S-1, File No. 33-60288, filed
                                                                             December 7, 1994.

 4.8                       Qualified Retirement Plan Endorsement             Incorporated by reference to Exhibit
                           MLNY-AYQ-991/94                                   4(c)(2) to Post-Effective Amendment No. 3
                                                                             to the Registrant's registration statement
                                                                             on Form S-1, File No. 33-60288, filed
                                                                             December 7, 1994.

 10.1                      General Agency Agreement between Royal            Incorporated by  reference to Exhibit
                           Tandem Life Insurance Company and Merrill         10(a) to Pre-Effective Amendment No. 1 to
                           Lynch Life Agency Inc.                            the Registrant's registration statement on
                                                                             Form S-1, File No. 33-34562, filed October
                                                                             16, 1990.

 10.2                      Investment Management Agreement by and            Incorporated by reference to Exhibit 10(b)
                           between Royal Tandem Life Insurance               to Pre-Effective Amendment No. 1 to the
                           Company and Equitable Capital Management          Registrant's registration statement on
                           Corporation                                       Form S-1, File No. 33-34562, filed October
                                                                             16, 1990.

 10.3                      Shareholders' Agreement by and among The          Incorporated by reference to Exhibit 10(c)
                           Equitable Life Assurance Society of the           to Pre- Effective Amendment No. 1 to the
                           United States and Merrill Lynch & Co.,            Registrant's registration statement on
                           Inc. and Tandem Financial Group, Inc.             Form S-1, File No. 33-34562, filed October
                                                                             16, 1990.

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

 10.7                      Assumption Reinsurance Agreement between          Incorporated by reference to Exhibit 10(g)
                           Merrill Lynch Life Insurance Company,             to Post-Effective Amendment No. 3 to the
                           Tandem Insurance Group, Inc. and Royal            Registrant's registration statement on
                           Tandem Life Insurance Company and Family          Form S-1, File No. 33-34562, filed March
                           Life Insurance Company                            30, 1992.

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

 24.1                      Power of attorney of Frederick J. C.              Incorporated by reference to Exhibit 24(a)
                           Butler                                            to Post-Effective Amendment No. 1 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-60288, filed March
                                                                             31, 1994.

 24.2                      Power of attorney of Michael P. Cogswell          Incorporated by reference to Exhibit 24(b)
                                                                             to Post-Effective Amendment No. 1 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-60288, filed March
                                                                             31, 1994.

 24.3                      Power of attorney of Joseph E. Crowne             Incorporated by reference to Exhibit 24(d)
                                                                             to Post-Effective Amendment No. 1 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-60288, filed March
                                                                             31, 1994.

 24.4                      Power of attorney of David M. Dunford             Incorporated by reference to Exhibit 24(e)
                                                                             to Post-Effective Amendment No. 1 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-60288, filed March
                                                                             31, 1994.

 24.5                      Power of attorney of Robert L. Israeloff          Incorporated by reference to Exhibit 24(g)
                                                                             to Post-Effective Amendment No. 1 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-60288, filed March
                                                                             31, 1994.

 24.6                      Power of attorney of Allen N. Jones               Incorporated by reference to Exhibit 24(j)
                                                                             to Post-Effective Amendment No. 6 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-60288, filed March
                                                                             27, 1997.

 24.7                      Power of attorney of Cynthia L. Kahn              Incorporated by reference to Exhibit 24(i)
                                                                             to Post-Effective Amendment No. 1 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-60288, filed March
                                                                             31, 1994.

 24.8                      Power of attorney of Robert A. King               Incorporated by reference to Exhibit 24(j)
                                                                             to Post-Effective Amendment No. 1 the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-60288, filed March
                                                                             31, 1994.

 24.9                      Power of attorney of Irving M. Pollack            Incorporated by reference to Exhibit 24(k)
                                                                             to Post-Effective Amendment No. 1 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-60288, filed March
                                                                             31, 1994.

 24.10                     Power of attorney of Barry G. Skolnick            Incorporated by reference to Exhibit 24(l)
                                                                             to Post-Effective Amendment No. 1 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-60288, filed March
                                                                             31, 1994.

 24.11                     Power of attorney of Anthony J. Vespa             Incorporated by reference to Exhibit 24(n)
                                                                             to Post-Effective Amendment No. 1 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-60288, filed March
                                                                             31, 1994.

 24.12                     Power of attorney of Gail R. Farkas               Incorporated by reference to Exhibit 24(g)
                                                                             to Post-Effective Amendment No. 5 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-60288, filed March
                                                                             26, 1996.

 24.13                     Power of attorney of Stanley C. Peterson          Incorporated by reference to Exhibit 24.13
                                                                             to Annual Report on Form 10-K, File Nos.
                                                                             33-34562 and 33-60288, filed March 30,
                                                                             1998.

 27.1                      Financial Date Schedule                           Exhibit 27.1