Form 10-Q
period 1999-03-31
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1999-05-14
CIK 862923

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
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

PART I  Financial Information

Item 1. Financial Statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group,Inc.)

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)

                                                                        March 31,           December 31,
ASSETS                                                                    1999                  1998
-------                                                              -------------         -------------

INVESTMENTS:

 Fixed maturity securities, at estimated fair value
  (amortized cost:  1999 - $184,215; 1998 - $197,588)                $    184,540          $    200,681
 Equity securities, at estimated fair value
  (cost:  1999 - $23,186; 1998 - $14,684)                                  22,005                13,718
 Policy loans on insurance contracts                                       88,342                88,083
                                                                     -------------         -------------
   Total Investments                                                      294,887               302,482
                                                                     =============         =============

CASH AND CASH EQUIVALENTS                                                  23,342                18,707
ACCRUED INVESTMENT INCOME                                                   6,475                 4,968
DEFERRED POLICY ACQUISITION COSTS                                          29,275                29,742
FEDERAL INCOME TAXES - DEFERRED                                             1,084                     -
REINSURANCE RECEIVABLES                                                       315                   652
OTHER ASSETS                                                                3,710                 4,261
SEPARATE ACCOUNTS ASSETS                                                  910,920               887,170
                                                                     -------------         -------------
TOTAL ASSETS                                                         $  1,270,008          $  1,247,982
                                                                     =============         =============

See notes to financial statements.                                   (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group,Inc.)

BALANCE SHEETS
(Continued) (Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                                        March 31,           December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                      1999                  1998
------------------------------------                                 -------------         -------------
LIABILITIES:
 POLICY LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                   $    264,750          $    269,246
   Claims and claims settlement expenses                                    2,952                 2,986
                                                                     -------------         -------------
          Total policy liabilities and accruals                           267,702               272,232

 OTHER POLICYHOLDER FUNDS                                                   1,913                 1,783
 FEDERAL INCOME TAXES - DEFERRED                                                -                   119
 FEDERAL INCOME TAXES - CURRENT                                             1,304                 1,347
 AFFILIATED PAYABLES - NET                                                  1,563                 1,253
 PAYABLE FOR SECURITIES PURCHASED                                           2,000                     -
 OTHER LIABILITIES                                                          2,317                 2,124
 SEPARATE ACCOUNTS LIABILITIES                                            910,920               887,170
                                                                     -------------         -------------
          Total Liabilities                                             1,187,719             1,166,028
                                                                     -------------         -------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
  authorized, issued and outstanding                                        2,200                 2,200
 Additional paid-in capital                                                66,259                66,259
 Retained earnings                                                         16,360                14,462
 Accumulated other comprehensive loss                                      (2,530)                 (967)

          Total Stockholder's Equity                                       82,289                81,954
                                                                     -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $  1,270,008          $  1,247,982
                                                                     =============         =============

See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                     -----------------------------------
                                                                         1999                  1998
                                                                     -------------         -------------
REVENUES:
 Investment revenue:
  Net investment income                                              $      5,049          $      5,655
  Net realized investment gains (losses)                                     (182)                  145
 Policy charge revenue                                                      4,019                 3,634
                                                                     -------------         -------------
   Total Revenues                                                           8,886                 9,434
                                                                     -------------         -------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                       2,993                 3,645
 Market value adjustment expense                                               95                   132
 Policy benefits (net of reinsurance recoveries:  1999 - $136;
  1998 - $349)                                                                178                   255
 Reinsurance premium ceded                                                    430                   400
 Amortization of deferred policy acquisition costs                          1,355                 1,085
 Insurance expenses and taxes                                                 915                 1,169
                                                                     -------------         -------------
   Total Benefits and Expenses                                              5,966                 6,686
                                                                     -------------         -------------
   Earnings Before Federal Income Tax Provision                             2,920                 2,748

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                    1,384                   745
 Deferred                                                                    (362)                 (235)
                                                                     -------------         -------------
   Total Federal Income Tax Provision                                       1,022                   510
                                                                     -------------         -------------
NET EARNINGS                                                         $      1,898          $      2,238
                                                                     =============         =============

See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands) (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                           -----------------------------------
                                                                                                1999                 1998
                                                                                           -------------         -------------
NET EARNINGS                                                                               $      1,898          $      2,238
                                                                                           -------------         -------------
OTHER COMPREHENSIVE INCOME:

 Net unrealized losses on investment securities:
   Net unrealized holding losses arising during the period                                       (3,407)                 (579)
   Reclassification adjustment for (gains) losses included in net earnings                          424                  (104)
                                                                                           -------------         -------------
   Net unrealized losses on investment securities                                                (2,983)                 (683)

   Adjustments for:
    Policyholder liabilities                                                                        579                   411
    Deferred federal income taxes                                                                   841                    95
                                                                                           -------------         -------------
 Total other comprehensive loss                                                                  (1,563)                 (177)
                                                                                           -------------         -------------
COMPREHENSIVE INCOME                                                                       $        335          $      2,061
                                                                                           =============         =============

See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                                                Accumulated
                                                               Additional                          other               Total
                                                Common          paid-in         Retained       comprehensive       stockholder's
                                                 Stock          capital         earnings           loss               equity
                                              ------------    ------------    ------------     -------------       -------------
BALANCE, JANUARY 1, 1998                      $     2,200     $    66,259     $     9,692      $       (370)       $     77,781

 Net earnings                                                                       4,770                                 4,770
 Other comprehensive loss, net of tax                                                                  (597)               (597)
                                              ------------    ------------    ------------     -------------       -------------
BALANCE, DECEMBER 31, 1998                          2,200          66,259          14,462              (967)             81,954

 Net earnings                                                                       1,898                                 1,898
 Other comprehensive loss, net of tax                                                                (1,563)             (1,563)
                                              ------------    ------------    ------------     -------------       -------------
BALANCE, MARCH 31, 1999                       $     2,200     $    66,259     $    16,360      $     (2,530)       $     82,289
                                              ============    ============    ============     =============       =============

See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                     ----------------------------------
                                                                         1999                  1998
                                                                     ------------          ------------
Cash Flows From Operating Activities:
 Net earnings                                                        $     1,898           $     2,238
   Adjustments to reconcile net earnings to net cash and
     cash equivalents provided (used) by operating activities:
    Amortization of deferred policy acquisition costs                      1,355                 1,085
    Capitalization of policy acquisition costs                              (888)               (1,168)
    Amortization (accretion) of investments                                   21                  (173)
    Net realized investment (gains) losses                                   182                  (145)
    Interest credited to policyholders' account balances                   2,993                 3,645
    Provision for deferred Federal income tax                               (362)                 (235)
    Changes in operating assets and liabilities:
     Accrued investment income                                            (1,507)               (1,365)
     Claims and claims settlement expenses                                   (34)                   59
     Federal income taxes - current                                          (43)               (1,510)
     Other policyholder funds                                                130                  (228)
     Affiliated payables - net                                               310                    89
    Policy loans on insurance contracts                                     (259)                1,025
    Other - net                                                            1,081                   (61)
                                                                     ------------          ------------
    Net cash and cash equivalents provided by operating activities         4,877                 3,256
                                                                     ------------          ------------
Cash Flows From Investing Activities:
 Proceeds from (payments for):
  Sales of available-for-sale securities                                  96,357                30,061
  Maturities of available-for-sale securities                             14,648                23,084
  Purchases of available-for-sale securities                            (104,337)              (35,964)
                                                                     ------------          ------------
    Net cash and cash equivalents provided by investing activities   $     6,668           $    17,181
                                                                     ------------          ------------

See notes to financial statements.                                   (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in Thousands) (Unaudited)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                          ----------------------------------
                                                                              1999                   1998
                                                                          -------------          ------------
Cash Flows From Financing Activities:
 Proceeds from (payments for):
  Policyholder deposits                                                   $     14,045          $    21,272
  Policyholder withdrawals (including transfers to/from separate accounts      (20,955)             (37,636)
                                                                          -------------         ------------
    Net cash and cash equivalents used by financing activities                  (6,910)             (16,364)
                                                                          -------------         ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        4,635                4,073

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                              18,707               10,063
                                                                          -------------         ------------
 End of period                                                            $     23,342          $    14,136
                                                                          =============         ============
Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                    $      1,426          $     2,255
  Intercompany interest                                                             22                   32

See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION:

ML Life Insurance Company of New York (the "Company") is a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co."). The Company sells life insurance and annuity products, including variable life insurance and variable annuities.

The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles and prevailing industry practice requires management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates. Results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K ("1998 10K").

NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of New York and the National Association of Insurance Commissioners. Statutory capital and surplus at March 31, 1999 and December 31, 1998, was $57.4 million and $55.9 million, respectively. For the three month periods ended March 31, 1999 and 1998, statutory net income was $2.3 million and $2.9 million, respectively.

NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as available-for-sale and are recorded at fair value. The Company has recorded certain adjustments to deferred policy acquisition costs and policyholders' account balances in conjunction with investments classified as available-for-sale. The Company adjusts those assets and liabilities as if the unrealized investment gains or losses from available-for-sale investments had actually been realized, with corresponding credits or charges reported in stockholder's equity as a component of accumulated other comprehensive loss, net of taxes. The following reconciles net unrealized investment gains (losses) on available-for-sale investments:

                                             March 31,     December 31,
                                               1999           1998
                                            -----------    -----------
 Assets:
  Fixed maturity securities                 $      325     $    3,093
  Equity securities                             (1,181)          (966)
  Federal income taxes - deferred                1,362              -
                                            -----------    -----------
                                                   506          2,127
                                            -----------    -----------
 Liabilities:
  Policyholders' account balances                3,036          3,615
  Federal income taxes - deferred                    -           (521)
                                            -----------    -----------
                                                 3,036          3,094
                                            -----------    -----------
 Stockholder's equity:
  Accumulated other comprehensive loss      $   (2,530)    $     (967)
                                            ===========    ===========

NOTE 4.  ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". SFAS No. 133 requires all derivatives, including certain derivatives embedded in other contracts, to be recorded on the balance sheet at fair value. SFAS No. 133, which is effective for the Company beginning January 1, 2000, is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 5.     SEGMENT INFORMATION

In reporting to management, the Company's operating results are categorized into two business segments: Life Insurance and Annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life products. The Company's Annuity segment consists of variable annuities and interest sensitive annuities.

The Company's organization is structured in accordance with its two business segments. Each segment has its own administrative service center that provides product support to the Company and customer service support to the Company's policyholders. Additionally, marketing and sales management functions, within MLIG, are organized according to these two business segments.

The accounting policies of the business segments are the same as those for the Company's financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management.

The "Other" category, presented in the following segment financial information, represents earnings from a specific investment portfolio that does not support policyholder liabilities.

The following table summarizes each business segment's contribution to the consolidated amounts for the three months ended March 31:

                                          1999             1998
                                       ----------       ----------
 Net Revenues (a):
      Life Insurance                   $   2,517        $   2,238
      Annuities                            2,574            2,720
      Other                                  802              831
                                       ----------       ----------
           Total Net Revenues          $   5,893        $   5,789
                                       ==========       ==========

 Net Earnings:
      Life Insurance                   $     646        $     543
      Annuities                              731            1,155
      Other                                  521              540
                                       ----------       ----------
           Total Net Earnings          $   1,898        $   2,238
                                       ==========       ==========

 (a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

Item 2 Management's Narrative Analysis of the Results of Operations

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three month periods ended March 31, 1999 and 1998. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 1998 Financial Statements and Notes to Financial Statements and the Management's Narrative Analysis of the Results of Operations included in the 1998 10K.

Business Overview

The Company's gross earnings are principally derived from two sources:

u the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread, and

u the charges imposed on variable life insurance and variable annuity contracts

The costs associated with acquiring contract owner deposits are amortized over the period in which the Company anticipates holding those funds. In addition, the Company incurs expenses associated with the maintenance of in-force contracts.

Life insurance premiums and annuity deposits recorded during the first three months of 1999 and 1998 were $16.2 million and $25.5 million, respectively. Excluding internal tax-free exchanges, life insurance premiums and annuity deposits received were $14.0 million and $21.3 million during the first three months of 1999 and 1998, respectively.

The decrease in total sales occurred primarily in the Company's variable annuity product, which decreased $9.3 million (or 40%) to $13.8 million. During the fourth quarter 1998, the State of New York implemented legislation regarding the replacement of certain life insurance policies and annuity contracts. The new regulation significantly increased the documentation required during the sales process for insurance product sales that are replacements of existing life insurance policies or annuity contracts. In management's opinion, sales volumes have been negatively impacted within its distribution system by the increase in administrative burden for life insurance and annuity sales.

Policy and contract surrenders decreased $8.0 million (or 39%) to $12.3 million during the current three month period as compared to the equivalent period in 1998 primarily due to reductions in modified guaranteed annuity surrenders. During the current three month period, modified guaranteed annuity surrenders decreased $5.4 million (or 60%). The decrease in modified guaranteed annuity surrender activity is primarily attributable to two factors. First, there was a reduction in the number of contracts reaching the end of their guarantee periods during the first quarter 1999 as compared to the first quarter 1998. Second, increases in medium term interest rates during the first quarter 1999 resulted in increased persistency. The market value adjustment provision on these contracts has an inverse relationship to changes in interest rates. Average interest rates on 1 to 10 year term U.S. Treasury securities increased approximately 68 basis points and 44 basis points from the third and fourth quarters of 1998, respectively.

During the first three months of 1999, separate account assets increased $23.7 million (or 2.7%) to $911 million due to favorable investment performance in the underlying mutual funds supporting variable products.

During the first quarter 1999, the increase in interest rates, noted above, combined with increased credit exposure on certain domestic security holdings resulted in a net decline in fair value of the Company's investments of $3.0 million. After adjusting for policyholder liabilities and deferred federal income taxes, other comprehensive losses were $1.6 million during the first quarter 1999.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 1999, the Company's assets included $191 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

As of March 31, 1999 approximately $7.0 million (or 3.8%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

Year 2000 Compliance

As the Year 2000 approaches, the Company has undertaken initiatives to address the Year 2000 problem (the "Y2K problem") in conjunction with the Merrill Lynch & Co. Year 2000 Compliance Initiative. Refer to the 1998 10K for a full description. The failure of the Company's technology systems relating to a Y2K problem would likely have a material adverse effect on the Company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the processing of policyholder transactions, the valuation of policyholder liabilities and the recording and valuation of assets. The Y2K problem could also increase the Company's exposure to risk and legal liability and its need for liquidity.

The renovation phase and production testing phase of the Company's Year 2000 efforts, as described in the 1998 10K, are complete.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Disruption or suspension of activity in the world's financial markets is also possible. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. The Company will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. The failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on the Company's business, results of operations, and financial condition.

The primary costs associated with the Year 2000 Compliance Initiative are incurred by Merrill Lynch & Co. and are not directly allocated to the various business units. As of March 31, 1999, Merrill Lynch & Co.'s total estimated expenditures for the Year 2000 Compliance Initiative are approximately $520 million, of which $157 million remains to be spent. These costs include planning and oversight of the Year 2000 Compliance Initiative, as well as certain Information Systems personnel costs involved in implementation and testing. The Company's expenditures associated with Year 2000 efforts as of March 31, 1999 have not been material to the Company's results of operations, liquidity, or financial condition. However, there can be no assurance that the costs associated with remediation efforts or the possible failure of remediation efforts would not have a material adverse effect on the Company's business, results of operations, and financial condition.

Results of Operations

For the three month periods ended March 31, 1999 and 1998, the Company reported net earnings of $1.9 million and $2.2 million, respectively.

Net earnings derived from interest spread increased $0.1 million during the first quarter 1999 as compared to the first quarter 1998. Overall, net investment income and interest credited to policyholders' account balances continue to decline due to the reduction in fixed rate contracts in-force.

Net realized investment gains (losses) decreased $0.3 million from a gain of $0.1 million during the first quarter 1998 to a loss of $0.2 million during the first quarter 1999. The current period loss is due to the book value writedown of a fixed maturity security.

Policy charge revenue increased $0.4 million (or 11%) during the first quarter 1999 as compared to the same period during 1998. The increase in policy charge revenue is primarily attributable to the increase in policyholders' variable account balances. Average variable account balances increased $127 million (or 16%) during the first quarter 1999 as compared to the same period in 1998. Asset based policy charges increased $0.4 million (or 21%). Non-asset based policy charges were flat as compared to the prior year.

Policy benefits decreased $0.1 million (or 30%) to $0.2 million during the current three month period from $0.3 million in the same period during 1998. The decrease in policy benefits is due to decreased mortality in variable life products.

Amortization of deferred policy acquisition costs increased $0.3 million (or 25%) primarily due to the period to period increase in policy fees and decrease in policy benefits.

Insurance expenses and taxes decreased $0.3 million (or 22%) during the first quarter 1999 as compared to the same period in 1998. The decrease in insurance expenses and taxes is primarily due to reductions in salary and office rental expenses associated with the Company's closing of it's New York service center, as well as expense reduction procedures implemented by ML & Co. Both of these events occurred during the third quarter 1998.

The Company's effective federal income tax rate increased to 35% for 1999 from 19% for 1998 principally as a result of year to year differences in certain permanent adjustments.

Segment Information

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

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

                                       ML LIFE INSURANCE COMPANY OF NEW YORK

                                         /s/  JOSEPH E. CROWNE
                                       -----------------------------------------

                                              Joseph E. Crowne
                                            Senior Vice President and
                                            Chief Financial Officer

Date: May 14, 1999

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
-------         -----------

  27            Financial Data Schedule