Form 10-Q
period 1999-06-30
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1999-08-13
CIK 862923

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
             COMMISSION FILE NUMBERS 33-34562; 33-60288; 333-48983

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

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)

                                                                       June 30,            December 31,
ASSETS                                                                   1999                  1998
------                                                               ------------          ------------
INVESTMENTS:
  Fixed maturity securities, at estimated fair value
   (amortized cost:  1999 - $182,586; 1998 - $197,588)               $   180,724           $   200,681
  Equity securities, at estimated fair value
   (cost:  1999 - $22,255; 1998 - $14,684)                                21,621                13,718
  Policy loans on insurance contracts                                     89,448                88,083
                                                                     ------------          ------------
   Total Investments                                                     291,793               302,482

CASH AND CASH EQUIVALENTS                                                 13,800                18,707
ACCRUED INVESTMENT INCOME                                                  5,847                 4,968
DEFERRED POLICY ACQUISITION COSTS                                         29,457                29,742
FEDERAL INCOME TAXES - DEFERRED                                            1,540                     -
REINSURANCE RECEIVABLES                                                      269                   652
AFFILIATED RECEIVABLES - NET                                                 658                     -
RECEIVABLES FROM SECURITIES SOLD                                           1,971                     -
OTHER ASSETS                                                               4,217                 4,261
SEPARATE ACCOUNTS ASSETS                                                 965,262               887,170
                                                                     ------------          ------------
TOTAL ASSETS                                                         $ 1,314,814           $ 1,247,982
                                                                     ============          ============




See notes to financial statements.                               (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                                       June 30,             December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                     1999                  1998
------------------------------------                                 ------------          ------------
LIABILITIES:
 POLICYHOLDER LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                   $   258,726           $   269,246
   Claims and claims settlement expenses                                   4,226                 2,986
                                                                     ------------          ------------
          Total policyholder liabilities and accruals                    262,952               272,232


 OTHER POLICYHOLDER FUNDS                                                  1,078                 1,783
 FEDERAL INCOME TAXES - DEFERRED                                               -                   119
 FEDERAL INCOME TAXES - CURRENT                                              878                 1,347
 AFFILIATED PAYABLES - NET                                                     -                 1,253
 OTHER LIABILITIES                                                         1,572                 2,124
 SEPARATE ACCOUNTS LIABILITIES                                           965,262               887,170
                                                                     ------------          ------------
          Total Liabilities                                            1,231,742             1,166,028
                                                                     ------------          ------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
    authorized, issued and outstanding                                     2,200                 2,200
 Additional paid-in capital                                               66,259                66,259
 Retained earnings                                                        16,863                14,462
 Accumulated other comprehensive loss                                     (2,250)                 (967)
                                                                     ------------          ------------
          Total Stockholder's Equity                                      83,072                81,954
                                                                     ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $ 1,314,814           $ 1,247,982
                                                                     ============          ============



See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                     ----------------------------------
                                                                         1999                  1998
                                                                     ------------          ------------
REVENUES:
 Investment revenue:
  Net investment income                                              $     9,893           $    11,137
  Net realized investment losses                                          (2,779)                  (62)
 Policy charge revenue                                                     8,367                 7,589
                                                                     ------------          ------------
   Total Revenues                                                         15,481                18,664
                                                                     ------------          ------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                      6,233                 6,899
 Market value adjustment expense                                             161                   195
 Policy benefits (net of reinsurance recoveries:  1999 - $360;
  1998 - $375)                                                               286                   693
 Reinsurance premium ceded                                                   898                   814
 Amortization of deferred policy acquisition costs                         2,302                 2,156
 Insurance expenses and taxes                                              1,907                 2,372
                                                                     ------------          ------------
   Total Benefits and Expenses                                            11,787                13,129
                                                                     ------------          ------------

   Earnings Before Federal Income Tax Provision                            3,694                 5,535

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                   2,261                 1,662
 Deferred                                                                   (968)                 (247)
                                                                     ------------          ------------
   Total Federal Income Tax Provision                                      1,293                 1,415
                                                                     ------------          ------------
NET EARNINGS                                                         $     2,401           $     4,120
                                                                     ============          ============



See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                            Three Months Ended
                                                                                 June 30,
                                                                     ---------------------------------
                                                                         1999                 1998
                                                                     ------------          -----------
REVENUES:
 Investment revenue:
  Net investment income                                              $     4,844           $    5,482
  Net realized investment losses                                          (2,597)                (207)
 Policy charge revenue                                                     4,348                3,955
                                                                     ------------          -----------
   Total Revenues                                                          6,595                9,230
                                                                     ------------          -----------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                      3,240                3,254
 Market value adjustment expense                                              66                   63
 Policy benefits (net of reinsurance recoveries:  1999 - $224;
  1998 - $26)                                                                108                  438
 Reinsurance premium ceded                                                   468                  414
 Amortization of deferred policy acquisition costs                           947                1,071
 Insurance expenses and taxes                                                992                1,203
                                                                     ------------          -----------
   Total Benefits and Expenses                                             5,821                6,443
                                                                     ------------          -----------

   Earnings Before Federal Income Tax Provision                              774                2,787

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                     877                  917
 Deferred                                                                   (606)                 (12)
                                                                     ------------          -----------
   Total Federal Income Tax Provision                                        271                  905
                                                                     ------------          -----------
NET EARNINGS                                                         $       503           $    1,882
                                                                     ============          ===========



See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands) (Unaudited)


                                                                               Six Months Ended
                                                                                  June 30,
                                                                     ----------------------------------
                                                                         1999                 1998
                                                                     ------------          ------------
NET EARNINGS                                                         $     2,401           $     4,120
                                                                     ------------          ------------
OTHER COMPREHENSIVE LOSS:

 Net unrealized losses on investment securities:
   Net unrealized holding losses arising during the period                (7,746)               (1,013)
   Reclassification adjustment for losses included in net earnings         3,123                   104
                                                                     ------------          ------------
   Net unrealized losses on investment securities                         (4,623)                 (909)

   Adjustments for:
     Policyholder liabilities                                              2,649                   280
     Deferred federal income taxes                                           691                   220
                                                                     ------------          ------------
 Total other comprehensive loss                                           (1,283)                 (409)
                                                                     ------------          ------------
COMPREHENSIVE INCOME                                                 $     1,118           $     3,711
                                                                     ============          ============


See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands) (Unaudited)

                                                                             Three Months Ended
                                                                                  June 30,
                                                                     ---------------------------------
                                                                         1999                 1998
                                                                     ------------          -----------
NET EARNINGS                                                         $       503           $    1,882
                                                                     ------------          -----------
OTHER COMPREHENSIVE INCOME (LOSS):

 Net unrealized losses on investment securities:
   Net unrealized holding losses arising during the period                (4,339)                (434)
   Reclassification adjustment for losses included in net earnings         2,699                  208
                                                                     ------------          -----------
   Net unrealized losses on investment securities                         (1,640)                (226)

   Adjustments for:
     Policyholder liabilities                                              2,070                 (131)
     Deferred federal income taxes                                          (150)                 125
                                                                     ------------          -----------
 Total other comprehensive income (loss)                                     280                 (232)
                                                                     ------------          -----------
COMPREHENSIVE INCOME                                                 $       783           $    1,650
                                                                     ============          ===========

See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                                                     Accumulated
                                                                 Additional                             other             Total
                                                 Common           paid-in          Retained         comprehensive      stockholder's
                                                 Stock            capital          earnings            (loss)            equity
                                              -----------       -----------       -----------       -------------      -------------
BALANCE, JANUARY 1, 1998                      $    2,200        $   66,259        $    9,692        $       (370)      $     77,781

 Net earnings                                                                          4,770                                  4,770

 Other comprehensive loss, net of tax                                                                       (597)              (597)
                                              -----------       -----------       -----------       -------------      -------------
BALANCE, DECEMBER 31, 1998                         2,200            66,259            14,462                (967)            81,954

 Net earnings                                                                          2,401                                  2,401

 Other comprehensive loss, net of tax                                                                     (1,283)            (1,283)
                                              -----------       -----------       -----------       -------------      -------------
BALANCE, JUNE 30, 1999                        $    2,200        $   66,259        $   16,863        $     (2,250)      $     83,072
                                              ===========       ===========       ===========       =============      =============

See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                     ----------------------------------
                                                                         1999                  1998
                                                                     ------------          ------------
Cash Flows From Operating Activities:
 Net earnings                                                        $     2,401           $     4,120
 Noncash items included in earnings:
  Amortization of deferred policy acquisition costs                        2,302                 2,156
  Capitalization of policy acquisition costs                              (2,017)               (2,493)
  Amortization (accretion) of investments                                    144                  (294)
  Interest credited to policyholders' account balances                     6,233                 6,899
  Benefit for deferred Federal income tax                                   (968)                 (247)
(Increase) decrease in operating assets:
  Accrued investment income                                                 (879)                 (181)
  Affiliated receivables                                                    (658)                    -
  Other                                                                      427                    62
 Increase (decrease) in operating liabilities:
  Claims and claims settlement expenses                                    1,240                   182
  Other policyholder funds                                                  (705)                 (322)
  Federal income taxes - current                                            (469)               (1,338)
  Affiliated payables                                                     (1,253)               (1,169)
  Other                                                                     (552)                  748
 Other operating activities:
  Net realized investment losses                                           2,779                    62
  Policy loans on insurance contracts                                     (1,365)                  745
                                                                     ------------          ------------
     Net cash and cash equivalents provided by operating activities        6,660                 8,930
                                                                     ------------          ------------
Cash Flows From Investing Activities:
 Proceeds from (payments for):
  Sales of available-for-sale securities                                 138,023                48,954
  Maturities of available-for-sale securities                             22,353                30,936
  Purchases of available-for-sale securities                            (157,839)              (54,028)
                                                                     ------------          ------------
     Net cash and cash equivalents provided by investing activities  $     2,537            $   25,862
                                                                     ------------          ------------


See notes to financial statements.                                   (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in Thousands) (Unaudited)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                               ----------------------------------
                                                                                   1999                  1998
                                                                               ------------          ------------
Cash Flows From Financing Activities:
 Proceeds from (payments for):
  Policyholder deposits (excludes internal policy replacement deposits)        $    34,536           $    45,775
  Policyholder withdrawals (including transfers to/from separate accounts)         (48,640)              (77,568)
                                                                               ------------          ------------
    Net cash and cash equivalents used by financing activities                     (14,104)              (31,793)
                                                                               ------------          ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (4,907)                2,999

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                                  18,707                10,063
                                                                               ------------          ------------
 End of period                                                                 $    13,800           $    13,062
                                                                               ============          ============
Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                         $     2,730           $     2,999
  Intercompany interest                                                                 44                    76



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

The interim financial statements for the three and six month periods are unaudited. In the opinion of management, these unaudited financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted acounting principles. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report included as an exhibit to Form 10-K for the year ended December 31, 1998. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain reclassifications have also been made to prior period financial statements, where appropriate, to conform to the current period presentation.

NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of New York and the National Association of Insurance Commissioners. Statutory capital and surplus at June 30, 1999 and December 31, 1998, was $60.0 million and $55.9 million, respectively. For the six month periods ended June 30, 1999 and 1998, statutory net income was $4.4 million and $4.3 million, respectively.

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

                                               June 30,        December 31,

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

Date: August 13, 1999

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
-------         -----------

  27            Financial Data Schedule