Form 10-Q
period 1999-09-30
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 1999-11-12
CIK 862923

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
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

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)

                                                                     September 30,         December 31,
ASSETS                                                                   1999                 1998
                                                                     -------------         ------------
INVESTMENTS:
 Fixed maturity securities, at estimated fair value
  (amortized cost:  1999 - $180,753; 1998 - $197,588)                $    177,431          $   200,681
 Equity securities, at estimated fair value
  (cost:  1999 - $21,899; 1998 - $14,684)                                  20,542               13,718
 Policy loans on insurance contracts                                       89,342               88,083
                                                                     -------------         ------------
   Total Investments                                                      287,315              302,482

CASH AND CASH EQUIVALENTS                                                  17,294               18,707
ACCRUED INVESTMENT INCOME                                                   6,321                4,968
DEFERRED POLICY ACQUISITION COSTS                                          30,132               29,742
FEDERAL INCOME TAXES - DEFERRED                                             2,343                    -
REINSURANCE RECEIVABLES                                                       175                  652
AFFILIATED RECEIVABLES - NET                                                  380                    -
OTHER ASSETS                                                                3,553                4,261
SEPARATE ACCOUNTS ASSETS                                                  946,023              887,170
                                                                     -------------         ------------
TOTAL ASSETS                                                         $  1,293,536          $ 1,247,982
                                                                     =============         ============








See notes to financial statements.                           (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                                     September 30,         December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                     1999                  1998
                                                                     -------------         ------------
LIABILITIES:
 POLICYHOLDER LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                   $    254,513          $   269,246
   Claims and claims settlement expenses                                    3,362                2,986
                                                                     -------------         ------------
    Total policyholder liabilities and accruals                           257,875              272,232


 OTHER POLICYHOLDER FUNDS                                                   2,520                1,783
 FEDERAL INCOME TAXES - DEFERRED                                                -                  119
 FEDERAL INCOME TAXES - CURRENT                                             1,125                1,347
 AFFILIATED PAYABLES - NET                                                      -                1,253
 OTHER LIABILITIES                                                          2,324                2,124
 SEPARATE ACCOUNTS LIABILITIES                                            946,023              887,170
                                                                     -------------         ------------
    Total Liabilities                                                   1,209,867            1,166,028
                                                                     -------------         ------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
    authorized, issued and outstanding                                      2,200                2,200
 Additional paid-in capital                                                66,259               66,259
 Retained earnings                                                         18,934               14,462
 Accumulated other comprehensive loss                                      (3,724)                (967)
                                                                     -------------         ------------
    Total Stockholder's Equity                                             83,669               81,954
                                                                     -------------         ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $  1,293,536          $ 1,247,982
                                                                     =============         ============






See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                     ----------------------------------
                                                                         1999                  1998
                                                                     ------------          ------------
REVENUES:
 Investment revenue:
  Net investment income                                              $    14,694           $    16,430
  Net realized investment losses                                          (2,805)                 (283)
 Policy charge revenue                                                    12,837                11,521
                                                                     ------------          ------------
   Total Revenues                                                         24,726                27,668
                                                                     ------------          ------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                      9,306                10,424
 Market value adjustment expense                                             243                   480
 Policy benefits (net of reinsurance recoveries:  1999 - $458;
  1998 - $751)                                                               520                 1,169
 Reinsurance premium ceded                                                 1,358                 1,262
 Amortization of deferred policy acquisition costs                         3,383                 3,180
 Insurance expenses and taxes                                              3,036                 3,967
                                                                     ------------          ------------
   Total Benefits and Expenses                                            17,846                20,482
                                                                     ------------          ------------

   Earnings Before Federal Income Tax Provision                            6,880                 7,186

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                   3,386                 1,990
 Deferred                                                                   (978)                  228
                                                                     ------------          ------------
   Total Federal Income Tax Provision                                      2,408                 2,218
                                                                     ------------          ------------
NET EARNINGS                                                         $     4,472           $     4,968
                                                                     ============          ============

See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                             Three Months Ended
                                                                                September 30,
                                                                     ----------------------------------
                                                                         1999                  1998
                                                                     ------------          ------------
REVENUES:
 Investment revenue:
  Net investment income                                              $     4,801           $     5,293
  Net realized investment losses                                             (26)                 (221)
 Policy charge revenue                                                     4,470                 3,932
                                                                     ------------          ------------
   Total Revenues                                                          9,245                 9,004
                                                                     ------------          ------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                      3,073                 3,525
 Market value adjustment expense                                              82                   285
 Policy benefits (net of reinsurance recoveries:  1999 - $98;
  1998 - $376)                                                               234                   476
 Reinsurance premium ceded                                                   460                   448
 Amortization of deferred policy acquisition costs                         1,081                 1,024
 Insurance expenses and taxes                                              1,129                 1,595
                                                                     ------------          ------------
   Total Benefits and Expenses                                             6,059                 7,353
                                                                     ------------          ------------

   Earnings Before Federal Income Tax Provision                            3,186                 1,651

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                   1,125                   328
 Deferred                                                                    (10)                  475
                                                                     ------------          ------------
   Total Federal Income Tax Provision                                      1,115                   803
                                                                     ------------          ------------
NET EARNINGS                                                         $     2,071           $       848
                                                                     ============          ============

See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands) (Unaudited)


                                                                              Nine Months Ended
                                                                                September 30,
                                                                     ----------------------------------
                                                                         1999                  1998
                                                                     ------------          ------------
NET EARNINGS                                                         $     4,472           $     4,968

OTHER COMPREHENSIVE INCOME (LOSS):

 Net unrealized losses on investment securities:
   Net unrealized holding gains (losses) arising during the period       (10,219)                  102
   Reclassification adjustment for (gains) losses included in net          3,413                  (122)
    earnings                                                         ------------          ------------

   Net unrealized losses on investment securities                         (6,806)                  (20)

   Adjustments for:
              Policyholder liabilities                                     2,565                   154
              Deferred federal income taxes                                1,484                   (47)
                                                                     ------------          ------------
 Total other comprehensive income (loss)                                  (2,757)                   87
                                                                     ------------          ------------
COMPREHENSIVE INCOME                                                 $     1,715           $     5,055
                                                                     ============          ============



See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands) (Unaudited)


                                                                              Three Months Ended
                                                                                 September 30,
                                                                     ----------------------------------
                                                                         1999                  1998
                                                                     ------------          ------------
NET EARNINGS                                                         $     2,071           $       848

OTHER COMPREHENSIVE INCOME (LOSS):

 Net unrealized gains (losses) on investment securities:
   Net unrealized holding gains (losses) arising during the period        (2,473)                1,115
   Reclassification adjustment for (gains) losses included in net            290                  (226)
    earnings                                                         ------------          ------------

   Net unrealized gains (losses) on investment securities                 (2,183)                  889

   Adjustments for:
              Policyholder liabilities                                       (84)                 (126)
              Deferred federal income taxes                                  793                  (267)
                                                                     ------------          ------------
 Total other comprehensive income (loss)                                  (1,474)                  496
                                                                     ------------          ------------
COMPREHENSIVE INCOME                                                 $       597           $     1,344
                                                                     ============          ============


See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                                                  Accumulated
                                                                Additional                           other            Total
                                                 Common          paid-in         Retained        comprehensive     stockholder's
                                                 stock           capital         earnings            loss             equity
                                              -----------      -----------      -----------      -------------     -------------
BALANCE, JANUARY 1, 1998                      $    2,200       $   66,259       $    9,692       $       (370)     $     77,781

 Net earnings                                                                        4,770                                4,770

 Other comprehensive loss, net of tax                                                                    (597)             (597)
                                              -----------      -----------      -----------      -------------     -------------
BALANCE, DECEMBER 31, 1998                         2,200           66,259           14,462               (967)           81,954

 Net earnings                                                                        4,472                                4,472

 Other comprehensive loss, net of tax                                                                  (2,757)           (2,757)
                                              -----------      -----------      -----------      -------------     -------------
BALANCE, SEPTEMBER 30, 1999                   $    2,200       $   66,259       $   18,934       $     (3,724)     $     83,669
                                              ===========      ===========      ===========      =============     =============

See notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                     ----------------------------------
                                                                         1999                  1998
                                                                     ------------          ------------
Cash Flows From Operating Activities:
 Net earnings                                                        $     4,472           $     4,968
 Noncash items included in earnings:
  Amortization of deferred policy acquisition costs                        3,383                 3,180
  Capitalization of policy acquisition costs                              (3,773)               (3,885)
  Amortization (accretion) of investments                                    294                  (262)
  Interest credited to policyholders' account balances                     9,306                10,424
  Provision (benefit) for deferred Federal income tax                       (978)                  228
 (Increase) decrease in operating assets:
  Accrued investment income                                               (1,353)               (1,189)
  Affiliated receivables                                                    (380)                    -
  Other                                                                    1,185                  (759)
 Increase (decrease) in operating liabilities:
  Claims and claims settlement expenses                                      376                 3,785
  Other policyholder funds                                                   737                  (330)
  Federal income taxes - current                                            (222)               (1,927)
  Affiliated payables                                                     (1,253)               (1,280)
  Other                                                                      200                  (279)
 Other operating activities:
  Net realized investment losses                                           2,805                   283
  Policy loans on insurance contracts                                     (1,259)                  914
                                                                     ------------          ------------
    Net cash and cash equivalents provided by operating activities        13,540                13,871
                                                                     ------------          ------------
 Cash Flows From Investing Activities:
  Proceeds from (payments for):
   Sales of available-for-sale securities                                164,623                66,613
   Maturities of available-for-sale securities                            29,744                44,348
   Purchases of available-for-sale securities                           (187,846)              (80,077)
                                                                     ------------          ------------
    Net cash and cash equivalents provided by investing activities   $     6,521           $    30,884
                                                                     ------------          ------------

See notes to financial statements.                          (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in Thousands) (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                     ----------------------------------
                                                                         1999                  1998
                                                                     ------------          ------------
Cash Flows From Financing Activities:
 Proceeds from (payments for):
  Policyholder deposits (excludes internal policy replacement        $    59,172           $    75,141
   deposits)
  Policyholder withdrawals (including transfers to/from separate         (80,646)             (119,510)
   accounts)                                                         ------------          ------------

    Net cash and cash equivalents used by financing activities           (21,474)              (44,369)
                                                                     ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (1,413)                  386

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                        18,707                10,063
                                                                     ------------          ------------
 End of period                                                       $    17,294           $    10,449
                                                                     ============          ============
Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                               $     3,607           $     3,916
  Intercompany interest                                                       59                   119


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

The interim financial statements for the three and nine month periods are unaudited. In the opinion of management, these unaudited financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted acounting principles. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K ("1998 10K") for the year ended December 31, 1998. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain reclassifications have also been made to prior period financial statements, where appropriate, to conform to the current period presentation.

NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of New York and the National Association of Insurance Commissioners. Statutory capital and surplus at September 30, 1999 and December 31, 1998, was $61.3 million and $55.9 million, respectively. For the nine month periods ended September 30, 1999 and 1998, statutory net income was $5.6 million and $4.1 million, respectively.

NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as available-for-sale and are recorded at fair value. For certain products, policyholders' account balances are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in accumulated other comprehensive loss, net of taxes. The following reconciles net unrealized investment gains (losses) on available-for-sale investments:


                                              September 30,      December 31,
                                                  1999               1998
                                              -------------      ------------
 Assets:
  Fixed maturity securities                   $     (3,322)      $     3,093
  Equity securities                                 (1,357)             (966)
  Federal income taxes - deferred                    2,005                 -
                                              -------------      ------------
                                                    (2,674)            2,127

 Liabilities:
  Policyholders' account balances                    1,050             3,615
  Federal income taxes - deferred                        -              (521)
                                              -------------      ------------
                                                     1,050             3,094
 Stockholder's equity:
  Accumulated other comprehensive loss        $     (3,724)      $      (967)
                                              =============      ============

NOTE 4.  ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

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

The following table summarizes each business segment's contribution to the consolidated net revenues and net earnings for the three and nine month periods ended September 30:

                            Three Months Ended        Nine Months Ended
                              September 30,             September 30,
                            -------------------      -------------------
                              1999       1998          1999       1998
                            --------   --------      --------   --------
Net Revenues (a):

  Life Insurance            $ 2,505    $ 2,235       $ 7,412    $ 6,822
  Annuities                   2,787      2,454         5,981      7,989
  Other                         880        790         2,027      2,433
                            --------   --------      --------   --------
Total Net Revenues          $ 6,172    $ 5,479       $15,420    $17,244
                            ========   ========      ========   ========

Net Earnings:

  Life Insurance            $   564    $   196       $ 1,818    $ 1,158
  Annuities                     936        139         1,337      2,229
  Other                         571        513         1,317      1,581
                            --------   --------      --------   --------
Total Net Earnings          $ 2,071    $   848       $ 4,472    $ 4,968
                            ========   ========      ========   ========

 (a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.


Item 2  Management's Narrative Analysis of the Results of
Operations

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three month and nine month periods ended September 30, 1999 and 1998. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 1998 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1998 10K.

Business Overview

The Company's gross earnings are principally derived from two sources:

  the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread, and the charges imposed on variable life insurance and variable annuity contracts

The costs associated with acquiring contract owner deposits are amortized over the period in which the Company anticipates holding those funds. In addition, the Company incurs expenses associated with the maintenance of in-force contracts.

Life insurance premiums and annuity deposits decreased $6 million (or 19%) to $26 million and $23 million (or 26%) to $66 million in the third quarter and nine month periods ended September 30, 1999, respectively, as compared to the same periods in 1998. The decrease in total sales occurred primarily in the Company's variable annuity product, which decreased $5.0 million and $20.6 million during the current three and nine month periods, respectively. During the fourth quarter 1998, the New York Insurance Department promulgated regulations regarding the replacement of certain life insurance policies and annuity contracts. The new regulations significantly increase the complexity and length of time to process most replacements, making the procedure extremely cumbersome, even for routine annuity replacements. In management's opinion, sales volumes have been negatively impacted within its distribution system by the increase in administrative burden for life insurance and annuity sales. The following table compares the Company's variable annuity deposits received by the source of funds:

                                                  Variable Annuity
                                                 Deposits Collected                  Change
                                            ---------------------------   --------------------------
                                            Three Months    Nine Months   Three Months   Nine Months
                                               1999             1999      1999 - 1998    1999 - 1998
                                            ------------    -----------   ------------   -----------
                                                    ($ In Millions)              ($ In Millions)

 Internal Replacement Policies              $         2     $        6    $        (1)   $       (6)

 External Replacement Policies                        7             16             (3)          (10)
                                            ------------    -----------   ------------   -----------
   Total Replacement Policies                         9             22             (4)          (16)

 New Business                                        15             37             (1)           (4)
                                            ------------    -----------   ------------   -----------
   Total Variable Annuity Deposits          $        24     $       59    $        (5)   $      (20)
                                            ============    ===========   ============   ===========

Policy and contract surrenders increased $1.1 million (or 7%) to $16.6 million and decreased $13.3 million (or 23%) to $43.4 million during the three month and nine month periods ended September 30, 1999, respectively, as compared to the same periods in 1998. During the current three and nine month periods, modified guaranteed annuity surrenders decreased $2.0 million (or 31%) and $11.9 million (or 47%), respectively. The decrease in modified guaranteed annuity surrender activity is primarily attributable to two factors. First, there was a reduction in the number of contracts reaching the end of their interest rate guarantee periods during 1999 as compared to 1998. Second, increases in medium term interest rates during the current nine month period resulted in increased persistency. The market value adjustment provision on these contracts has an inverse relationship to changes in interest rates. Average interest rates on 1 to 10 year term U.S. Treasury securities increased approximately 104 basis points since the end of 1998.

During the first nine months of 1999, separate account assets increased $59 million (or 6.6%) to $946 million, primarily due to strong investment performance during the first half of 1999. The following table compares the changes in separate account assets during the first three quarters of 1999:

                                                                                           Year-
(In Millions)                                          1st Qtr     2nd Qtr      3rd Qtr   to-date
-------------                                          -------     -------      -------   -------
Variable product investment performance                   $23         $50        ($25)       $48
Variable product net cash inflow                            1           4           6         11
                                                       -------     -------      -------   -------

Total increase (decrease) in seaparate account assets     $24         $54        ($19)       $59
Percentage increase (decrease)                           2.7%        6.0%       (2.0%)      6.6%

During the first nine months of 1999, the approximately 104 basis point increase in medium term interest rates, combined with increased credit exposure on certain domestic security holdings resulted in a net decline in fair value of the Company's investments of $6.8 million. After adjusting policyholder liabilities and deferred federal income taxes for the impact of portfolio market value losses, other comprehensive losses were $2.8 million during the current nine month period.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 1999, the Company's assets included $188 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

As of September 30, 1999, approximately $4.4 million (or 2.5%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

Year 2000 Compliance

As the Year 2000 approaches, the Company has undertaken initiatives to address the Year 2000 problem (the "Y2K problem") in conjunction with the Merrill Lynch & Co. Year 2000 Compliance Initiative. Refer to the 1998 10K for a full description. The failure of the Company's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the processing of policyholder transactions, the valuation of policyholder liabilities, and the recording and valuation of assets. The Y2K problem could also increase the Company's exposure to risk and legal liability and its need for liquidity.

The renovation and production testing phases of the Company's
Year 2000 efforts, as described in the 1998 10K, were completed as of June 30, 1999.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. This could result in reduced liquidity as well as increased volatility. Disruption or suspension of activity in the world's financial markets is also possible. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. The Company will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. The failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company continues to develop and review its contingency plans in order to meet three objectives: minimize disruptions of services to the Company and its customers, provide an effective mechanism for resumption of operations in a timely manner, and minimize potential earnings and capital losses. In connection with information technology and non-information technology products and services, contingency plans may include selection of alternate vendors or service providers and changing business practices so that a particular system is not needed. In addition, all technology systems have been fully documented, those individuals responsible for responding to a failure have been identified, and a Year 2000 command center is in the process of being established.

The primary costs associated with the Year 2000 Compliance Initiative are incurred by Merrill Lynch & Co. and are not directly allocated to the various business units. As of September 30, 1999, Merrill Lynch & Co.'s total estimated expenditures of existing and incremental resources for the Year 2000 Compliance Initiative were approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch & Co. is applying a fully costed pricing methodology for this project.
Of the total estimated expenditures, approximately $40 million, related to continued testing, contingency planning, risk management and the wind down of the efforts, has not yet been spent. Included in the overall Merrill Lynch & Co. expenditures were estimated total Year 2000 expenditures for Information Systems personnel responsible for the ongoing maintenance and support of the Company's information technology of approximately $0.3 million, of which less than $0.1 million was remaining. There can be no assurance that the costs associated with such efforts will not exceed those currently anticipated, or that the possible failure of such efforts will not have a material adverse effect on the Company's business, results of operations, or financial condition.


Results of Operations

For the nine month periods ended September 30, 1999 and 1998, the Company reported net earnings of $4.5 million and $5.0 million, respectively. For the three month periods ended September 30, 1999 and 1998, the Company reported net earnings of $2.1 million and $0.8 million, respectively.

Net earnings derived from interest spread decreased $0.6 million (or 10%) for the nine month period ended September 30, 1999, as compared to the same period during 1998, primarily due to the decline in fixed rate contracts in-force. During the current three month period, net earnings derived from interest spread were flat as compared to 1998.

Net realized investment losses decreased $0.2 million and increased $2.5 million for the three month and nine month periods ended September 30, 1999, respectively, compared to the equivalent periods in 1998. The increase in year-to-date net realized investment losses is primarily due to increased credit related losses, which increased $2.0 million as compared to the same period 1998.

Policy charge revenue increased $0.5 million (or 14%) and $1.3 million (or 11%) during the third quarter and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998. The increase in policy charge revenue is primarily attributable to the increase in policyholders' variable account balances. Average variable account balances increased $131 million (or 16%) during the current nine month period. Asset based policy charges increased $1.2 million (or 18%), consistent with the growth in average variable account balances. Non-asset based charges were flat as compared to 1998.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. The market value adjustment expense decreased $0.2 million for both the current three month and nine month periods, consistent with a decrease in surrender activity resulting from the rising interest rate enviroment during 1999.

Policy benefits decreased approximately $0.2 million (or 51%) and $0.6 million (or 56%) during the current three and nine month periods respectively, as compared to the same periods during 1998. The decrease is due to decreased mortality for all life products.

Reinsurance premium ceded increased $0.1 million (or 8%) during the current nine month period as compared to the same period in 1998. This increase is attributable to the combined effect of the increasing age of policyholders and increased insurance in-force. During the current three month period, reinsurance premium ceded was flat as compared to 1998.

Amortization of deferred policy acquisition costs increased $0.1 million (or 6%) and $0.2 million (or 6%) during the three month and nine month periods ended September 30, 1999, respectively, as compared to the same periods in 1998. The three and nine month period increases are primarily attributable to higher policy fee income during 1999 as compared to 1998.

Insurance expenses and taxes decreased $0.5 million (or 29%) and $0.9 million (or 23%) during the three month and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998. The decrease in insurance expenses and taxes is primarily due to reductions in salary and office rental expenses associated with the Company's closing of it's New York service center, as well as expense reduction procedures implemented by Merrill Lynch & Co. Both of these events occurred during the third quarter 1998.

The Company's effective federal income tax rate increased to 35% for 1999 from 31% for 1998 principally as a result of year to year differences in certain permanent adjustments.

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

Date: November 12, 1999

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
-------         -----------

  27            Financial Data Schedule