Form 10-K405
period 1999-12-31
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 2000-03-30
CIK 862923

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                                 1-800-333-6524
                  ----------------------------------------------
                 (Registrant's telephone no. including area code)

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

        The Registrant is currently licensed to conduct life insurance and annuity business in nine states. It currently markets its annuity products and variable life insurance products only in the state of New York. During 1999, annuity and life insurance sales were made principally in New York (94%, as measured by total contract owner deposits).

        The Registrant's life insurance and annuity products will be sold only by licensed agents through Merrill Lynch Life Agency, Inc. ("MLLA") which is a wholly owned subsidiary of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), pursuant to a general agency agreement by and between the Registrant and MLLA. Sales are made by career life insurance agents whose sole responsibility is the sale and servicing of insurance, and by Financial Consultants of MLPF&S who are also licensed as insurance agents. At December 31, 1999, approximately 2,176 agents of MLLA were authorized to act for the Registrant.

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

In addition to providing historical information, the Registrant (also referred to as "ML of New York") may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. A variety of factors, many of which are beyond ML of New York's control, affect the operations, performance, business strategy, and results of ML of New York and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the factors listed in the Business Environment and Economic Environment sections listed below, as well as actions and initiatives taken by both current and potential competitors and the effect of current, pending, and future legislation and regulation. ML OF NEW YORK UNDERTAKES NO RESPONSIBILITY TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS.

BUSINESS ENVIRONMENT

ML of New York conducts its business in the life insurance and annuity markets of the financial services industry. These markets are highly regulated with particular emphasis on company solvency and sales practice monitoring.

The financial services industry continues to be affected by the intensifying competitive environment as demonstrated by the following factors: consolidation through mergers and acquisition, competition from new entrants, and traditional competitors using the internet to establish or expand their businesses. In addition, the passage of the Gramm-Leach-Bliley Act in November 1999 represented a significant accomplishment in the effort to modernize the financial services industry in the U.S. by substantially eliminating barriers between banking, securities and insurance industries. This legislation, together with other changes in the financial services industry made possible by previous reforms, has increased the number of companies competing for a similar customer base.

Demographically, the population is aging, which favors life insurance and annuity products. However, current tax legislative proposals, which are in various stages of the political process, may have a material impact on the life insurance industry by reducing the competitiveness of certain products or by reducing or eliminating the tax advantages on certain products.

ECONOMIC ENVIRONMENT

ML of New York's financial position and/or results of operations are primarily impacted by the following economic factors:

-       fluctuations in medium term interest rates
-       fluctuations in credit spreads
-       equity market performance

ML of New York defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During 1999, medium term interest rates increased approximately 168 basis points to yield, on average, 6.24% at December 31, 1999.

ML of New York defines credit spreads as the interest rate spread between the 5-year U.S Treasury Bond Index and the 5-year Corporate Financial Bond Index. During 1999, credit spreads contracted approximately 65 basis points from the historically high levels experienced during 1998, and ended the year with a spread of 103 basis points. During 1998, global economic instability contributed to a significant widening of credit spreads.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). During 1999, the Dow, NASDAQ and S&P Index increased 25%, 86% and 20%, respectively, with all three indices closing the year at historical highs. The investment performance in the underlying mutual funds supporting ML of New York's variable products do not replicate the returns on any specific U.S. equity market index, however investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

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

ML of New York's financial management is based on conservative investment and liability management and regular monitoring of its risk profile. ML of New York also seeks to provide superior customer service and financial management to promote the competitiveness of its products. ML of New York's customer service centers have established standards of performance that are monitored on a regular basis. Managers and employees in the customer service centers are periodically evaluated based on their performance in meeting these standards.

ML of New York has strategically placed its marketing emphasis on the sale of variable annuities, modified guaranteed annuities and variable life insurance products. These products are designed to address the retirement and estate planning needs of Merrill Lynch & Co.'s clients. The variable annuity product provides tax-deferred savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. The modified guaranteed annuity product provides a guaranteed fixed interest-crediting rate for a period selected by the contract owner, but imposes a market value adjustment for withdrawals prior to the expiration of the guarantee period. ML of New York offers a variable life insurance product that provides life insurance protection and allows the contract owner to allocate the cash value of the policy to underlying mutual fund portfolios. The following table summarizes ML of New York's sales activity for the three years ending December 31, 1999:

                                                    (In Millions)                                 % Change
                                   ---------------------------------------------  ----------------------------------------
                                        1999            1998          1997            1999 - 1998          1998 - 1997
                                   --------------  -------------- --------------  -------------------  ------------------

Variable Annuities                 $          78   $          97  $         101                (20%)                (4%)

Modified Guaranteed Annuities                  2               2              5                   0%               (60%)

Variable Life Insurance                        8              10             11                (20%)                (9%)
                                   --------------  -------------- --------------  -------------------  ------------------

  Total Premiums Collected         $          88   $         109  $         117                (19%)                (7%)
                                   ==============  ============== ==============  ===================  ==================

ML of New York's total sales decreased 19% during 1999 as compared to 1998 and 7% during 1998 as compared to 1997, primarily due to reductions in variable annuity sales. Variable annuity sales, however, continued to dominate overall sales by comprising 89%, 89% and 86% of total sales volume for the years ended 1999, 1998 and 1997, respectively.

Variable annuity sales decreased 20% during 1999 as compared to 1998 and 4% during 1998 as compared to 1997. During the fourth quarter 1998, the New York Insurance Department promulgated regulations regarding the replacement of certain life insurance policies and annuity contracts. The new regulations significantly increase the complexity and length of time to process most replacements. In management's opinion, sales volumes have been negatively impacted within its distribution system by the increase in administrative burden for life insurance and annuity sales. The following table compares the Company's variable annuity sales received by the source of funds:

                                                           ($ In Millions)                                  % Change
                                         ----------------------------------------------------    -------------------------------
                                               1999              1998               1997          1999 - 1998       1998 - 1997
                                         ---------------   ---------------   ----------------    -------------     -------------

    Internal Replacement Policies        $         7       $        14       $        10              (50%)              40%

    External Replacement Policies                 22                33                29              (33%)              14%
                                         --------------    --------------    --------------      -------------     -------------

      Total Replacement Policies                  29                47                39              (38%)              21%

    New Business                                  49                50                62               (2%)             (19%)

                                         --------------    --------------    --------------      -------------     -------------
      Total Variable Annuity Deposits    $        78       $        97       $       101              (20%)              (4%)
                                         ==============    ==============    ==============      =============     =============

Merrill Lynch & Co. offers an optional asset allocation service to ML of New York variable annuity contract owners. An investment advisor allocates the participating contract owner's account value among the available underlying mutual fund portfolios based on the contract owner's investment objectives and risk tolerance. ML of New York does not receive any financial remuneration from Merrill Lynch & Co. for this service; however, management believes that its availability has had a positive effect on variable annuity sales volume.

During 1999, policy and contract surrenders decreased $8.5 million (or 13%) to $59.5 million as compared to 1998 primarily due to a decrease in modified guaranteed annuity surrenders. During 1999, modified guaranteed annuity surrenders decreased $9.7 million (or 35%) to $18.1. The decrease in modified guaranteed annuity surrender activity is primarily attributable to increases in medium term interest rates during the current year. The market value adjustment provision on these contracts has an inverse relationship to changes in interest rates.

FINANCIAL CONDITION

At December 31, 1999, ML of New York's assets were $1.4 billion, or $181 million higher than the $1.2 billion in assets at December 31, 1998. The increase in assets is attributable to the growth in separate accounts assets, which increased $200 million (or 23%) to $1.1 billion. ML of New York's separate accounts assets benefited from strong investment performance associated with the generally rising equity markets. During 1999, separate accounts assets increased $183 million due to price appreciation in the underlying mutual funds supporting the variable products. Second, net cash inflow to the variable products contributed $17 million to the growth in separate accounts assets.

Assets excluding separate accounts assets ("general account assets") decreased $19 million primarily due to the declining number of fixed-rate contracts inforce. Also contributing to the decline in general account assets was the decrease in market values of investment securities associated with the rising interest rate environment. During 1999, market values on invested assets decreased $10.5 million. After adjusting for deferred federal income taxes, total general account assets decreased $8.1 million as a result of the rising interest rate environment.

During 1999, ML of New York experienced contract owner deposits that exceeded withdrawals by $4 million. The components of contract owner transactions are as follows:

(In Millions)                                                1999
                                                        --------------

Premiums collected                                       $         88
Internal tax-free exchanges                                        (8)
                                                        --------------
     Net contract owner deposits                                   80

Contract owner withdrawals                                        110
Net transfers to/from separate accounts                           (34)
                                                        --------------
     Net contract owner withdrawals                                76
                                                        --------------

Net contract owner activity                              $          4
                                                        ==============

ML of New York maintains a conservative general account investment portfolio. ML of New York has no mortgage or real estate investments. The following schedule identifies ML of New York's general account invested assets by type:

Investment Grade Fixed Maturity Securities (Rated A or higher).......................             41%
Policy Loans.........................................................................             33%
Investment Grade Fixed Maturity Securities (Rated BBB)...............................             17%
Equity Securities....................................................................              7%
Non-Investment Grade Fixed Maturity Securities.......................................              2%
                                                                                           -----------
                                                                                                 100%
                                                                                           ===========

ML of New York's investment in collateralized mortgage obligations ("CMO") and mortgage backed securities ("MBS") had a carrying value of $9 million as of December 31, 1999. At December 31, 1999, all of ML of New York's CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from similarly rated corporate securities.

As of December 31, 1999, ML of New York had 2,776 life insurance and annuity contracts inforce with interest rate guarantees. The estimated average rate of interest credited on behalf of contract owners was 5.13% during 1999. Invested assets supporting liabilities with interest rate guarantees had an estimated effective yield of 6.83% during 1999. The number of life insurance and annuity contracts inforce with interest rate guarantees decreased 13% as compared to 1998.

LIQUIDITY AND CAPITAL RESOURCES

ML of New York's liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has inforce. ML of New York has developed and utilizes a cash flow projection system and regularly performs asset / liability duration matching in the management of its asset and liability portfolios. ML of New York anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 1999, ML of New York's assets included $185 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

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

The National Association of Insurance Commissioners utilizes the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company's risk profile. As of December 31, 1999 and 1998, based on the RBC formula, ML of New York's total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.

ML of New York has received claims paying ability ratings from the major insurance rating agencies as follows: A.M. Best - "A+" and Standard and Poors - "AA-".

ML of New York has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks that ML of New York assumes, but will allow ML of New York to reduce its absolute level of surplus. In implementing this plan, ML of New York paid $15 million in dividends to MLIG during 1997. No dividends were paid during 1999 and 1998.

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

YEAR 2000 COMPLIANCE INITIATIVE

In 1999 ML of New York completed its efforts to address the Year 2000 problem (the "Y2K problem") in conjunction with the Merrill Lynch & Co. Year 2000 Compliance Initiative (the "Y2K Initiative"). The Y2K problem was the result of a widespread programming technique that caused computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may have caused serious failures in information technology systems and other systems.

In 1995 Merrill Lynch & Co. established the Y2K Initiative to address the internal and external risks associated with the Y2K problem. The Y2K Initiative consisted of six phases, completed by the millennium: planning, pre-renovation, renovation, production testing, certification, and integration testing. Contingency plans were established in the event of any failures or disruptions.

Through the date of this filing, there have been no material failures or disruptions of systems or services at ML of New York attributable to the Y2K problem. Similarly we have not been notified of any material failure or disruption of systems or services affecting third parties in their capacity to transact business with ML of New York or in ML of New York's capacity to transact business with others. ML of New York continues to monitor the performance of its systems for any possible future failures or disruptions attributable to the Y2K problem. In light of the dependency of the parties in or serving the financial markets, the failure or disruption of systems or services of exchanges, clearing organizations, vendors, service providers, counterparties, regulators or others could have a material adverse effect on ML of New York's business, results of operations, and financial condition.

The primary costs associated with the Y2K Initiative were incurred by Merrill Lynch & Co. and were not directly allocated to the various business units. Merrill Lynch & Co.'s total expenditures for the entire Y2K Initiative were approximately $512 million, including approximately $102 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch & Co. is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $12 million, related to continued testing, contingency planning, risk management and the wind down of the efforts, has not yet been spent. Included in the overall Merrill Lynch & Co. expenditures were estimated total Year 2000 expenditures for Information Systems personnel responsible for the ongoing maintenance and support of the Company's information technology of approximately $0.3 million.

RESULTS OF OPERATIONS

ML of New York's gross earnings are principally derived from two sources:

- the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread, and
- the charges imposed on variable life insurance and variable annuity contracts

The costs associated with acquiring contract owner deposits are amortized over the period in which ML of New York anticipates holding those funds. In addition, ML of New York incurs expenses associated with the maintenance of inforce contracts.

1999 compared to 1998

ML of New York recorded net earnings of $6.6 million and $4.8 million for 1999 and 1998, respectively.

Net earnings derived from interest spread decreased $0.3 million during 1999 as compared to 1998. The reduction in interest spread is primarily a result of the declining number of fixed rate contracts inforce.

Net realized investment losses increased $1.1 million (or 55%) to $3.1 million during 1999 primarily due to two factors. First, there was a $0.8 million decrease in interest related realized gains as compared to 1998. This decrease is primarily attributable to reduced sales of investments supporting the modified guaranteed annuity product. The reduction in investment sales is attributable to lower surrender activity during 1999 as compared to 1998. Second, credit related losses increased $0.3 million during 1999 as compared to 1998.

Policy charge revenue increased $1.8 million (or 12%) during 1999 as compared to 1998. The increase in policy charge revenue is primarily attributable to the increase in contract owners' variable account balances. During 1999, average variable account balances increased $142 million (or 18%) as compared to 1998. During the same time period, asset based policy charges increased $1.8 million (or 20%) consistent with the growth in the average variable account balances.

The market value adjustment expense is attributable to ML of New York's modified guaranteed annuity contracts. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During 1999, the market value adjustment expense decreased $0.3 million (or 54%) as compared to 1998 consistent with the decrease in surrender activity resulting from the higher interest rate environment in 1999.

Policy benefits decreased $1.0 million (or 61%) during 1999 as compared to 1998 due to decreased mortality for variable life insurance products.

Reinsurance premium ceded increased $0.1 million (or 7%) to $1.8 million during 1999. This increase is attributable to the combined effect of the increasing age of contract owners and increased insurance inforce.

Amortization of deferred policy acquisition costs decreased $0.9 million (or 16%) to $4.8 million in 1999. The retrospective adjustment of deferred policy acquisition costs that occurred during 1998 resulted in a $1.5 million increase in amortization of deferred policy acquisition costs. Excluding this adjustment, amortization of deferred policy acquisition costs increased $0.6 million as compared to 1998 primarily due to the growth in policy fee income.

Insurance expenses and taxes decreased $0.7 million (or 14%) during 1999 as compared to 1998. The decrease in insurance expenses and taxes is primarily due to reductions in salary and office rental expenses associated with the Company's closing of it's New York service center, as well as expense reduction procedures implemented by Merrill Lynch & Co. Both of these events occurred during the third quarter 1998.

ML of New York's effective federal income tax rate increased to 33% for 1999 from 28% for 1998 principally due to a reduction of certain permanent differences recorded during 1999 as compared to 1998.

1998 compared to 1997

ML of New York recorded net earnings of $4.8 million and $9.7 million for 1998 and 1997, respectively.

Net earnings derived from interest spread decreased $3.2 million during 1998 as compared to 1997. During 1997, ML of New York determined that certain contract owner reserves exceeded amounts required resulting in reductions to those reserves. Excluding these reductions, interest spread decreased $2.2 million during 1998 as compared to 1997. The reduction in interest spread is primarily a result of ML of New York's $15 million dividend payment to its stockholder during the fourth quarter 1997 and the declining number of fixed rate contracts inforce.

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

Policy charge revenue increased $2.4 million (or 19%) during the current year as compared to 1997. The increase in policy charge revenue is primarily attributable to the increase in contract owners' variable account balances. During 1998, average variable account balances increased $140 million (or 21%) as compared to 1997.

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

Reinsurance premium ceded increased $0.1 million (or 8%) to $1.7 million during 1998. This increase is attributable to the combined effect of the increasing age of contract owners and increased insurance inforce.

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

ML of New York's effective federal income tax rate decreased to 28% for 1998 from 34% for 1997 primarily due to adjustments for foreign tax credits recorded during 1998.

Segment Information

ML of New York's operating results are categorized into two business segments:
Life Insurance and Annuities. ML of New York's Life Insurance segment consists of variable life insurance products and interest-sensitive life products. ML of New York's Annuity segment consists of variable annuities and interest-sensitive annuities. Other earnings represent earnings on assets that do not support contract owner liabilities. Net earnings by segment were as follows:


   Segment                        1999          1998           1997
   -------                        ----          ----           ----

Life Insurance                    $2.6          $0.5           $2.1
Annuities                          2.4           2.6            5.3
Other                              1.6           1.7            2.3

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with ML of New York's consolidated financial condition and results of operations presented herein.

ML of New York is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 1999.

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

A number of assumptions must be made to obtain the expected fair value changes illustrated below. There is no reason to believe that historically simulated interest rate and credit spread movements have any predictive power for future fair value changes. The volatility experienced during recent years demonstrates the limitations of these models.

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

The following table presents the estimated net impact on the fair value of non-trading investments and interest sensitive liabilities resulting from various hypothetical interest rate scenarios, based on assumptions contained in ML of New York's model:

                                                 Change in Fair Value
                                                    (In Millions)
                                           ---------------------------------
Change in Interest Rates                       1999               1998
-------------------------------------      -------------      --------------

+ 100 basis points                           ($3.5)             ($2.6)
+ 50 basis points                            ($1.7)             ($1.4)
- 50 basis points                             $1.5               $1.5
- 100 basis points                            $2.9               $3.0

ML of New York's model is based on existing business inforce as of year-end 1999 without considering the impact of new life insurance and annuity sales on assets or liabilities. The model incorporates ML of New York's fixed maturity securities and preferred equity investments excluding variable rate securities with rate resetting in less than ninety days, securities with a maturity of less than ninety days, and securities that are in or near default. The changes in interest rate scenarios, noted above, assume parallel shifts in the yield curve occurring uniformly throughout the year.

Additionally, certain products have features that mitigate the impact of interest rate risk. Examples include surrender charges, market value adjustments, and resetting of interest credited rates (subject to certain guaranteed minimum crediting rates). For interest sensitive life products the guaranteed minimum rate is 4%. For interest sensitive annuity products the guaranteed minimum rates range from 3% to 5%, with the greatest concentration in the 3% to 4% range.

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

The following table presents the estimated net impact on the fair value of non-trading investments resulting from various hypothetical fluctuations in credit spreads, based on assumptions contained in ML of New York's model:

                                                    Change in Fair Value
                                                       (In Millions)
                                              ---------------------------------
Change in Credit Spreads                          1999               1998
----------------------------------------      --------------     --------------

+ 50 basis points                               ($3.2)             ($2.9)
+ 10 basis points                               ($0.9)             ($0.6)
- 10 basis points                                $0.3               $0.6
- 50 basis points                                $2.5               $3.0

ML of New York's model is based on existing business inforce as of year-end 1999 without considering the impact of new life insurance and annuity sales on assets. The model incorporates ML of New York's fixed maturity securities and preferred equity investments excluding securities with a maturity of less than ninety days and securities that are in or near default. The changes in credit spreads, noted above, assume a uniform occurrence throughout the year.

Liability valuations for modified guaranteed annuities mitigate ML of New York's exposure to credit spread risk. Contract owner surrender values reflect changes in spread between corporate bonds and U.S. Treasury securities since the market value adjusted account value is based on current crediting rates for new and renewal contracts. These crediting rates are adjusted weekly and reflect current market conditions.

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

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.

                  (a)      Financial Statements and Exhibits.

                           (1) The following financial statements of the Registrant are filed as part of this report:

                           a. Independent Auditors' Report dated February 28, 2000.

                           b.       Balance Sheets at December 31, 1999 and
                                    1998.

                           c. Statements of Earnings for the Years Ended December 31, 1999, 1998 and 1997.

                           d. Statements of Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997.

                           e. Statements of Stockholder's Equity for the Years Ended December 31, 1999, 1998 and 1997.

                           f. Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

                           g. Notes to Financial Statements for the Years Ended December 31, 1999, 1998 and 1997.

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

              24.14  Power of attorney of Richard M. Drew is filed herewith.

              27.1   Financial Data Schedule is filed herewith.

       (b)    Reports on Form 8-K.

              No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1999.

                          INDEX TO FINANCIAL STATEMENTS
Independent Auditors' Report...............................................................................

Balance Sheets at December 31, 1999 and 1998...............................................................

Statements of Earnings for the Years Ended December 31, 1999, 1998 and 1997 ...............................

Statements of Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997....................

Statements of Stockholder's Equity for the Years Ended December 31, 1999, 1998 and 1997....................

Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997..............................

Notes to Financial Statements for the Years Ended December 31, 1999, 1998 and 1997.........................

INDEPENDENT AUDITORS' REPORT



The Board of Directors of
ML Life Insurance Company of New York:

We have audited the accompanying balance sheets of ML
Life Insurance Company of New York (the "Company"), a wholly owned subsidiary of Merrill Lynch Insurance
Group, Inc., as of December 31, 1999 and 1998, and the related statements of earnings, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1999 in conformity with generally accepted accounting principles.




February 28, 2000

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998
(Dollars in thousands, except common stock par value and shares)



ASSETS                                                                   1999                 1998
------                                                               ------------          ------------
INVESTMENTS:
 Fixed maturity securities, at estimated fair value
   (amortized cost: 1999 - $166,016; 1998 - $197,588)                 $  160,437           $   200,681
 Equity securities, at estimated fair value
   (cost: 1999 - $19,782; 1998 - $14,684)                                 16,992                13,718
 Policy loans on insurance contracts                                      88,165                88,083
                                                                     ------------          ------------
   Total Investments                                                     265,594               302,482


CASH AND CASH EQUIVALENTS                                                 34,195                18,707
ACCRUED INVESTMENT INCOME                                                  4,990                 4,968
DEFERRED POLICY ACQUISITION COSTS                                         29,703                29,742
FEDERAL INCOME TAXES - DEFERRED                                            3,892                     -
REINSURANCE RECEIVABLES                                                      153                   652
OTHER ASSETS                                                               3,292                 4,261
SEPARATE ACCOUNTS ASSETS                                               1,086,875               887,170
                                                                     ------------          ------------


TOTAL ASSETS                                                         $ 1,428,694           $ 1,247,982
                                                                     ============          ============


See accompanying notes to financial statements.




LIABILITIES AND STOCKHOLDER'S EQUITY                                     1999                  1998
------------------------------------                                 ------------          ------------

LIABILITIES:
 POLICYHOLDER LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                   $   248,016           $   269,246
   Claims and claims settlement expenses                                   3,762                 2,986
                                                                     ------------          ------------
     Total policyholder liabilities and accruals                         251,778               272,232

 OTHER POLICYHOLDER FUNDS                                                  1,195                 1,783
 FEDERAL INCOME TAXES - DEFERRED                                               -                   119
 FEDERAL INCOME TAXES - CURRENT                                            1,420                 1,347
 AFFILIATED PAYABLES - NET                                                 1,030                 1,253
 OTHER LIABILITIES                                                         2,414                 2,124
 SEPARATE ACCOUNTS LIABILITIES                                         1,086,875               887,170
                                                                     ------------          ------------
     Total Liabilities                                                 1,344,712             1,166,028
                                                                     ------------          ------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
   authorized, issued and outstanding                                      2,200                 2,200
 Additional paid-in capital                                               66,259                66,259
 Retained earnings                                                        21,051                14,462
 Accumulated other comprehensive loss                                     (5,528)                 (967)
                                                                     ------------          ------------
     Total Stockholder's Equity                                           83,982                81,954
                                                                     ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $ 1,428,694           $ 1,247,982
                                                                     ============          ============


ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.) STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Dollars in thousands)


                                                                         1999                 1998                   1997
                                                                     ------------          ------------          ------------
REVENUES:
 Investment revenue:
  Net investment income                                              $    19,400           $    21,549           $    25,465
  Net realized investment gains (losses)                                  (3,100)               (1,998)                1,947
 Policy charge revenue                                                    17,307                15,484                13,064
                                                                     ------------          ------------          ------------
    Total Revenues                                                        33,607                35,035                40,476
                                                                     ------------          ------------          ------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                     12,013                13,832                14,532
 Market value adjustment expense                                             261                   567                   232
 Policy benefits (net of reinsurance recoveries: 1999 - $542
   1998 - $1,191; 1997 - $690)                                               632                 1,630                   781
 Reinsurance premium ceded                                                 1,822                 1,705                 1,584
 Amortization of deferred policy acquisition costs                         4,845                 5,759                 4,119
 Insurance expenses and taxes                                              4,195                 4,900                 4,563
                                                                     ------------          ------------          ------------
    Total Benefits and Expenses                                           23,768                28,393                25,811
                                                                     ------------          ------------          ------------
    Earnings Before Federal Income Tax Provision                           9,839                 6,642                14,665
                                                                     ------------          ------------          ------------
FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                   4,805                 3,337                 2,905
 Deferred                                                                 (1,555)               (1,465)                2,068
                                                                     ------------          ------------          ------------
    Total Federal Income Tax Provision                                     3,250                 1,872                 4,973
                                                                     ------------          ------------          ------------
NET EARNINGS                                                         $     6,589           $     4,770           $     9,692
                                                                     ============          ============          ============


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Dollars in thousands)

                                                                         1999                 1998                  1997
                                                                     ------------          ------------          ------------
NET EARNINGS                                                         $     6,589           $     4,770           $     9,692
                                                                     ------------          ------------          ------------
OTHER COMPREHENSIVE LOSS

 Net unrealized losses on available-for-sale securities:
   Net unrealized holding losses arising during the period               (14,221)               (4,329)                 (413)
   Reclassification adjustment for (gains) losses included
     in net earnings                                                       3,708                 1,994                (1,771)
                                                                     ------------          ------------          ------------
   Net unrealized losses on investment securities                        (10,513)               (2,335)               (2,184)

   Adjustments for:
     Policyholder liabilities                                              3,496                 1,417                   (70)
     Deferred federal income taxes                                         2,456                   321                   789
                                                                     ------------          ------------          ------------
 Total other comprehensive loss, net of tax                               (4,561)                 (597)               (1,465)
                                                                     ------------          ------------          ------------
COMPREHENSIVE INCOME                                                 $     2,028           $     4,173           $     8,227
                                                                     ============          ============          ============


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Dollars in thousands)


                                                                                              Accumulated
                                                               Additional                        other           Total
                                                Common          paid-in        Retained      comprehensive    stockholder's
                                                 stock          capital        earnings      income (loss)       equity
                                              -----------     -----------     -----------    -------------    ------------
BALANCE, JANUARY 1, 1997                      $    2,200      $   72,040      $    9,219     $      1,095     $    84,554

 Dividend to Parent                                               (5,781)         (9,219)                         (15,000)
 Net earnings                                                                      9,692                            9,692
 Other comprehensive loss, net of tax                                                              (1,465)         (1,465)
                                              ------------    -----------     -----------    -------------    ------------
BALANCE, DECEMBER 31, 1997                          2,200         66,259           9,692             (370)         77,781

 Net earnings                                                                      4,770                            4,770
 Other comprehensive loss, net of tax                                                                (597)           (597)
                                              ------------    -----------     -----------    -------------    ------------
BALANCE, DECEMBER 31, 1998                          2,200         66,259          14,462             (967)         81,954

 Net earnings                                                                      6,589                            6,589
 Other comprehensive loss, net of tax                                                              (4,561)         (4,561)
                                              ------------    -----------     -----------    -------------    ------------
BALANCE, DECEMBER 31, 1999                    $     2,200     $   66,259      $   21,051     $     (5,528)    $    83,982
                                              ============    ===========     ===========    =============    ============

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Dollars in thousands)

                                                                        1999                  1998                  1997
                                                                     ------------          ------------          ------------
Cash Flows From Operating Activities:
 Net earnings                                                        $     6,589           $     4,770           $     9,692
 Noncash items included in earnings:
   Amortization of deferred policy acquisition costs                       4,845                 5,759                 4,119
   Capitalization of policy acquisition costs                             (4,806)               (5,095)               (5,253)
   Amortization (accretion) of investments                                   429                  (262)                 (239)
   Interest credited to policyholders' account balances                   12,013                13,832                14,532
   Benefit for deferred Federal income tax                                (1,555)               (1,465)                2,068
 (Increase) decrease in operating assets:
   Accrued investment income                                                 (22)                  448                   536
   Other                                                                   1,451                (1,079)                1,800
 Increase (decrease) in operating liabilities:
   Claims and claims settlement expenses                                     776                   979                  (565)
   Other policyholder funds                                                 (588)                 (158)                  781
   Federal income taxes - current                                             73                  (908)                  156
   Affiliated payables                                                      (223)               (2,239)               (1,534)
   Other                                                                     290                   (31)                  506
 Other operating activities:
   Net realized investment (gains) losses                                  3,100                 1,998                (1,947)
                                                                     ------------          ------------          ------------
    Net cash and cash equivalents provided by operating activities        22,372                16,549                24,652
                                                                     ------------          ------------          ------------
Cash Flow From Investing Activities:
 Proceeds from (payments for):
  Sales of available-for-sale securities                                 171,785               102,967                88,882
  Maturities of available-for-sale securities                             40,227                59,161                51,060
  Purchases of available-for-sale securities                            (189,067)             (119,611)             (120,965)
  Mortgage loans principal payments received                                   -                     -                 2,057
  Policy loans on insurance contracts                                        (82)                   80                (2,615)
                                                                     ------------          ------------          ------------
    Net cash and cash equivalents provided by investing activities        22,863                42,597                18,419
                                                                     ------------          ------------          ------------


See accompanying notes to financial statements.                                                                   (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Continued) (Dollars in thousands)

                                                                         1999                  1998                  1997
                                                                     ------------          ------------          ------------
Cash Flows from Financing Activities:
 Proceeds from (payments for):
  Dividends paid to parent                                           $         -           $         -           $   (15,000)
  Policyholder deposits                                                   79,889                94,226               106,983
  Policyholder withdrawals (including transfers to/from
    separate accounts)                                                  (109,636)             (144,728)             (132,819)
                                                                     ------------          ------------          ------------
      Net cash and cash equivalents used by financing activites          (29,747)              (50,502)              (40,836)
                                                                     ------------          ------------          ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 15,488                 8,644                 2,235

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                        18,707                10,063                 7,828
                                                                     ------------          ------------          ------------
 End of year                                                         $    34,195           $    18,707           $    10,063
                                                                     ============          ============          ============
Supplementary Disclosure of Cash Flow Information:
 Cash paid to affiliates for:
   Federal income taxes                                              $     4,732           $     4,245           $     2,749
   Interest                                                                   85                   148                   494


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group,Inc.)

NOTES TO FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business: ML Life Insurance Company of New York (the "Company") is a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly owned subsidiary of Merrill Lynch & Co.,Inc.
 ("Merrill Lynch & Co.").

 The Company sells non-participating life insurance and annuity products including variable life insurance, variable annuities, market value adjusted annuities and immediate annuities. The Company is licensed to sell insurance in nine states; however, it currently limits its marketing activities to the State of New York. The Company markets its products solely through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated ("MLPF&S"), a wholly owned broker-dealer subsidiary of Merrill Lynch & Co.

 Basis of Reporting: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and prevailing industry practices, both of which require management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

 For the purpose of reporting cashflows, cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less.

 To facilitate comparisons with the current year, certain amounts in the prior years have been reclassified.

 Revenue Recognition: Revenues for the Company's interest sensitive life, interest-sensitive annuity, variable life and variable annuity products consist of policy charges for mortality risks and the cost of insurance, deferred sales charges, policy administration charges and/or withdrawal charges assessed against policyholders' account balances during the period.

 Investments: The Company's investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included in stockholder's equity as a component of accumulated other comprehensive loss, net of tax. If management determines that a decline in the value of a security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss.

 For fixed maturity securities, premiums are amortized to the earlier of the call or maturity date, discounts are accreted to the maturity date, and interest income is accrued daily. For equity securities, dividends are recognized on the ex-dividend date. Realized gains and losses on the sale or maturity of the investments are determined on the basis of specific identification. Investment transactions are recorded on the trade date.

 Certain fixed maturity securities are considered non-investment grade. The Company defines non-investment grade fixed maturity securities as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's (or similar rating agency) BBB- or higher.

 All outstanding mortgage loans were repaid during 1997. The Company recognized income from mortgage loans based on the cash payment interest rate of the loan, which may have been different from the accrual interest rate of the loan for certain mortgage loans. The Company recognized a realized gain at the date of the satisfaction of the loan at contractual terms for loans where there was a difference between the cash payment interest rate and the accrual interest rate. For all loans, the Company stopped accruing income when an interest payment default either occurred or was probable. Impairments of mortgage loans were established as valuation allowances and recorded as a net realized investment loss.

 Policy loans on insurance contracts are stated at unpaid principal balances.

 Deferred Policy Acquisition Costs: Policy acquisition costs for life and annuity contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. The impact of these revisions on cumulative amortization is recorded as a charge or credit to current operations. It is reasonably possible that estimates of future gross profits could be reduced in the future, resulting in a material reduction in the carrying amount of deferred policy acquisition costs.

 Policy acquisition costs are principally commissions and a portion of certain other expenses relating to policy acquisition, underwriting and issuance that are primarily related to and vary with the production of new business. Insurance expenses and taxes reported in the statements of earnings are net of amounts deferred. Policy acquisition costs can also arise from the acquisition or reinsurance of existing inforce policies from other insurers. These costs include ceding commissions and professional fees related to the reinsurance assumed. The deferred costs are amortized in proportion to the estimated future gross profits over the anticipated life of the acquired insurance contracts utilizing an interest methodology.

 During 1990, the Company entered into an assumption reinsurance agreement with an unaffiliated insurer. The acquisition costs relating to this agreement are being amortized over a twenty-five year period using an effective interest rate of 7.5%. This reinsurance agreement provides for payment of contingent ceding commissions based upon the persistency and mortality experience of the insurance contracts assumed. Any payments made for the contingent ceding commissions will be capitalized and amortized using an identical methodology as that used for the initial acquisition costs. The following is a reconciliation of the acquisition costs related to the reinsurance agreement for the years ended December 31:

                          1999         1998         1997
                       ----------   ----------   ----------
Beginning balance      $  12,784    $  16,550    $  17,151
Capitalized amounts        1,336          691          577
Interest accrued             959        1,241        1,651
Amortization              (2,683)      (5,698)      (2,829)
                       ----------   ----------   ----------
Ending balance         $  12,396    $  12,784    $  16,550
                       ==========   ==========   ==========

 The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. The amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

                  2000     $ 785
                  2001     $ 747
                  2002     $ 712
                  2003     $ 700
                  2004     $ 715

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

 Policyholders' Account Balances: Liabilities for the Company's universal life type contracts, including its life insurance and annuity products, are equal to the full accumulation value of such contracts as of the valuation date plus deficiency reserves for certain products. Interest-crediting rates for the Company's fixed-rate products are as follows:

 Interest-sensitive life products             4.00%
 Interest-sensitive deferred annuities        3.60% - 8.23%
 Immediate annuities                          3.00% - 10.00%

 These rates may be changed at the option of the Company, subject to minimum guarantees, after initial guaranteed rates expire.

 Claims and Claims Settlement Expenses: Liabilities for claims and claims settlement expenses equal the death benefit for claims that have been reported to the Company and an estimate based upon prior experience for unreported claims.

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

 Accounting Pronouncements: In June 1999, the Financial Accounting Standards Board deferred for one year the effective date of the accounting and reporting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company will adopt the provisions of SFAS No. 133 on January 1, 2001. The adoption of the standard is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 2.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

 Financial instruments are carried at fair value or amounts that approximate fair value. The carrying value of financial instruments as of December 31 were:

                                                1999          1998
                                             -----------   -----------
  Assets:
   Fixed maturity securities (1)             $  160,437    $  200,681
   Equity securities (1)                         16,992        13,718
   Policy loans on insurance contracts (2)       88,165        88,083
   Cash and cash equivalents (3)                 34,195        18,707
   Separate Accounts assets (4)               1,086,875       887,170
                                             -----------   -----------
  Total financial instruments                $1,386,664    $1,208,359
                                             ===========   ===========

  (1) For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company utilizes pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 1999 and 1998, securities without a readily ascertainable market value, having an amortized cost of $19,734 and $33,427, had an estimated fair value of $18,876 and $33,879, respectively.

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

  (4) Assets held in Separate Accounts are carried at the net asset value provided by the fund managers.


NOTE 3:   INVESTMENTS

 The amortized cost and estimated fair value of investments in fixed maturity and equity securities as of December 31 were:

                                                                            1999
                                              -----------------------------------------------------------------
                                                 Cost/             Gross            Gross            Estimated
                                               Amortized        Unrealized        Unrealized           Fair
                                                 Cost              Gains            Losses             Value
                                              -----------       -----------       -----------       -----------
Fixed maturity securities:
  Corporate debt securities                   $  128,239        $      600        $    4,558        $  124,281
  Mortgage-backed securities                       8,488               210                68             8,630
  U.S. government and agencies                    27,291               160             1,681            25,770
  Foreign governments                              1,998                 -               242             1,756
                                              -----------       -----------       -----------       -----------
    Total fixed maturity securities           $  166,016        $      970        $    6,549        $  160,437
                                              ===========       ===========       ===========       ===========
Equity securities:
  Non-redeemable preferred stocks             $   19,610        $       25        $    2,788        $   16,847
  Common stocks                                      172                 -                27               145
                                              -----------       -----------       -----------       -----------
    Total equity securities                   $   19,782        $       25        $    2,815        $   16,992
                                              ===========       ===========       ===========       ===========


                                                                            1998
                                              -----------------------------------------------------------------
                                                 Cost/             Gross            Gross            Estimated
                                               Amortized         Unrealized       Unrealized           Fair
                                                 Cost              Gains            Losses             Value
                                              -----------       -----------       -----------       -----------
Fixed maturity securities:
  Corporate debt securities                   $  159,421        $    3,404        $    1,224        $  161,601
  Mortgage-backed securities                      13,258               443                54            13,646
  U.S. government and agencies                    22,912               869                48            23,734
  Foreign governments                              1,997                 -               297             1,700
                                              -----------       -----------       -----------       -----------
   Total fixed maturity securities            $  197,588        $    4,716        $    1,623        $  200,681
                                              ===========       ===========       ===========       ===========
Equity securities:
  Non-redeemable preferred stocks             $   13,361        $       58        $      257        $   13,162
  Common stocks                                    1,323                 -               767               556
                                              -----------       -----------       -----------       -----------
   Total equity securities                    $   14,684        $       58        $    1,024        $   13,718
                                              ===========       ===========       ===========       ===========


The amortized cost and estimated fair value of fixed maturity securities at December 31, 1999 by contractual maturity were:

                                                               Estimated
                                             Amortized           Fair
                                               Cost              Value
                                            -----------       -----------
Fixed maturity securities:
 Due in one year or less                    $   25,889        $   25,604
 Due after one year through five years          84,457            81,926
 Due after five years through ten years         23,956            22,216
 Due after ten years                            23,226            22,061
                                            -----------       -----------
                                               157,528           151,807
 Mortgage-backed securities                      8,488             8,630
                                            -----------       -----------
   Total fixed maturity securities          $  166,016        $  160,437
                                            ===========       ===========

Fixed maturity securities not due at a single maturity date have been included in the preceding table in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 1999 by rating agency equivalent were:

                                                         Estimated
                                           Amortized       Fair
                                             Cost          Value
                                          -----------   -----------
 AAA                                      $   51,304    $   49,205
 AA                                            9,173         8,982
 A                                            53,218        51,402
 BBB                                          46,788        45,403
 Non-investment grade                          5,533         5,445
                                          -----------   -----------
   Total fixed maturity securities        $  166,016    $  160,437
                                          ===========   ===========

The Company has recorded certain adjustments to policyholders' account balances in conjunction with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts those liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive loss, net of taxes. The components of net unrealized gains
(losses) included in accumulated other comprehensive loss as of December 31 were as follows:
                                              1999         1998
                                          -----------   -----------
 Assets:
  Fixed maturity securities               $   (5,579)   $    3,093
  Equity securities                           (2,790)         (966)
  Other assets                                   (17)            -
  Federal income taxes - deferred              2,977             -
                                          -----------   -----------
                                              (5,409)        2,127
                                          -----------   -----------
 Liabilities:
  Policyholders' account balances                119         3,615
  Federal income taxes - deferred                  -          (521)
                                          -----------   -----------
                                                 119         3,094
                                          -----------   -----------
 Stockholder's equity:
  Accumulated other comprehensive loss    $   (5,528)   $     (967)
                                          ===========   ===========

Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended
December 31 were:

                                      1999       1998       1997
                                    --------   --------   --------
 Proceeds                           $171,785   $102,967   $ 88,882
 Gross realized investment gains       1,357      2,096      4,077
 Gross realized investment lossess     4,457      4,094      2,130


The company owned investment securities of $989 and $1,104 that were deposited with insurance regulatory authorities at December
31, 1999 and 1998, respectively.

Excluding investments in U.S. Government and Agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

Net investment income arose from the following sources for the years ended December 31:

                                        1999          1998          1997
                                     -----------   -----------   -----------
 Fixed maturity securities           $   12,921    $   16,244    $   19,815
 Equity securities                        1,637           734           761
 Mortgage loans                               -             -            81
 Policy loans on insurance contracts      4,362         4,316         4,333
 Cash and cash equivalents                  932           761         1,293
 Other                                       29            29            65
                                     -----------   -----------   -----------
 Gross investment income                 19,881        22,084        26,348
 Less investment expenses                  (481)         (535)         (883)
                                     -----------   -----------   -----------
 Net investment income               $   19,400    $   21,549    $   25,465
                                     ===========   ===========   ===========

 Net realized investment gains (losses), including changes in valuation allowances, for the years ended December 31:

                                             1999         1998         1997
                                          ----------   ----------   ----------
  Fixed maturity securities               $  (1,938)   $  (1,944)   $  (1,268)
  Equity securities                          (1,162)         (54)       3,215
                                          ----------   ----------   ----------
  Net realized investment gains (losses)  $  (3,100)   $  (1,998)   $  (1,947)
                                          ==========   ==========   ==========

NOTE 4:  FEDERAL INCOME TAXES

 The following is a reconciliation of the provision for income taxes based on earnings before federal income taxes, computed using the Federal statutory tax rate, with the provision for income taxes for the years ended December 31:

                                                       1999          1998          1997
                                                    -----------   -----------   -----------
  Provision for income taxes computed at Federal
   statutory rate                                   $    3,444    $    2,325    $    5,133
  Decrease in income taxes resulting from:
      Dividend received deduction                         (129)         (300)         (160)
      Foreign tax credit                                   (65)         (153)            -
                                                    -----------   -----------   -----------
        Federal income tax provision                $    3,250    $    1,872    $    4,973
                                                    ===========   ===========   ===========

 The Federal statutory rate for each of the three years in the period ended December 31, 1999 was 35%.

 The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:


                                                       1999          1998          1997
                                                    -----------   -----------   -----------
  Deferred policy acquisition costs                 $      332    $     (158)   $      315
  Policyholders' account balances                         (793)         (659)         (140)
  Liability for guaranty fund assessments                    -             -           (50)
  Investment adjustments                                (1,113)         (629)        1,943
  Other                                                     19           (19)            -
                                                    -----------   -----------   -----------
  Deferred Federal income tax provision (benefit)   $   (1,555)   $   (1,465)   $    2,068
                                                    ===========   ===========   ===========

 Deferred tax assets and liabilities as of December 31 are
 determined as follows:
                                             1999          1998
                                          -----------   -----------
  Deferred tax assets:
   Policyholders' account balances        $    5,816    $    5,023
   Investment adjustments                      1,738           625
   Net unrealized investment loss              2,977           521
   Other                                           -            19
                                          -----------   -----------
      Total deferred tax assets               10,531         6,188
                                          -----------   -----------

  Deferred tax liabilities:
   Deferred policy acquisition costs           6,639         6,307
                                          -----------   -----------
      Net deferred tax asset (liability)  $    3,892    $     (119)
                                          ===========   ===========

 The Company anticipates that all deferred tax assets will be realized, therefore no valuation allowance has been provided.

NOTE 5: REINSURANCE

 In the normal course of business, the Company seeks to limit its exposure to loss on any single insured life and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under indemnity reinsurance agreements, primarily excess coverage and coinsurance agreements. The maximum amount of mortality risk retained by the Company is approximately $300 on single life policies and $500 on joint life policies.

 Indemnity reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit, trust agreements and funds withheld totaling $131 that can be drawn upon for delinquent reinsurance recoverables.

 As of December 31, 1999, the Company had the following life insurance inforce:

                                                                                       Percentage
                                                Ceded to       Assumed                 of amount
                                    Gross         other       from other     Net       assumed to
                                    amount      companies     companies     amount         net
                                 -----------   -----------   -----------  -----------  -----------
    Life insurance in force      $  956,359    $  157,279    $  938,882   $1,737,962       54%


NOTE 6: RELATED PARTY TRANSACTIONS

 The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG, in relation to this service agreement, are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $4,199, $4,767 and $4,305 for 1999, 1998 and 1997 respectively. Charges attributable to this agreement are included in insurance expenses and taxes, except for investment related expenses, which are included in net investment income. The Company is allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest incurred was $54, $69 and $64 for 1999, 1998 and 1997, respectively.
 Intercompany interest is included in net investment income.

 The Company and Merrill Lynch Asset Management, LP ("MLAM") are parties to a service agreement whereby MLAM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLAM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $149, $157 and $159 for 1999, 1998 and 1997, respectively.

 The Company has a general agency agreement with Merrill Lynch Life Agency Inc. ("MLLA") whereby registered representatives of MLPF&S, who are the Company's licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $3,069, $3,798 and $4,130 for 1999, 1998 and 1997, respectively. Substantially all of these commissions were capitalized as deferred policy acquisitions costs and are being amortized in accordance with the policy discussed in Note 1.

 In connection with the acquisition of a block of variable life insurance business from Monarch Life Insurance Company ("Monarch Life"), the Company borrowed funds from Merrill Lynch & Co. to partially finance the transaction. As of December 31, 1999 and 1998, the outstanding loan balance was $290 and $434, respectively. Repayments made on this loan during 1999, 1998 and 1997 were $144, $722 and $1,919, respectively. Loan interest was calculated at LIBOR plus 150 basis points. Intercompany interest paid during 1999, 1998 and 1997 was $31, $79 and $359, respectively.

 Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party's representations and contractual obligations thereunder.

NOTE 7:  STOCKHOLDER'S EQUITY AND STATUTORY REGULATIONS

 Notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. During 1999 and 1998, no dividend request was filed. During 1997, the Company paid a dividend of $15,000 to MLIG. Statutory capital and surplus at December 31, 1999 and 1998, was $61,717 and $55,851, respectively.

 Applicable insurance department regulations require that the Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices differ from principles utilized in these financial statements as follows: policy acquisition costs are expensed as incurred, future policy benefit reserves are established using different actuarial assumptions, there is no provision for deferred income taxes, and securities are valued on a different basis. The Company's statutory net income for 1999, 1998 and 1997 was $9,030, $5,405 and $9,888, respectively.

 The National Association of Insurance Commissioners ("NAIC") utilizes the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company's risk profile. As of December 31, 1999, and 1998, based on the RBC formula, the Company's total adjusted capital level was in excess of the minimum amount of capital required to avoid regulatory action.

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

 The New York Insurance Department has recently concluded the fieldwork for the Company's normal triennial examination for the period ended December 31, 1998. At this time, the Company is awaiting the results of the examination. Management believes that the results of the examination will not have a material impact on the Company's statutory financial statements.

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

 The "Other" category, presented in the following segment financial information, represents assets and the earnings on those assets that do not support policyholder liabilities.

 The following table summarizes each business segment's contribution to the consolidated amounts:

                                                 Life
  1999                                         Insurance         Annuities           Other             Total
 ------                                       -----------       -----------       -----------       -----------
Net interest spread (a)                       $    1,640        $    3,108        $    2,639        $    7,387
Other revenues                                     8,453             5,873              (119)           14,207
                                              -----------       -----------       -----------       -----------
Net revenues                                      10,093             8,981             2,520            21,594
                                              -----------       -----------       -----------       -----------

Policy benefits                                      618                14                 -               632
Reinsurance premium ceded                          1,822                 -                 -             1,822
Amortization of deferred policy
  acquisition costs                                2,100             2,745                 -             4,845
Other non-interest expenses                        1,662             2,794                 -             4,456
                                              -----------       -----------       -----------       -----------
Total non-interest expenses                        6,202             5,553                 -            11,755
                                              -----------       -----------       -----------       -----------
Net earnings before Federal income
  tax provision                                    3,891             3,428             2,520             9,839
Income tax expense                                 1,332             1,036               882             3,250
                                              -----------       -----------       -----------       -----------
Net earnings                                  $    2,559        $    2,392        $    1,638        $    6,589
                                              ===========       ===========       ===========       ===========
Balance Sheet Information:

Total assets                                  $  519,774        $  862,187        $   46,733        $1,428,694
Deferred policy acquisition costs                 15,082            14,621                 -            29,703
Policyholder liabilities and accruals            103,146           148,632                 -           251,778
Other policyholder funds                             633               562                 -             1,195



                                                 Life
  1998                                         Insurance         Annuities           Other             Total
 ------                                       -----------       -----------       -----------       -----------
Net interest spread (a)                       $      789        $    3,876        $    3,052        $    7,717
Other revenues                                     8,472             5,377              (363)           13,486
                                              -----------       -----------       -----------       -----------
Net revenues                                       9,261             9,253             2,689            21,203
                                              -----------       -----------       -----------       -----------

Policy benefits                                    1,570                60                 -             1,630
Reinsurance premium ceded                          1,705                 -                 -             1,705
Amortization of deferred policy
  acquisition costs                                3,571             2,188                 -             5,759
Other non-interest expenses                        1,973             3,494                 -             5,467
                                              -----------       -----------       -----------       -----------
Total non-interest expenses                        8,819             5,742                 -            14,561
                                              -----------       -----------       -----------       -----------
Net earnings before Federal income
  tax provision (benefit)                            442             3,511             2,689             6,642
Income tax expense (benefit)                          (7)              938               941             1,872
                                              -----------       -----------       -----------       -----------
Net earnings                                  $      449        $    2,573        $    1,748        $    4,770
                                              ===========       ===========       ===========       ===========
Balance Sheet Information:

Total assets                                  $  484,322        $  720,478        $   43,182        $1,247,982
Deferred policy acquisition costs                 15,325            14,417                 -            29,742
Policyholder liabilities and accruals            103,926           168,306                 -           272,232
Other policyholder funds                           1,319               464                 -             1,783


                                                 Life
  1997                                         Insurance         Annuities           Other             Total
 ------                                       -----------       -----------       -----------       -----------
Net interest spread (a)                       $    1,399        $    6,060        $    3,474        $   10,933
Other revenues                                     7,759             7,172                80            15,011
                                              -----------       -----------       -----------       -----------
Net revenues                                       9,158            13,232             3,554            25,944
                                              -----------       -----------       -----------       -----------

Policy benefits                                      781                 -                 -               781
Reinsurance premium ceded                          1,584                 -                 -             1,584
Amortization of deferred policy
  acquisition costs                                1,992             2,127                 -             4,119
Other non-interest expenses                        1,747             3,048                 -             4,795
                                              -----------       -----------       -----------       -----------
Total non-interest expenses                        6,104             5,175                 -            11,279
                                              -----------       -----------       -----------       -----------
Net earnings before Federal income
  tax provision                                    3,054             8,057             3,554            14,665
Income tax expense                                   987             2,742             1,244             4,973
                                              -----------       -----------       -----------       -----------
Net earnings                                  $    2,067        $    5,315        $    2,310        $    9,692
                                              ===========       ===========       ===========       ===========
Balance Sheet Information:

Total assets                                  $  456,240        $  635,673        $   46,668        $1,138,581
Deferred policy acquisition costs                 17,506            12,900                 -            30,406
Policyholder liabilities and accruals            103,677           205,663                 -           309,340
Other policyholder funds                             974               967                 -             1,941


 (a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

 The table below summarizes the Company's net revenues by product for 1999, 1998 and 1997:

                                        1999         1998         1997
                                     ----------   ----------   ----------
  Life Insurance
    Variable life                    $   9,656    $   9,045    $   8,828
    Interest-sensitive whole life          437          216          330
                                     ----------   ----------   ----------
      Total Life Insurance              10,093        9,261        9,158
                                     ----------   ----------   ----------
  Annuities
    Variable annuities                   8,291        6,240        4,673
    Interest-sensitive annuities           690        3,013        8,559
                                     ----------   ----------   ----------
      Total Annuities                    8,981        9,253       13,232
                                     ----------   ----------   ----------
  Other                                  2,520        2,689        3,554
                                     ----------   ----------   ----------
  Total                              $  21,594    $  21,203    $  25,944
                                     ==========   ==========   ==========

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

                                           ML Life Insurance Company of New York
                                           -------------------------------------
                                           (Registrant)

Date: March 30, 2000                       By:       /s/ Joseph E. Crowne, Jr.
                                                    --------------------------
                                                    Joseph E. Crowne, Jr.
                                                    Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                    Title                                     Date
---------                                    -----                                     ----
         *

                                             Chairman of the Board,                    March 30, 2000
-------------------------                    President and Chief Executive             --------------
Anthony J. Vespa                             Officer

/s/ Joseph E. Crowne, Jr.                    Director, Senior Vice President,          March 30, 2000
-------------------------                    Chief Financial Officer, Chief            --------------
Joseph E. Crowne, Jr.                        Actuary and Treasurer


/s/ Barry G. Skolnick                        Director, Senior Vice President and       March 30, 2000
-------------------------                    General Counsel*                          --------------
Barry G. Skolnick


          *
                                             Director, Senior Vice President and       March 30, 2000
-------------------------                    Chief Investment Officer                  --------------
David M. Dunford


          *
                                             Director and Senior Vice President        March 30, 2000
-------------------------                                                              --------------
Gail R. Farkas

          *
                                             Director, Vice President and Senior       March 30, 2000
-------------------------                    Counsel                                   --------------
Michael P. Cogswell


          *
                                             Director                                  March 30, 2000
-------------------------                                                              --------------
Frederick J. C. Butler

          *
                                             Director                                  March 30, 2000
-------------------------                                                              --------------
Richard M. Drew

          *
                                             Director                                  March 30, 2000
-------------------------                                                              --------------
Robert L. Israeloff

          *
                                             Director                                  March 30, 2000
-------------------------                                                              --------------
Allen N. Jones

          *
                                             Director                                  March 30, 2000
-------------------------                                                              --------------
Cynthia Kahn Sherman

          *
                                             Director                                  March 30, 2000
-------------------------                                                              --------------
Robert A. King

          *
                                             Director                                  March 30, 2000
-------------------------                                                              --------------
Stanley C. Peterson

          *
                                             Director                                  March 30, 2000
-------------------------                                                              --------------
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

 24.14                     Power of attorney of Richard M. Drew              Exhibit 24.14

 27.1                      Financial Data Schedule                           Exhibit 27.1