Form 10-Q
period 2000-03-31
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 2000-05-11
CIK 862923

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
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

BALANCE SHEETS
(Dollars in thousands) (Unaudited)


                                                                     March 31,           December 31,
ASSETS                                                                 2000                  1999
------                                                             ------------          ------------
INVESTMENTS:
 Fixed maturity securities, at estimated fair value
   (amortized cost:  2000 - $160,208; 1999 - $166,016              $   154,075           $   160,437
 Equity securities, at estimated fair value
   (cost:  2000 - $19,726; 1999 - $19,782                               17,404                16,992
 Policy loans on insurance contracts                                    87,614                88,165
                                                                   ------------          ------------
   Total Investments                                                   259,093               265,594

CASH AND CASH EQUIVALENTS                                               38,263                34,195
ACCRUED INVESTMENT INCOME                                                5,688                 4,990
DEFERRED POLICY ACQUISITION COSTS                                       29,374                29,703
FEDERAL INCOME TAXES - DEFERRED                                          3,627                 3,892
REINSURANCE RECEIVABLES                                                    103                   153
OTHER ASSETS                                                             3,345                 3,292
SEPARATE ACCOUNTS ASSETS                                             1,134,580             1,086,875
                                                                   ------------          ------------
TOTAL ASSETS                                                       $ 1,474,073           $ 1,428,694
                                                                   ============          ============

See accompanying notes to financial statements.                                           (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares) (Unaudited)


                                                                      March 31,            December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                    2000                   1999
------------------------------------                                 ------------          ------------
LIABILITIES:
  POLICYHOLDER LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                   $   243,763           $   248,016
   Claims and claims settlement expenses                                   2,699                 3,762
                                                                     ------------          ------------
       Total policyholder liabilities and accruals                       246,462               251,778


  OTHER POLICYHOLDER FUNDS                                                 2,782                 1,195
  FEDERAL INCOME TAXES - CURRENT                                           1,084                 1,420
  AFFILIATED PAYABLES - NET                                                  550                 1,030
  OTHER LIABILITIES                                                        2,128                 2,414
  SEPARATE ACCOUNTS LIABILITIES                                        1,134,580             1,086,875
                                                                     ------------          ------------
       Total Liabilities                                               1,387,586             1,344,712
                                                                     ------------          ------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
   authorized, issued and outstanding                                      2,200                 2,200
 Additional paid-in capital                                               66,259                66,259
 Retained earnings                                                        23,331                21,051
 Accumulated other comprehensive loss                                     (5,303)               (5,528)
                                                                     ------------          ------------
       Total Stockholder's Equity                                         86,487                83,982
                                                                     ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $ 1,474,073           $ 1,428,694
                                                                     ============          ============

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                     ----------------------------------
                                                                        2000                  1999
                                                                     ------------          ------------
REVENUES:
 Investment revenue:
  Net investment income                                              $     4,648           $     5,049
  Net realized investment losses                                             (18)                 (182)
 Policy charge revenue                                                     4,957                 3,924
                                                                     ------------          ------------
   Total Revenues                                                          9,587                 8,791
                                                                     ------------          ------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                      3,001                 2,993
 Policy benefits (net of reinsurance recoveries:  2000 - $103;
  1999- $136)                                                                151                   178
 Reinsurance premium ceded                                                   471                   430
 Amortization of deferred policy acquisition costs                         1,311                 1,355
 Insurance expenses and taxes                                              1,146                   915
                                                                     ------------          ------------
   Total Benefits and Expenses                                             6,080                 5,871
                                                                     ------------          ------------
   Earnings Before Federal Income Tax Provision                            3,507                 2,920

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                   1,084                 1,384
 Deferred                                                                    143                  (362)
                                                                     ------------          ------------
   Total Federal Income Tax Provision                                      1,227                 1,022
                                                                     ------------          ------------
NET EARNINGS                                                         $     2,280           $     1,898
                                                                     ============          ============
See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
NET EARNINGS                                                         $     2,280           $     1,898
                                                                     ------------          ------------
OTHER COMPREHENSIVE INCOME (LOSS):

 Net unrealized gains (losses) on available-for-sale securities:
   Net unrealized holding losses arising during the period                  (109)               (3,407)
   Reclassification adjustment for losses included in net earnings            18                   424
                                                                     ------------          ------------
   Net unrealized losses on investment securities                            (91)               (2,983)

   Adjustments for:
     Policyholder liabilities                                                438                   579
     Deferred federal income taxes                                          (122)                  841
                                                                     ------------          ------------
 Total other comprehensive income (loss), net of taxes                       225                (1,563)
                                                                     ------------          ------------
COMPREHENSIVE INCOME                                                 $     2,505           $       335
                                                                     ============          ============

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)

                                                                                               Accumulated
                                                              Additional                          other           Total
                                              Common           paid-in          Retained      comprehensive    stockholder's
                                               Stock           capital          earnings          loss            equity
                                            -----------      -----------      -----------     -------------    -------------
BALANCE, JANUARY 1, 1999                    $    2,200       $   66,259       $   14,462      $       (967)    $     81,954

 Net earnings                                                                      6,589                              6,589

 Other comprehensive loss, net of tax                                                               (4,561)          (4,561)
                                            -----------      -----------      -----------     -------------    -------------
BALANCE, DECEMBER 31, 1999                       2,200           66,259           21,051            (5,528)          83,982

 Net earnings                                                                      2,280                              2,280

 Other comprehensive income, net of tax                                                                225              225
                                            -----------      -----------      -----------     -------------    -------------
BALANCE, MARCH 31, 2000                     $    2,200       $   66,259       $   23,331      $     (5,303)    $     86,487
                                            ===========      ===========      ===========     =============    =============

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
Cash Flows From Operating Activities:
 Net earnings                                                        $     2,280           $     1,898
 Noncash items included in earnings:
  Amortization of deferred policy acquisition costs                        1,311                 1,355
  Capitalization of policy acquisition costs                                (982)                 (888)
  Amortization of investments                                                135                    21
  Interest credited to policyholders' account balances                     3,001                 2,993
  Provision (benefit) for deferred Federal income tax                        143                  (362)
 (Increase) decrease in operating assets:
  Accrued investment income                                                 (698)               (1,507)
  Other                                                                       (8)                  888
 Increase (decrease) in operating liabilities:
  Claims and claims settlement expenses                                   (1,063)                  (34)
  Other policyholder funds                                                 1,587                   130
  Federal income taxes - current                                            (336)                  (43)
  Affiliated payables                                                       (480)                  310
  Other                                                                     (286)                  193
 Other operating activities:
  Net realized investment losses                                              18                   182
                                                                     ------------          ------------
    Net cash and cash equivalents provided by operating activities         4,622                 5,136
                                                                     ------------          ------------
Cash Flows From Investing Activities:
 Proceeds from (payments for):
  Sales of available-for-sale securities                                       -                96,357
  Maturities of available-for-sale securities                             14,570                14,648
  Purchases of available-for-sale securities                              (8,859)             (104,337)
  Policy loans on insurance contracts                                        551                  (259)
                                                                     ------------          ------------
    Net cash and cash equivalents provided by investing activities   $     6,262           $     6,409
                                                                     ------------          ------------


See accompanying notes to financial statements.                                             (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in thousands) (Unaudited)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
Cash Flows From Financing Activities:
 Proceeds from (payments for):
  Policyholder deposits (excludes internal policy replacement        $    15,544           $    14,045
   deposits)
  Policyholder withdrawals (including transfers to/from separate         (22,360)              (20,955)
   accounts)                                                         ------------          ------------

    Net cash and cash equivalents used by financing activities            (6,816)               (6,910)
                                                                     ------------          ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  4,068                 4,635

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                        34,195                18,707
                                                                     ------------          ------------
 End of period                                                       $    38,263           $    23,342
                                                                     ============          ============
Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                               $     1,420           $     1,426
  Intercompany interest                                                       21                    22


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

The interim financial statements for the three month periods are unaudited. In the opinion of management, these unaudited financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K ("1999 10K") for the year ended December 31, 1999. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain reclassifications have also been made to prior period financial statements, where appropriate, to conform to the current period presentation.

NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of New York and the National Association of Insurance Commissioners. Statutory capital and surplus at March 31, 2000 and December 31, 1999, was $64.9 million and $61.7 million, respectively. For the three month periods ended March 31, 2000 and 1999, statutory net income was $2.8 million and $2.3 million, respectively.

NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as available-for-sale and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder's equity as a component of accumulated other comprehensive loss, net of tax. If management determines that a decline in the value of a security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss.

The Company has recorded certain adjustments to policyholders' account balances in connection with unrealized holding gains or losses on investments. The Company adjusts those liabilities as if the unrealized holdings gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive loss, net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive loss are as follows:

                                              March 31,       December 31,
                                                2000              1999
                                            -------------     -------------
 Assets:
  Fixed maturity securities                 $     (6,133)     $     (5,579)
  Equity securities                               (2,322)           (2,790)
  Other assets                                       (22)              (17)
  Federal income taxes - deferred                  2,855             2,977
                                            -------------     -------------
                                                  (5,622)           (5,409)
                                            -------------     -------------
 Liabilities:
  Policyholders' account balances                   (319)              119
                                            -------------     -------------
 Stockholder's equity:
  Accumulated other comprehensive loss      $     (5,303)     $     (5,528)
                                            =============     =============

NOTE 4.  ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board deferred for one year the effective date of the accounting and reporting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company will adopt the provisions of SFAS No. 133 on January 1, 2001. The adoption of the standard is not expected to have a material impact on the Company's financial position.

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

The "Other" category, presented in the following segment financial information, represents earnings on assets that do not support policyholder liabilities.

The following table summarizes each business segment's contribution to the consolidated net revenues and net earnings for the three month periods ended March 31:



                                        Three Months Ended
                                              March 31,
                                  --------------------------------
                                      2000                1999
                                  ------------        ------------
Net Revenues (a):
  Life Insurance                  $     2,670         $     2,517
  Annuities                             3,164               2,479
  Other                                   752                 802
                                  ------------        ------------
  Total Net Revenues              $     6,586         $     5,798
                                  ============        ============

Net Earnings:
  Life Insurance                  $       637         $       646
  Annuities                             1,154                 731
  Other                                   489                 521
                                  ------------        ------------
  Total Net Earnings              $     2,280         $     1,898
                                  ============        ============

 (a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.


Item 2  Management's Narrative Analysis of the Results of Operations

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three month periods ended March 31, 2000 and 1999. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 1999 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1999 10K.

In addition to providing historical information, the Company may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. A variety of factors, many of which are beyond the Company's control, affect the operations, performance, business strategy, and results of the Company and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the factors listed in the Economic Environment section listed below, as well as actions and initiatives taken by both current and potential competitors and the effect of current, pending, and future legislation and regulation. The Company undertakes no responsibility to update or revise any forward-looking statements.

Business Overview

The Company's gross earnings are principally derived from two sources:

  the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread, and the charges imposed on variable life insurance and variable annuity contracts and variable annuity contracts

The costs associated with acquiring contract owner deposits are amortized over the period in which the Company anticipates holding those funds. In addition, the Company incurs expenses associated with the maintenance of inforce contracts.

y's financial position and/or results of operations are primarily impacted by the following economic factors:

  fluctuations in medium term interest rates fluctuations in credit spreads equity market performance

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the first quarter 2000, medium term interest rates were relatively flat as compared to December 1999, but increased approximately 156 basis points as compared to the first quarter 1999.

The Company defines credit spreads as the interest rate spread between the 5-year U.S Treasury Bond Index and the 5-year Corporate Financial Bond Index. During the first quarter 2000, credit spreads widened approximately 47 basis points to end the quarter at 150 basis points. During the first quarter 1999, credit spreads contracted approximately 52 basis points to end the quarter at 117 basis points.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). During the first quarter 2000, the U.S. equity market experienced increased volatility especially in the segments as measured by the Dow and NASDAQ indices. During the first quarter 2000, the Dow decreased 5% as compared to a 12% increase in the NASDAQ. The S&P Index, during the same time period, increased 2%. The investment performance in the underlying mutual funds supporting the Company's variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

Life insurance premiums and annuity deposits recorded during the first three months of 2000 and 1999 were $16.8 million and $16.2 million, respectively. Excluding internal tax-free exchanges, life insurance premiums and annuity deposits collected were $15.5 million and $14.0 million during the first three months of 2000 and 1999, respectively. Variable annuity sales continue to dominate overall sales by comprising 87% and 85% of total sales volume for the three months ended March 31, 2000 and 1999, respectively. Life insurance premiums and annuity deposits by type of product were as follows:


                                    Premiums Collected           Change
                                   ---------------------  ---------------------
                                    1Q 2000     1Q 1999   2000 - 1999      %
                                   ---------   ---------  -----------    ------
                                                    ($ In Millions)

  Variable Annuities               $   14.5    $   13.9   $      0.6        4%

  Modified Guaranteed Annuities         0.7         0.4          0.3       75

  Variable Life Insurance               1.5         1.9         (0.4)     (21)

  Other                                 0.1           -          0.1      100
                                   ---------   ---------  -----------   ------
    Total Premiums Recorded            16.8        16.2          0.6        4

  Internal tax-free exchanges          (1.3)       (2.2)         0.9       41
                                   ---------   ---------  -----------   ------
    Total Premiums Collected       $   15.5    $   14.0   $      1.5       11%
                                   =========   =========  ===========   ======

Policy and contract surrenders increased $6.2 million (or 50%) to $18.5 million during the current three month period as compared to the equivalent period in 1999 primarily due to an increase in variable annuity surrenders. During the first three months of 2000, variable annuity surrenders increased $3.8 million (or 69%) to $9.2 million. This increase is primarily a result of the significant growth of this block of business over the past three years, as well as the anticipated increase in lapse rates on contracts reaching the end of their surrender charge period.

During the first three months of 2000, separate accounts assets increased $48 million (or 4.4%) to $1.1 billion, primarily due to strong investment performance associated with the generally rising equity markets. During the first three months of 2000, separate accounts assets increased $52 million due to price appreciation in the underlying mutual funds supporting variable products.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 2000, the Company's assets included $176 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

As of March 31, 2000, approximately $4.9 million (or 3.2%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.


Results of Operations

For the three month periods ended March 31, 2000 and 1999, the Company reported net earnings of $2.3 million and $1.9 million, respectively.

Net earnings derived from interest spread decreased $0.4 million during the first quarter 2000 as compared to the same period during 1999. The decrease in interest spread is primarily due to the reduction in invested assets resulting from the decline in fixed rate contracts inforce.

Net realized investment losses decreased $0.2 million during the current three month period as compared to the equivalent period in 1999. The decrease in net realized investment losses during the current three month period is primarily due to a $0.7 million decrease in credit related losses. Prior period credit related losses were impacted by the book value writedown and partial sale of one fixed maturity security. The Company did not incur any credit related losses during the current quarter. Partially offsetting the decrease in credit related losses was a $0.5 million decrease in interest related gains during the current three month period as compared to the same period in 1999. The decrease in interest related gains is primarily attributable to the period to period increase in interest rates, which resulted in a reduction in invested asset market valuations since the first quarter 1999.

Policy charge revenue increased $1.0 million (or 26%) during the first quarter 2000 as compared to the same period in 1999. The increase in policy charge revenue is primarily attributable to the increase in policyholders' variable account balances. Average variable account balances increased $191 million (or 21%) during the current three month period. During the same time period, asset based policy charges increased $0.7 million (or 24%). The increase in asset based policy charges was also positively impacted by an increase in the number of processing days as compared to the first quarter 1999. Non-asset based charges increased $0.3 million (or 27%) during the same time period, primarily due to higher cost of insurance charges on variable life products, as well as a decrease in the market value adjustment expense on the Company's modified guaranteed annuity product.

Insurance expenses and taxes increased $0.2 million (or 25%) during the current three month period as compared to the same period in 1999. The increase is primarily due to an increase in certain employee compensation related expense allocations from Merrill Lynch & Co.

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

                                       ML LIFE INSURANCE COMPANY OF NEW YORK

                                         /s/  JOSEPH E. CROWNE, JR.
                                       -----------------------------------------

                                              Joseph E. Crowne, Jr.
                                            Senior Vice President and
                                            Chief Financial Officer

Date: May 11, 2000

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
-------         -----------

  27            Financial Data Schedule