Form 10-Q
period 2000-06-30
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 2000-08-14
CIK 862923

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
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

BALANCE SHEETS
(Dollars in thousands) (Unaudited)


                                                                       June 30,            December 31,
ASSETS                                                                   2000                  1999
-------                                                              ------------          ------------
INVESTMENTS:
  Fixed maturity securities, at estimated fair value
   (amortized cost:  2000 - $156,191; 1999 - $166,016                $   149,931           $   160,437
  Equity securities, at estimated fair value
   (cost:  2000 - $19,669; 1999 - $19,782                                 17,628                16,992
  Policy loans on insurance contracts                                     89,062                88,165
                                                                     ------------          ------------
   Total Investments                                                     256,621               265,594

CASH AND CASH EQUIVALENTS                                                 38,089                34,195
ACCRUED INVESTMENT INCOME                                                  5,348                 4,990
DEFERRED POLICY ACQUISITION COSTS                                         29,412                29,703
FEDERAL INCOME TAXES - DEFERRED                                            3,350                 3,892
REINSURANCE RECEIVABLES                                                      310                   153
OTHER ASSETS                                                               3,661                 3,292
SEPARATE ACCOUNTS ASSETS                                               1,110,334             1,086,875
                                                                     ------------          ------------
TOTAL ASSETS                                                         $ 1,447,125           $ 1,428,694
                                                                     ============          ============


See accompanying notes to financial statements.                                             (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares) (Unaudited)


                                                                       June 30,            December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                     2000                  1999
-------------------------------------                                ------------          ------------
LIABILITIES:
  POLICYHOLDER LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                   $   239,702           $   248,016
   Claims and claims settlement expenses                                   2,668                 3,762
                                                                     ------------          ------------
     Total policyholder liabilities and accruals                         242,370               251,778


  OTHER POLICYHOLDER FUNDS                                                 2,697                 1,195
  FEDERAL INCOME TAXES - CURRENT                                             932                 1,420
  AFFILIATED PAYABLES - NET                                                    -                 1,030
  OTHER LIABILITIES                                                        2,059                 2,414
  SEPARATE ACCOUNTS LIABILITIES                                        1,110,334             1,086,875
                                                                     ------------          ------------
     Total Liabilities                                                 1,358,392             1,344,712
                                                                     ------------          ------------
STOCKHOLDER'S EQUITY:
  Common stock, $10 par value - 220,000 shares
    authorized, issued and outstanding                                     2,200                 2,200
  Additional paid-in capital                                              66,259                66,259
  Retained earnings                                                       25,677                21,051
  Accumulated other comprehensive loss                                    (5,403)               (5,528)
                                                                     ------------          ------------
     Total Stockholder's Equity                                           88,733                83,982
                                                                     ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $ 1,447,125           $ 1,428,694
                                                                     ============          ============


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
REVENUES:
 Investment revenue:
  Net investment income                                              $     9,375           $     9,893
  Net realized investment losses                                             (77)               (2,779)
 Policy charge revenue                                                     9,940                 8,206
                                                                     ------------          ------------
   Total Revenues                                                         19,238                15,320
                                                                     ------------          ------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                      5,854                 6,233
 Policy benefits (net of reinsurance recoveries:  2000 - $376;
  1999 - $360)                                                               521                   286
 Reinsurance premium ceded                                                   981                   898
 Amortization of deferred policy acquisition costs                         2,479                 2,302
 Insurance expenses and taxes                                              2,286                 1,907
                                                                     ------------          ------------
   Total Benefits and Expenses                                            12,121                11,626

   Earnings Before Federal Income Tax Provision                            7,117                 3,694

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                   2,017                 2,261
 Deferred                                                                    474                  (968)
                                                                     ------------          ------------
   Total Federal Income Tax Provision                                      2,491                 1,293
                                                                     ------------          ------------
NET EARNINGS                                                         $     4,626           $     2,401
                                                                     ============          ============

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                               Three Months Ended
                                                                                   June 30,
                                                                     ----------------------------------
                                                                           2000                 1999
                                                                     ------------          ------------
REVENUES:
 Investment revenue:
  Net investment income                                              $     4,727           $     4,844
  Net realized investment losses                                             (59)               (2,597)
 Policy charge revenue                                                     4,983                 4,282
                                                                     ------------          ------------
   Total Revenues                                                          9,651                 6,529
                                                                     ------------          ------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                      2,853                 3,240
 Policy benefits (net of reinsurance recoveries:  2000 - $273;
  1999 - $224)                                                               370                   108
 Reinsurance premium ceded                                                   510                   468
 Amortization of deferred policy acquisition costs                         1,168                   947
 Insurance expenses and taxes                                              1,140                   992
                                                                     ------------          ------------
   Total Benefits and Expenses                                             6,041                 5,755
                                                                     ------------          ------------
   Earnings Before Federal Income Tax Provision                            3,610                   774

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                     933                   877
 Deferred                                                                    331                  (606)
                                                                     ------------          ------------
   Total Federal Income Tax Provision                                      1,264                   271
                                                                     ------------          ------------
NET EARNINGS                                                         $     2,346           $       503
                                                                     ============          ============

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                               Six Months Ended
                                                                                  June 30,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
NET EARNINGS                                                         $     4,626           $     2,401
                                                                     ------------          ------------
OTHER COMPREHENSIVE INCOME (LOSS):

 Net unrealized gains (losses) on available-for-sale securities:
  Net unrealized holding losses arising during the period                     (1)               (7,746)
  Reclassification adjustment for losses included in net earnings             77                 3,123
                                                                     ------------          ------------
  Net unrealized gains (losses) on investment securities                      76                (4,623)

  Adjustments for:
   Policyholder liabilities                                                  117                 2,649
   Deferred federal income taxes                                             (68)                  691
                                                                     ------------          ------------
 Total other comprehensive income (loss), net of taxes                       125                (1,283)
                                                                     ------------          ------------
COMPREHENSIVE INCOME                                                 $     4,751           $     1,118
                                                                     ------------          ------------

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                             Three Months Ended
                                                                                  June 30,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
NET EARNINGS                                                         $     2,346           $       503
                                                                     ------------          ------------
OTHER COMPREHENSIVE INCOME (LOSS):

 Net unrealized gains (losses) on available-for-sale securities:
  Net unrealized holding gains (losses) arising during the period            108                (4,339)
  Reclassification adjustment for losses included in net earnings             59                 2,699
                                                                     ------------          ------------
  Net unrealized gains (losses) on investment securities                     167                (1,640)

  Adjustments for:
   Policyholder liabilities                                                 (321)                2,070
   Deferred federal income taxes                                              54                  (150)
                                                                     ------------          ------------
 Total other comprehensive income (loss), net of taxes                      (100)                  280
                                                                     ------------          ------------
COMPREHENSIVE INCOME                                                 $     2,246           $       783
                                                                     ============          ============

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)

                                                                                              Accumulated
                                                               Additional                        other           Total
                                                Common          paid-in        Retained      comprehensive    stockholder's
                                                 Stock          capital        earnings          loss            equity
                                              -----------     -----------     -----------    -------------    -------------
BALANCE, JANUARY 1, 1999                      $    2,200      $   66,259      $   14,462     $       (967)    $     81,954

 Net earnings                                                                      6,589                             6,589

 Other comprehensive loss, net of tax                                                              (4,561)          (4,561)
                                              -----------     -----------     -----------    -------------    -------------
BALANCE, DECEMBER 31, 1999                         2,200          66,259          21,051           (5,528)          83,982

 Net earnings                                                                      4,626                             4,626

 Other comprehensive income, net of tax                                                               125              125
                                              -----------     -----------     -----------    -------------    -------------
BALANCE, JUNE 30, 2000                        $    2,200      $   66,259      $   25,677     $     (5,403)    $     88,733
                                              ===========     ===========     ===========    =============    =============


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
Cash Flows From Operating Activities:
 Net earnings                                                        $     4,626            $    2,401
 Noncash items included in earnings:
  Amortization of deferred policy acquisition costs                        2,479                 2,302
  Capitalization of policy acquisition costs                              (2,188)               (2,017)
  Amortization of investments                                                209                   144
  Interest credited to policyholders' account balances                     5,854                 6,233
  Provision (benefit) for deferred Federal income tax                        474                  (968)
 (Increase) decrease in operating assets:
  Accrued investment income                                                 (358)                 (879)
  Other                                                                     (518)                 (231)
 Increase (decrease) in operating liabilities:
  Claims and claims settlement expenses                                   (1,094)                1,240
  Other policyholder funds                                                 1,502                  (705)
  Federal income taxes - current                                            (488)                 (469)
  Affiliated payables                                                     (1,030)               (1,253)
  Other                                                                     (355)                 (552)
 Other operating activities:
  Net realized investment losses                                              77                 2,779
                                                                     ------------          ------------
   Net cash and cash equivalents provided by operating activities          9,190                 8,025
                                                                     ------------          ------------
Cash Flows From Investing Activities:
 Proceeds from (payments for):
  Sales of available-for-sale securities                                     650               138,023
  Maturities of available-for-sale securities                             17,861                22,353
  Purchases of available-for-sale securities                              (8,859)             (157,839)
  Policy loans on insurance contracts                                       (897)               (1,365)
                                                                     ------------          ------------
   Net cash and cash equivalents provided by investing activities    $     8,755           $     1,172
                                                                     ------------          ------------

See accompanying notes to financial statements.                                             (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in thousands) (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
Cash Flows From Financing Activities:
 Proceeds from (payments for):
  Policyholder deposits (excludes internal policy replacement        $    34,991           $    34,536
    deposits)
  Policyholder withdrawals (including transfers to/from separate         (49,042)              (48,640)
    accounts)                                                        ------------          ------------

   Net cash and cash equivalents used by financing activities            (14,051)              (14,104)
                                                                     ------------          ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       3,894                (4,907)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                        34,195                18,707
                                                                     ------------          ------------
 End of period                                                       $    38,089           $    13,800
                                                                     ============          ============
Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                               $     2,505           $     2,730
  Intercompany interest                                                       40                    44


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

NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of New York and the National Association of Insurance Commissioners. Statutory capital and surplus at June 30, 2000 and December 31, 1999, was $65.6 million and $61.7 million, respectively.For the six month periods ended June 30, 2000 and 1999, statutory net income was $3.3 million and $4.4 million, respectively.

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

                                             June 30,   December 31,
                                               2000         1999
                                           -----------  ------------
Assets:
  Fixed maturity securities                $   (6,260)  $    (5,579)
  Equity securities                            (2,041)       (2,790)
  Other assets                                     (9)          (17)
  Federal income taxes - deferred               2,909         2,977
                                           -----------  ------------
                                               (5,401)       (5,409)
                                           -----------  ------------
Liabilities:
  Policyholders' account balances                   2           119
                                           -----------  ------------
Stockholder's equity:
  Accumulated other comprehensive loss     $   (5,403)  $    (5,528)
                                           ===========  ============

NOTE 4.     SEGMENT INFORMATION

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

The "Other" category, presented in the following segment financial information, represents net revenues and earnings on assets that do not support policyholder liabilities.

The following table summarizes each business segment's contribution to the consolidated net revenues and net earnings for the three and six month periods ended June 30:



                         Three Months Ended      Six Months Ended
                              June 30,               June 30,
                         -------------------    -------------------
                           2000       1999        2000       1999
                         --------   --------    --------   --------
Net Revenues (a):

 Life Insurance          $ 2,744    $ 2,390     $ 5,414    $ 4,907
 Annuities                 3,261        555       6,425      3,034
 Other                       793        344       1,545      1,146
                         --------   --------    --------   --------
   Total Net Revenues    $ 6,798    $ 3,289     $13,384    $ 9,087
                         ========   ========    ========   ========
Net Earnings:

 Life Insurance          $   617    $   607     $ 1,254    $ 1,253
 Annuities                 1,214       (328)      2,368        403
 Other                       515        224       1,004        745
                         --------   --------    --------   --------
   Total Net Earnings    $ 2,346    $   503     $ 4,626    $ 2,401
                         ========   ========    ========   ========


 (a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

Item 2  Management's Narrative Analysis of the Results of Operations

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three and six month periods ended June 30, 2000 and 1999. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 1999 Financial
Statements  and  Notes  to Financial Statements and the Management's
Discussion and Analysis of Financial Condition and Results of Operations included in the 1999 10K.

In addition to providing historical information, the Company may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. A variety of factors, many of which are beyond the Company's control, affect the operations, performance, business strategy, and results of the Company and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the factors listed in the Economic Environment section listed below, as well as actions and initiatives taken by both current and potential competitors and the effect of current, pending, and future legislation and regulation. The Company undertakes no responsibility to update or revise any forward looking statements.

Business Overview

The Company's gross earnings are principally derived from two sources:

* the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread, and
* the charges imposed on variable life insurance and variable annuity contracts

The costs associated with acquiring contract owner deposits are amortized over the period in which the Company anticipates holding those funds. In addition, the Company incurs expenses associated with the maintenance of inforce contracts.

Economic Environment

The Company's financial position and/or results of operations are primarily impacted by the following economic factors:

* fluctuations in medium term interest rates
* fluctuations in credit spreads
* equity market performance

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the current six month period, medium term interest rates were relatively flat as compared to December 1999, but increased approximately 131 basis points as compared to the first six months of 1999.

The Company defines credit spreads as the interest rate spread between the 5-year U.S. Treasury Bond Index and the 5-year Corporate Industrial Bond Index. During the first half of 2000, credit spreads widened approximately 43 basis points to end the period at 154 basis points. During the first half of 1999, credit spreads contracted approximately 25 basis points to end the period at 106 basis points.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500
Composite   Stock  Price Index ("S&P Index").  During  the first six
months of 2000, the U.S. equity market experienced increased volatility. Although all three indices reached historical highs at various points during the current six month period, each index closed generally lower, on a daily basis, as compared to their respective levels at December 31, 1999. During the first six months of 2000, the Dow, NASDAQ and S&P Index decreased 9.1%, 2.5% and 1.0%, respectively. The investment performance in the underlying mutual funds supporting the Company's variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

Life insurance premiums and annuity deposits recorded were $22.9 million for the three months ended June 30, 2000 and 1999. Life insurance premiums and annuity deposits recorded increased $0.6 million (or 1.6%) to $39.7 million during the current six month period, as compared to the same period in 1999. Life insurance premiums and annuity deposits collected, which exclude premiums recorded from internal tax-free exchanges, decreased $1.1 million and increased $0.4 million during the current three and six month periods, respectively, as compared to the equivalent periods in 1999. Variable annuity deposits continue to dominate the Company's sales by comprising 94% and 91% of total premiums recorded for the three and six month periods ended June 30, 2000, respectively. Life insurance premiums and annuity deposits by type of product were as follows:


                                             Premiums Collected                   Change
                                         --------------------------    ---------------------------
                                         Second Quarter  Six Months    Second Quarter   Six Months
                                             2000           2000         2000 - 1999    2000 -1999
                                         -------------   ----------    --------------   ----------
                                                 ($ In Millions)               ($ In Millions)
  Variable Annuities                     $       21.5    $    36.0     $         0.7    $     1.3

  Modified Guaranteed Annuites                    0.5          1.2               0.1          0.4

  Variable Life Insurance                         0.9          2.4              (0.7)        (1.1)

  Other                                             -          0.1              (0.1)           -
                                         -------------   ----------    --------------   ----------
    Total Premiums Recorded                      22.9         39.7                 -          0.6

  Internal tax-free exchanges                    (3.5)        (4.8)             (1.1)        (0.2)
                                         -------------   ----------    --------------   ----------
   Total Premiums Collected              $       19.4    $    34.9     $        (1.1)   $     0.4
                                         =============   ==========    ==============   ===========

Policy and contract surrenders increased $2.5 million (or 17%) and $8.7 million (or 32%) during the current three and six month periods, respectively, as compared to the equivalent periods in 1999 primarily due to an increase in variable annuity surrenders. During the three and six month periods, ended June 30, 2000, variable
annuity  surrenders   increased  $3.3  million  (or 53%)  and  $7.1
million (or 60%), respectively, as compared to the same periods in 1999. These increases are primarily a result of the anticipated increase in lapse rates on contracts reaching the end of their surrender charge period.

During the first six months of 2000, separate accounts assets increased $23 million (or 2.2%) to $1.1 billion. Despite increased market volatility, positive investment performance in the variable products' underlying mutual funds contributed exclusively to the increase in separate accounts assets.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 2000, the Company's assets included $174 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

As of June 30, 2000, approximately $4.0 million (or 2.7%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

Results of Operations

For the six month periods ended June 30, 2000 and 1999, the Company reported net earnings of $4.6 million and $2.4 million, respectively. For the three month periods ended June 30, 2000 and 1999, the Company reported net earnings of $2.3 million and $0.5 million, respectively.

Net earnings derived from interest spread increased $0.3 million and decreased $0.1 million for the three and six month periods ended June 30, 1999, respectively, compared to the same periods in 1999. The increase in the current three month period interest spread is primarily due to a reduction in interest crediting rates as compared to the second quarter 1999.

Net realized investment losses decreased $2.5 million and $2.7 million during the three and six month periods ended June 30, 2000, respectively, compared to the equivalent periods in 1999. The decreases in net realized investment losses during the current three and six month periods are primarily due to reductions in credit related losses of $2.6 million and $3.3 million, respectively. Prior period credit related losses were impacted by book value writedowns and asset sales of several large security holdings.
The Company did not incur any credit related losses during the current six month period.

Policy charge revenue increased $0.7 million (or 16%) and $1.7 million (or 21%) during the three and six month periods ended June 30, 2000, respectively, compared to the same periods during 1999. The increases in policy charge revenue are attributable to the increase in contract owners' variable account balances. Average variable account balances increased $173 million (or 19%) during the current six month period as compared to the same period in 1999.

Policy benefits increased $0.3 million (or 243%) and $0.2 million (or 82%) during the current three and six month periods, respectively, compared to equivalent periods in 1999. The increases are primarily due to an increase in the number of variable life death claims, as well as an increase in the average net amount at risk per variable life death claim.

Amortization of deferred policy acquisition costs increased $0.2 million (or 23%) and $0.2 million (or 8%) during the three and six month periods ended June 30, 2000, respectively, compared to the equivalent periods in 1999. The increases in amortization of deferred policy acquisition costs are primarily due to the growth in policy fee income. Partially offsetting the six month period
increase  was   the  impact  of  lower  interest  related  realized
investment gains during the first quarter 2000 as compared to the first quarter 1999.

Insurance expenses and taxes increased $0.1 million (or 15%) and $0.4 million (or 20%) during the current three and six month periods, respectively, compared to the same periods in 1999. The increases are primarily due to increases in certain employee compensation related expense allocations from Merrill Lynch & Co., variable product prospectus costs, and expenditures related to financial systems enhancements.

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

Date: August 14, 2000

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
-------         -----------

  27            Financial Data Schedule