Form 10-Q
period 2000-09-30
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 2000-11-14
CIK 862923

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
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

BALANCE SHEETS
(Dollars in thousands) (Unaudited)

                                                                     September 30,          December 31,
ASSETS                                                                   2000                   1999
-------                                                              -------------          ------------
INVESTMENTS:
  Fixed maturity securities, at estimated fair value
    (amortized cost:  2000 - $151,118; 1999 - $166,016)              $    146,215           $   160,437
  Equity securities, at estimated fair value
    (cost:  2000 - $19,512; 1999 - $19,782)                                18,387                16,992
  Policy loans on insurance contracts                                      90,774                88,165
                                                                     -------------          ------------
    Total Investments                                                     255,376               265,594

CASH AND CASH EQUIVALENTS                                                  39,093                34,195
ACCRUED INVESTMENT INCOME                                                   5,889                 4,990
DEFERRED POLICY ACQUISITION COSTS                                          30,358                29,703
FEDERAL INCOME TAXES - DEFERRED                                             3,322                 3,892
REINSURANCE RECEIVABLES                                                     1,654                   153
RECEIVABLES FROM SECURITIES SOLD                                            3,972                     -
OTHER ASSETS                                                                3,801                 3,292
SEPARATE ACCOUNTS ASSETS                                                1,118,137             1,086,875
                                                                     -------------          ------------
TOTAL ASSETS                                                         $  1,461,602           $ 1,428,694
                                                                     =============          ============


See accompanying notes to financial statements.                                              (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares) (Unaudited)


                                                                     September 30,          December 30,
LIABILITIES AND STOCKHOLDER'S EQUITY                                     2000                   1999
------------------------------------                                 -------------          ------------
LIABILITIES:
  POLICYHOLDER LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                   $    242,999           $   248,016
   Claims and claims settlement expenses                                    4,733                 3,762
                                                                     -------------          ------------
     Total policyholder liabilities and accruals                          247,732               251,778


  OTHER POLICYHOLDER FUNDS                                                  1,335                 1,195
  FEDERAL INCOME TAXES - CURRENT                                            1,301                 1,420
  AFFILIATED PAYABLES - NET                                                   459                 1,030
  OTHER LIABILITIES                                                         2,181                 2,414
  SEPARATE ACCOUNTS LIABILITIES                                         1,118,137             1,086,875
                                                                     -------------          ------------
     Total Liabilities                                                  1,371,145             1,344,712

STOCKHOLDER'S EQUITY:
  Common stock, $10 par value - 220,000 shares
    authorized, issued and outstanding                                      2,200                 2,200
  Additional paid-in capital                                               66,259                66,259
  Retained earnings                                                        28,571                21,051
  Accumulated other comprehensive loss                                     (6,573)               (5,528)
                                                                     -------------          ------------
     Total Stockholder's Equity                                            90,457                83,982
                                                                     -------------          ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $  1,461,602           $ 1,428,694
                                                                     =============          ============


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                     ---------------------------------
                                                                         2000                  1999
                                                                     ------------          -----------
REVENUES:
 Investment revenue:
  Net investment income                                              $    14,083           $   14,694
  Net realized investment losses                                             (74)              (2,805)
 Policy charge revenue                                                    15,215               12,594
                                                                     ------------          -----------
   Total Revenues                                                         29,224               24,483
                                                                     ------------          -----------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                      8,882                9,306
 Policy benefits (net of reinsurance recoveries:  2000 - $1,976;
  1999 - $458)                                                             1,231                  520
 Reinsurance premium ceded                                                 1,489                1,358
 Amortization of deferred policy acquisition costs                         2,746                3,383
 Insurance expenses and taxes                                              3,307                3,036
                                                                     ------------          -----------
   Total Benefits and Expenses                                            17,655               17,603
                                                                     ------------          -----------

   Earnings Before Federal Income Tax Provision                           11,569                6,880

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                   2,917                3,386
 Deferred                                                                  1,132                 (978)
                                                                     ------------          -----------
   Total Federal Income Tax Provision                                      4,049                2,408
                                                                     ------------          -----------
NET EARNINGS                                                         $     7,520           $    4,472
                                                                     ============          ===========

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                             Three Months Ended
                                                                                September 30,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
REVENUES:
 Investment revenue:
  Net investment income                                              $     4,708           $     4,801
  Net realized investment gains (losses)                                       3                   (26)
 Policy charge revenue                                                     5,275                 4,388
                                                                     ------------          ------------
   Total Revenues                                                          9,986                 9,163
                                                                     ------------          ------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                      3,028                 3,073
 Policy benefits (net of reinsurance recoveries:  2000 - $1,600;
  1999 - $98)                                                                710                   234
 Reinsurance premium ceded                                                   508                   460
 Amortization of deferred policy acquisition costs                           267                 1,081
 Insurance expenses and taxes                                              1,021                 1,129
                                                                     ------------          ------------
   Total Benefits and Expenses                                             5,534                 5,977
                                                                     ------------          ------------

   Earnings Before Federal Income Tax Provision                            4,452                 3,186

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                     900                 1,125
 Deferred                                                                    658                   (10)
                                                                     ------------          ------------
   Total Federal Income Tax Provision                                      1,558                 1,115
                                                                     ------------          ------------
NET EARNINGS                                                         $     2,894           $     2,071
                                                                     ============          ============

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
NET EARNINGS                                                         $     7,520           $     4,472
                                                                     ------------          ------------
OTHER COMPREHENSIVE LOSS:

 Net unrealized gains (losses) on available-for-sale securities:
   Net unrealized holding gains (losses) arising during the period         2,267               (10,219)
   Reclassification adjustment for losses included in net earnings            87                 3,413
                                                                     ------------          ------------
   Net unrealized gains (losses) on investment securities                  2,354                (6,806)

   Adjustments for:
     Policyholder liabilities                                             (3,961)                2,565
     Deferred federal income taxes                                           562                 1,484
                                                                     ------------          ------------
 Total other comprehensive loss, net of taxes                             (1,045)               (2,757)
                                                                     ------------          ------------
COMPREHENSIVE INCOME                                                 $     6,475           $     1,715
                                                                     ============          ============

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
NET EARNINGS                                                         $     2,894           $     2,071
                                                                     ------------          ------------
OTHER COMPREHENSIVE LOSS:

 Net unrealized gains (losses) on available-for-sale securities:
   Net unrealized holding gains (losses) arising during the period         2,268                (2,473)
   Reclassification adjustment for losses included in net earnings            10                   290
                                                                     ------------          ------------
   Net unrealized gains (losses) on investment securities                  2,278                (2,183)

   Adjustments for:
    Policyholder liabilities                                              (4,078)                  (84)
    Deferred federal income taxes                                            630                   793
                                                                     ------------          ------------
 Total other comprehensive loss, net of taxes                             (1,170)               (1,474)
                                                                     ------------          ------------
COMPREHENSIVE INCOME                                                 $     1,724           $       597
                                                                     ============          ============

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)

                                                                                              Accumulated
                                                               Additional                        other           Total
                                                 Common         paid-in        Retained      comprehensive    stockholder's
                                                 stock          capital        earnings          loss            equity
                                              -----------     -----------     -----------    -------------    -------------
BALANCE, JANUARY 1, 1999                      $    2,200      $   66,259      $   14,462     $       (967)    $     81,954

 Net earnings                                                                      6,589                             6,589

 Other comprehensive loss, net of tax                                                              (4,561)          (4,561)
                                              -----------     -----------     -----------    -------------    -------------
BALANCE, DECEMBER 31, 1999                         2,200          66,259          21,051           (5,528)          83,982

 Net earnings                                                                      7,520                             7,520

 Other comprehensive loss, net of tax                                                              (1,045)          (1,045)
                                              -----------     -----------     -----------    -------------    -------------
BALANCE, SEPTEMBER 30, 2000                   $    2,200      $   66,259      $   28,571     $     (6,573)    $     90,457
                                              ===========     ===========     ===========    =============    =============

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
Cash Flows From Operating Activities:
 Net earnings                                                        $     7,520           $     4,472
 Noncash items included in earnings:
  Amortization of deferred policy acquisition costs                        2,746                 3,383
  Capitalization of policy acquisition costs                              (3,401)               (3,773)
  Amortization of investments                                                289                   294
  Interest credited to policyholders' account balances                     8,882                 9,306
  Provision (benefit) for deferred Federal income tax                      1,132                  (978)
 (Increase) decrease in operating assets:
  Accrued investment income                                                 (899)               (1,353)
  Other                                                                   (1,997)                  805
 Increase (decrease) in operating liabilities:
  Claims and claims settlement expenses                                      971                   376
  Other policyholder funds                                                   140                   737
  Federal income taxes - current                                            (119)                 (222)
  Affiliated payables                                                       (571)               (1,253)
  Other                                                                     (233)                  200
 Other operating activities:
  Net realized investment losses                                              74                 2,805
                                                                     ------------          ------------
  Net cash and cash equivalents provided by operating activities          14,534                14,799
                                                                     ------------          ------------
Cash Flows From Investing Activities:
 Proceeds from (payments for):
  Sales of available-for-sale securities                                   3,199               164,623
  Maturities of available-for-sale securities                             20,492                29,744
  Purchases of available-for-sale securities                             (12,858)             (187,846)
  Policy loans on insurance contracts                                     (2,609)               (1,259)
                                                                     ------------          ------------
  Net cash and cash equivalents provided by investing activities     $     8,224           $     5,262
                                                                     ------------          ------------


See accompanying notes to financial statements.                                             (continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in thousands) (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
Cash Flows From Financing Activities:
 Proceeds from (payments for):
  Policyholder deposits (excludes internal policy replacement        $    58,549           $    59,172
   deposits)
  Policyholder withdrawals (including transfers to/from separate         (76,409)              (80,646)
   accounts)                                                         ------------          ------------

    Net cash and cash equivalents used by financing activities           (17,860)              (21,474)
                                                                     ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       4,898                (1,413)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                        34,195                18,707
                                                                     ------------          ------------
 End of period                                                       $    39,093           $    17,294
                                                                     ============          ============
Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                               $     3,036           $     3,607
  Intercompany interest                                                       71                    59


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

NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of New York and the National Association of Insurance Commissioners. Statutory capital and surplus at September 30, 2000 and December 31, 1999, was $67.8 million and $61.7 million, respectively. For the nine month periods ended September 30, 2000 and 1999, statutory net income was $4.4 million and $5.6 million, respectively.

In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, becomes effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. Codification is not expected to have a material impact on the Company's capital requirements or statutory financial statements.

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

                                             September 30,    December 31,
                                                 2000             1999
                                             -------------    ------------
Assets:
 Fixed maturity securities                   $     (4,903)    $    (5,579)
 Equity securities                                 (1,125)         (2,790)
 Other assets                                          (4)            (17)
 Federal income taxes - deferred                    3,539           2,977
                                             -------------    ------------
                                                   (2,493)         (5,409)
                                             -------------    ------------
Liabilities:
 Policyholders' account balances                    4,080             119
                                             -------------     -----------
Stockholder's equity:
 Accumulated other comprehensive loss        $     (6,573)     $   (5,528)
                                             =============     ===========


NOTE 4.  ACCOUNTING PRONOUNCEMENTS:

In June 1999, the Financial Accounting Standards Board deferred for one year the effective date of the accounting and reporting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No.133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in fair value for derivatives that do not qualify for hedge accounting are reported in earnings. The Company does not have any derivatives that qualify for hedge accounting.

The Company will adopt the provisions of SFAS No. 133 on January 1, 2001, and has undertaken initiatives to implement this standard. The Company does not expect SFAS No. 133 to have a material impact on its financial position or results of operations.

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

The   following   table  summarizes  each   business   segment's
contribution to the consolidated net revenues and net earnings for the three and nine month periods ended September 30:



                            Three Months Ended         Nine Months Ended
                                September 30,             September 30,
                          -----------------------   ------------------------
                             2000        1999          2000         1999
                          ----------  ----------    -----------  -----------
Net Revenues (a):
 Life Insurance           $   2,769   $   2,505     $    8,183   $    7,412
 Annuities                    3,357       2,704          9,782        5,738
 Other                          832         881          2,377        2,027
                          ----------  ----------    -----------  -----------
Total Net Revenues        $   6,958   $   6,090     $   20,342   $   15,177
                          ==========  ==========    ===========  ===========
Net Earnings:
 Life Insurance           $   1,024   $     565     $    2,278   $    1,818
 Annuities                    1,330         934          3,698        1,337
 Other                          540         572          1,544        1,317
                          ----------  ----------    -----------  -----------
Total Net Earnings        $   2,894   $   2,071     $    7,520   $    4,472
                          ==========  ==========    ===========  ===========

 (a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

Item  2   Management's Narrative Analysis of the Results of Operations

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three and nine month periods ended September 30, 2000 and 1999. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 1999 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1999 10K.

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

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the current nine month period, medium term interest rates decreased approximately 32 basis points as compared to December 1999, but increased 32 basis points as compared to September 1999.

The Company defines credit spreads as the interest rate spread between the 5-year U.S. Treasury Bond Index and the 5-year Corporate Industrial Bond Index. During the first nine months of 2000, credit spreads widened approximately 39 basis points to end the period at 150 basis points. During the first nine months of 1999, credit spreads contracted approximately 3 basis points to end the period at 128 basis points.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). During
the first nine months of 2000, the U.S. equity market experienced increased volatility. Although all three indices reached historical highs at various points during the current nine month period, each index closed generally lower, on a daily basis, as compared to their respective levels at December 31, 1999. During the first nine months of 2000, the Dow, NASDAQ and S&P Index decreased 7.4%, 9.8% and 2.2%, respectively. The investment performance in the underlying mutual funds supporting the Company's variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

Life insurance premiums and annuity deposits recorded decreased $2.5 million (or 9%) to $23.9 million and $1.9 million (or 3%) to $63.6 million during the three and nine month periods ended September 30, 2000, respectively, as compared to the same periods in 1999. Life insurance premiums and annuity deposits collected, which exclude premiums recorded from internal tax-free exchanges, decreased $1.1 million and $0.7 million during the current three and nine month periods, respectively, as compared to the equivalent periods in 1999. Variable annuity deposits continue to dominate the Company's sales by comprising 94% and 92% of total premiums recorded for the three and nine month periods ended September 30, 2000, respectively. Life insurance premiums and annuity deposits by type of product were as follows:


                                   Premiums Collected                         Change
                              ------------------------------      ------------------------------
                              Third Quarter     Nine Months       Third Quarter      Nine Months
                                  2000             2000              2000-1999        2000-1999
                              -------------     ------------      --------------     -----------
                                       ($ In Millions)                     ($ In Millions)

Variable Annuities            $       22.5      $      58.5       $        (1.3)     $     (0.1)
Modified Guaranteed Annuites           0.4              1.6                 0.1             0.5

Variable Life Insurance                1.0              3.4                (1.2)           (2.3)

Other                                    -              0.1                (0.1)              -
                              -------------     ------------      --------------     -----------
 Total Premiums Recorded              23.9             63.6                (2.5)           (1.9)

Internal tax-free exchanges           (0.3)            (5.1)                1.4             1.2
                              -------------     ------------      --------------     -----------
 Total Premiums Collected     $       23.6      $      58.5       $        (1.1)     $     (0.7)
                              =============     ============      ==============     ===========


Policy and contract surrenders increased $3.3 million (or 20%) and $5.3 million (or 12%) during the current three and nine month periods, respectively, as compared to the equivalent periods in 1999. During the three and nine month periods ended September 30, 2000, variable annuity surrenders increased $2.1 million (or 34%) and $9.2 million (or 51%), respectively, as compared to the same periods in 1999. These increases are primarily a result of the anticipated increase in lapse rates on contracts reaching the end of their surrender charge period. Partially offsetting the increase in variable annuity surrenders during the current nine month period was a decrease of $3.2 million (or 31%) in variable life surrenders.

During the first nine months of 2000, separate accounts assets increased $31 million (or 2.9%) to $1.1 billion. Despite increased market volatility, positive investment performance in the variable products' underlying mutual funds contributed $25 million to the increase in separate accounts assets.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 2000, the Company's assets included $176 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

As of September 30, 2000, approximately $3.9 million (or 2.7%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

Results of Operations

For the nine month periods ended September 30, 2000 and 1999, the Company reported net earnings of $7.5 million and $4.5 million, respectively. For the three month periods ended September 30, 2000 and 1999, the Company reported net earnings of $2.9 million and $2.1 million, respectively.

Net earnings derived from interest spread decreased $0.2 million for the nine month period ended September 30, 2000, as compared to the same period in 1999. The decrease in interest spread is primarily due to the reduction in invested assets resulting from the decline in fixed rate contracts inforce. During the current three month period, net earnings derived from interest spread were flat as compared to 1999.

Net realized investment losses decreased $2.7 million during the nine month period ended September 30, 2000, as compared to the equivalent period in 1999. The decrease in net realized investment losses is primarily due to a $2.6 million decrease in credit related losses. Prior period credit related losses were impacted by book value writedowns and asset sales of several large security holdings. The Company did not incur any credit related losses during the current nine month period. During the current three month period, net realized investment gains (losses) were flat as compared to 1999.

Policy charge revenue increased $0.9 million (or 20%) and $2.6 million (or 21%) during the three and nine month periods ended September 30, 2000, respectively, compared to the same periods during 1999. The increases in policy charge revenue are attributable to the increase in contract owners' variable account balances. Average variable account balances increased $175 million (or 19%) during the current nine month period as compared to the same period in 1999.

Policy benefits increased $0.5 million (or 203%) and $0.7 million (or 137%) during the current three and nine month periods, respectively, compared to equivalent periods in 1999. The increases are primarily due to one large death claim with a net amount at risk of $0.5 million.

Amortization of deferred policy acquisition costs decreased $0.8 million (or 75%) and $0.6 million (or 19%) during the three and nine month periods ended September 30, 2000, respectively, compared to the equivalent periods in 1999. During the current three month period, the Company revised its future gross profit assumptions on certain life insurance business. The retrospective adjustment of the Company's deferred policy acquisition costs resulted in a $0.7 million decrease in amortization of deferred policy acquisition costs.

Insurance expenses and taxes decreased $0.1 million (or 10%) and increased $0.3 million (or 9%) during the current three and nine month periods, respectively, compared to the same periods in 1999. The increase in the current nine month period is due to increases in certain employee compensation related expense
allocations   from   Merrill  Lynch  &  Co. and expenditures
related to financial  systems enhancements.

Segment Information

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

The  current  period  increase in  net  earnings  for  the  life
insurance   segment  is  primarily  due  to  the   retrospective
adjustment of deferred policy acquisition costs, noted above.

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

                                       ML LIFE INSURANCE COMPANY OF NEW YORK

                                         /s/  MATTHEW J. RIDER
                                       -----------------------------------------

                                              Matthew J. Rider
                                            Senior Vice President and
                                            Chief Financial Officer

Date: November 14, 2000

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
-------         -----------

  27            Financial Data Schedule