Form 10-K405
period 2000-12-31
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 2001-04-02
CIK 862923

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

        The Registrant is currently licensed to conduct life insurance and annuity business in nine states. It currently markets its annuity products and variable life insurance products only in the state of New York. During 2000, annuity and life insurance sales were made principally in New York (96%, as measured by total contract owner deposits).

        The Registrant's life insurance and annuity products are sold by licensed agents affiliated with Merrill Lynch Life Agency, Inc. ("MLLA"), a wholly owned subsidiary of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), pursuant to a general agency agreement by and between the Registrant and MLLA. Sales are made by career life insurance agents whose sole responsibility is the sale and servicing of insurance, and by Financial Consultants of MLPF&S who are also licensed as insurance agents. At December 31, 2000, approximately 2,338 agents of MLLA were authorized to act for the Registrant.

Item 2. Properties.

        The Registrant's home office is located at 100 Church Street, 11th Floor, New York, New York. This office space is leased from MLPF&S. In addition, personnel performing services for the Registrant pursuant to its Management Services Agreement operate in MLIG office space. Merrill Lynch Insurance Group Services, Inc. ("MLIGS"), an affiliate of MLIG owns office space in Jacksonville, Florida. MLIGS also leases certain office space in Springfield, Massachusetts from Picknelly Family Limited Partnership. MLIG occupies certain office space in Princeton, New Jersey through Merrill Lynch & Co. An allocable share of the cost of each of these premises is paid by the Registrant through the service agreement with MLIG.

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

        During 2000, the Registrant paid a $35,000 ordinary dividend to MLIG.
No other cash dividends have been declared on Registrant's common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of New York, notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. See Note 7 to the Registrant's financial statements.

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

In addition to providing historical information, ML of New York may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. A variety of factors, many of which are beyond ML of New York's control, affect the operations, performance, business strategy, and results of ML of New York and could cause actual results and experience to differ materially from the expectations and objectives expressed in these statements. These factors include, but are not limited to, the factors listed in the Business Environment and Economic Environment sections listed below, as well as actions and initiatives taken by both current and potential competitors and the effect of current, pending, and future legislation and regulation. ML OF NEW YORK UNDERTAKES NO RESPONSIBILITY TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS.

BUSINESS ENVIRONMENT

ML of New York conducts its business in the life insurance and annuity markets of the financial services industry. These markets are highly regulated with particular emphasis on company solvency and sales practice monitoring.

The financial services industry continues to be affected by the intensifying competitive environment as demonstrated by consolidation through mergers and acquisitions, competition from new entrants, and traditional competitors using the internet or other technology to establish or expand their businesses. In addition, the Gramm-Leach-Bliley Act, passed in 1999, represented a significant accomplishment in the effort to modernize the financial services industry in the U.S. by repealing Depression-era barriers between commercial banking, investment banking, and insurance activities. This legislation, together with other changes in the financial services industry made possible by previous reforms, has increased the number of companies competing for a similar customer base.

Demographically, the population is aging, which favors life insurance and annuity products. However, current tax legislative proposals, which are in various stages of the political process, may have a material impact on the life insurance industry by reducing the need for certain products used in estate planning and/or reducing tax advantages associated with certain products.

ECONOMIC ENVIRONMENT

ML of New York's financial position and/or results of operations are primarily impacted by the following economic factors:

-       fluctuations in medium term interest rates

-       fluctuations in credit spreads

-       equity market performance

ML of New York defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During 2000, medium term interest rates decreased approximately 111 basis points to yield, on average, 5.13% at December 31, 2000. Although medium term interest rates decreased on a year-to-year basis they were, on average, higher during 2000 as compared to 1999. The average medium term yield during 2000 was 6.07% as compared to 5.47% during 1999.

ML of New York defines credit spreads as the interest rate spread between the 5-year U.S Treasury Bond Index and the 5-year Corporate Industrial Bond Index. During 2000, credit spreads widened approximately 67 basis points to end the year at 178 basis points.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). During 2000, the U.S. equity market experienced increased volatility, particularly during the fourth quarter, and all three indices closed significantly lower from their respective levels at December 31, 1999. During 2000, the Dow, NASDAQ and S&P Index decreased 6.2%, 39.3% and 10.1%, respectively. Although the investment performance in the underlying mutual funds supporting ML of New York's variable products do not replicate the returns on any specific U.S. equity market index; investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

SUMMARY

ML of New York sells variable and interest sensitive life insurance and annuity products through Merrill Lynch & Co.'s retail network of Financial Consultants. ML of New York competes for Merrill Lynch & Co.'s clients' life insurance and annuity business with unaffiliated insurers whose products are also sold through Merrill Lynch & Co.'s retail network ("non-proprietary products"), and with insurers who solicit this business directly. The product lines that ML of New York offers are focused in the highly competitive market segments of retirement and estate planning. ML of New York competes in these market segments by integrating its products into Merrill Lynch & Co.'s planning-based financial management program.

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

ML of New York has strategically placed its marketing emphasis on the sale of variable annuities, modified guaranteed annuities and variable life insurance products. These products are designed to address the retirement and estate planning needs of Merrill Lynch & Co.'s clients. The variable annuity product provides tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. The modified guaranteed annuity product provides a guaranteed fixed interest rate for a period selected by the contract owner, but imposes a market value adjustment for withdrawals prior to the expiration of the guarantee period. ML of New York offers a variable life insurance product that provides life insurance protection and allows the contract owner to allocate the cash value of the policy to underlying diversified mutual fund portfolios. The following table summarizes ML of New York's sales activity for the three years ending December 31, 2000:

                                                     (In Millions)                            % Change
                                     ---------------------------------------------- -----------------------------
                                           2000           1999            1998       2000 - 1999    1999 - 1998
                                     --------------- -------------- --------------- -------------- --------------
Variable Annuities                   $       74.3    $     78.1     $      97.2               -5%           -20%

Modified Guaranteed Annuities                 3.1           1.8             1.7               72%             6%

Variable Life Insurance                       5.2           7.4             9.6              -30%           -23%

Other                                         0.1           0.2             0.2              -50%             -
                                     --------------- -------------- --------------- -------------- --------------

  Total Direct Premiums Collected    $       82.7    $     87.5     $     108.7               -5%           -20%
                                     =============== ============== =============== ============== ==============

ML of New York's total sales decreased 5% during 2000 as compared to 1999 and 20% during 1999 as compared to 1998 primarily due to reductions in variable annuity sales. Variable annuity sales, however, continue to dominate overall sales by comprising 90%, 89%, and 89% of total direct premiums collected during 2000, 1999, and 1998, respectively.

Variable annuity sales decreased 5% during 2000 as compared to 1999 and 20% during 1999 as compared to 1998. The decrease in variable annuity sales during 2000 primarily occurred in the fourth quarter amid increased volatility and a significant downturn in the equity market. Also contributing to the decreases in variable annuity sales is the impact of regulations regarding the replacement of certain life insurance policies and annuity contracts enacted by the New York Insurance Department during the fourth quarter 1998. The new regulations significantly increase the complexity and length of time to process most replacements. In management's opinion, sales volumes have been negatively impacted within its distribution system by the increase in administrative burden for life insurance and annuity sales. The following table compares ML of New York's variable annuity sales received by the source of funds:

                                                 ($ In Millions)                          % Change
                                      ---------------------------------------   ------------------------------
                                           2000         1999          1998       1999 - 1998      1999 - 1998
                                       -----------   ----------   -----------    -------------   --------------
   Internal Replacement Policies       $     5.3    $     7.3    $     13.8            -27%             -47%

   External Replacement Policies            23.5         21.6          33.5              9%             -36%
                                       -----------  -----------  ------------    ------------    -------------

     Total Replacement Policies             28.8         28.9          47.3              -              -39%

   New Business                             45.5         49.2          49.9             -8%              -1%

                                       -----------  -----------  ------------    ------------    -------------
     Total Variable Annuity Deposits   $    74.3    $    78.1    $     97.2             -5%             -20%
                                       ===========  ===========  ============    ============    =============

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

During 2000, policy and contract surrenders increased $7.8 million (or 13%) to $67.3 million as compared to 1999 primarily due to an increase in variable annuity surrenders. During 2000, variable annuity surrenders increased $13.9 million (or 56%) to 38.5 million. This increase is primarily due to the anticipated increase in surrender activity due to the increase in the number of contracts reaching the end of their surrender charge period as compared to 1999. Partially offsetting the increase in variable annuity surrenders was a $3.4 million (or 22%) decrease in variable life surrenders and a $2.7 million (or 49%) decrease in fixed annuity surrenders.

FINANCIAL CONDITION

At December 31, 2000, ML of New York's assets were $1.3 billion, or $83.3 million lower than the $1.4 billion in assets at December 31, 1999 primarily due to a decrease in separate account assets. Separate account assets decreased $51.3 million (or 5%) to $1.0 billion primarily due to unfavorable investment performance during the fourth quarter 2000 associated with the general decline in the U.S. equity market. Changes in separate account assets for the first three quarters of 2000 and the fourth quarter 2000 were as follows:

                                                     1Q00-3Q00                4Q00                Total
                                                     -------------        -------------        -------------
   Investment performance - variable products     $     25.5           $      (77.2)        $      (51.7)

   Net cashflow -  variable products                     5.7                   (5.3)                 0.4
                                                  ----------------     ----------------    -----------------
                                                  $     31.2           $      (82.5)        $      (51.3)
                                                  ================     ================    =================

Assets excluding separate account assets ("general account assets") decreased $32.0 million primarily due to the $35.0 million dividend payment to MLIG and the declining number of fixed rate contracts inforce. Partially offsetting the decline in general account assets was the increase in market values of investment securities associated with the decreasing interest rate environment. During 2000, market values on invested assets increased $5.8 million. After adjusting for deferred federal income taxes, total general account assets increased $4.4 million as a result of the year-to-year decrease in interest rates.

During 2000, ML of New York experienced contract owner withdrawals that exceeded deposits by $3.5 million. The components of contract owner transactions are as follows:

(In Millions)                                                                                            2000
                                                                                                    -----------
Premiums collected                                                                                   $   82.7
Internal tax-free exchanges                                                                              (5.4)
                                                                                                    -----------
     Net contract owner deposits                                                                         77.3

Contract owner withdrawals                                                                              100.1
Net transfers to/from separate accounts                                                                 (19.3)
                                                                                                    -----------
     Net contract owner withdrawals                                                                      80.8
                                                                                                    -----------

Net contract owner activity                                                                          $   (3.5)
                                                                                                    ===========

ML of New York maintains a conservative general account investment portfolio. ML of New York has no mortgage or real estate investments. The following schedule identifies ML of New York's general account invested assets by type:

Investment Grade Fixed Maturity Securities (Rated A or higher)..................         41%
Policy Loans....................................................................         36%
Investment Grade Fixed Maturity Securities (Rated BBB)..........................         14%
Equity Securities...............................................................          7%
Non-Investment Grade Fixed Maturity Securities..................................          2%
                                                                                      --------
                                                                                        100%
                                                                                      ========

ML of New York's investment in collateralized mortgage obligations ("CMO") and mortgage backed securities ("MBS") had a carrying value of $4.0 million as of December 31, 2000. At December 31, 2000, all of ML of New York's CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from similarly rated corporate securities.

As of December 31, 2000, ML of New York had 2,401 life insurance and annuity contracts inforce with interest rate guarantees. The estimated average rate of interest credited on behalf of contract owners was 4.90% during 2000. Invested assets supporting liabilities with interest rate guarantees had an estimated effective yield of 7.27% during 2000. The number of life insurance and annuity contracts inforce with interest rate guarantees decreased 14% as compared to 1999.

LIQUIDITY AND CAPITAL RESOURCES

ML of New York's liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has inforce. ML of New York has developed and utilizes a cash flow projection system and regularly performs asset / liability duration matching in the management of its asset and liability portfolios. ML of New York anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 2000, ML of New York's assets included $151.9 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

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

The National Association of Insurance Commissioners utilizes the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company's risk profile. As of December 31, 2000 and 1999, based on the RBC formula, ML of New York's total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.

ML of New York has received claims paying ability ratings from the major insurance rating agencies as follows: A.M. Best - "A+" and Standard and Poors - "AA-".

ML of New York has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks that ML of New York assumes, but will allow ML of New York to reduce its absolute level of surplus. In implementing this plan, ML of New York paid $35.0 million in dividends to MLIG during 2000. No dividends were paid during 1999 and 1998.

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

2000 compared to 1999

ML of New York recorded net earnings of $10.1 million and $6.6 million for 2000 and 1999, respectively.

Policy charge revenue increased $3.2 million (or 19%) during 2000 as compared to 1999 primarily due to an increase in average variable account balances. Average variable account balances increased $138.9 million (or 15%) during 2000 as compared to 1999. During the same time period, asset based policy charges increased $1.7 million (or 17%) consistent with the growth in the separate account assets. Non-asset based charges increased $1.5 million (or 22%) as compared to 1999 primarily due to increases in cost of insurance charges and deferred policy load revenue and a decrease in market value adjustment expense on the modified guaranteed annuity product.

Net earnings derived from interest spread decreased $0.6 million during 2000 as compared to 1999. The reduction in interest spread is primarily a result of the declining number of fixed rate contracts inforce.

Net realized investment losses decreased $3.0 million during 2000 as compared to 1999. The decrease in net realized investment losses is primarily due to a $4.0 million decrease in credit related losses. Prior period credit related losses were impacted by book value writedowns and asset sales of several large security holdings. ML of New York did not incur any credit related losses during 2000. Partially offsetting the $4.0 million decrease in credit related losses is a $1.0 million decrease in interest related gains. The decrease in interest related gains, during 2000, is primarily due to reductions in trading activity attributable to decreases in fixed product surrenders.

Policy benefits increased $1.2 million (or 183%) during 2000 as compared to 1999 due to significantly increased mortality for interest sensitive life insurance products.

Reinsurance premium ceded increased $0.2 million (or 10%) to $2.0 million during 2000. This increase is attributable to the combined effect of the increasing age of contract owners and increased insurance inforce.

Amortization of deferred policy acquisition costs decreased $0.9 million (or 18%) to $4.0 million during 2000. The retrospective adjustment of deferred policy acquisition costs that occurred during 2000 resulted in a $0.8 million decrease in amortization of deferred policy acquisition costs.


1999 compared to 1998

ML of New York recorded net earnings of $6.6 million and $4.8 million for 1999 and 1998, respectively.

Policy charge revenue increased $2.1 million (or 14%) during 1999 as compared to 1998. The increase in policy charge revenue is primarily attributable to the increase in average variable account balances. During 1999, average variable account balances increased $142.2 million (or 18%) as compared to 1998. During the same time period, asset based policy charges increased $1.8 million (or 20%) consistent with the growth in the average variable account balances.

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

Insurance expenses and taxes decreased $0.7 million (or 14%) during 1999 as compared to 1998. The decrease in insurance expenses and taxes is primarily due to reductions in salary and office rental expenses associated with ML of New York's closing of it's New York service center, as well as expense reduction procedures implemented by Merrill Lynch & Co. Both of these events occurred during the third quarter 1998.

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

          Segment                        2000                        1999                        1998
          -------                        ----                        ----                        ----
Life Insurance                           $2.8                        $2.6                        $0.5
Annuities                                 5.3                         2.4                         2.6
Other                                     2.0                         1.6                         1.7

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with ML of New York's consolidated financial condition and results of operations presented herein.

The increase in annuity net earnings during 2000 as compared to 1999 is primarily due to the reductions in net realized investment losses, noted above.

ML of New York is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2000.

Inflation

ML of New York's operations have not been materially impacted by inflation and changing prices during the preceding three years.

Item 7A. Quantitive and Qualitative Disclosures About Market Risk

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

The following table presents the estimated net impact on the fair value of non-trading investments and interest sensitive liabilities resulting from various hypothetical interest rate scenarios, based on assumptions contained in ML of New York's model:

                                  Change in Fair Value
                                      (In Millions)
                                 ------------------------
Change in Interest Rates           2000          1999
-----------------------------    ----------    ----------
+ 100 basis points               ($2.0)        ($3.5)
+ 50 basis points                ($0.9)        ($1.7)
- 50 basis points                 $0.9          $1.5
- 100 basis points                $1.7          $2.9

ML of New York's model is based on existing business inforce as of year-end 2000 without considering the impact of new life insurance and annuity sales on assets or liabilities. The model incorporates ML of New York's fixed maturity securities and preferred equity investments excluding variable rate securities with rate resetting in less than ninety days, securities with a maturity of less than ninety days, and securities that are in or near default. The changes in interest rate scenarios, noted above, assume parallel shifts in the yield curve occurring uniformly throughout the year.

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

The following table presents the estimated net impact on the fair value of non-trading investments resulting from various hypothetical fluctuations in credit spreads, based on assumptions contained in ML of New York's model:

                                     Change in Fair Value
                                        (In Millions)
                                    -----------------------
Change in Credit Spreads              2000          1999
-------------------------------     ---------     ---------
+ 50 basis points                     ($2.4)        ($3.2)
+ 10 basis points                     ($0.5)        ($0.9)
- 10 basis points                      $0.5          $0.3
- 50 basis points                      $2.4          $2.5

ML of New York's model is based on existing business inforce as of year-end 2000 without considering the impact of new life insurance and annuity sales on assets. The model incorporates ML of New York's fixed maturity securities and preferred equity investments excluding securities with a maturity of less than ninety days and securities that are in or near default. The changes in credit spreads, noted above, assume a uniform occurrence throughout the year.

Liability valuations for modified guaranteed annuities mitigate ML of New York's exposure to credit spread risk on these products. Contract owner surrender values reflect changes in spread between corporate bonds and U.S. Treasury securities since the market value adjusted account value is based on current crediting rates for new and renewal contracts. These crediting rates are adjusted weekly and reflect current market conditions.

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

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.

                  (a)      Financial Statements and Exhibits.

                           (1) The following financial statements of the Registrant are filed as part of this report:

                           a. Independent Auditors' Report dated February 27, 2001.

                           b.       Balance Sheets at December 31, 2000 and
                                    1999.

                           c. Statements of Earnings for the Years Ended December 31, 2000, 1999 and 1998.

                           d. Statements of Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998.

                           e. Statements of Stockholder's Equity for the Years Ended December 31, 2000, 1999 and 1998.

                           f. Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

                           g. Notes to Financial Statements for the Years Ended December 31, 2000, 1999 and 1998.

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

              23.1 Written Consent of Deloitte & Touche, LLP, independent auditors, is filed herewith.

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

              24.3 Power of attorney of David M. Dunford. (Incorporated by reference to Exhibit 24(e) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

              24.4 Power of attorney of Robert L. Israeloff. (Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

              24.5 Power of attorney of Cynthia L. Kahn. (Incorporated by reference to Exhibit 24(i) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

              24.6 Power of attorney of Robert A. King. (Incorporated by reference to Exhibit 24(j) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

              24.7 Power of attorney of Irving M. Pollack. (Incorporated by reference to Exhibit 24(k) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

              24.8 Power of attorney of Barry G. Skolnick. (Incorporated by reference to Exhibit 24(l) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

              24.9 Power of attorney of Gail R. Farkas. (Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 5 to the Registrant's registration statement on Form S-1, File No. 33-60288, filed March 26, 1996.)

              24.10 Power of attorney of Richard M. Drew. (Incorporated by reference to Exhibit 24.14 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed
                     March 30, 2000.)

              24.11  Power of attorney of Matthew J. Rider is filed herewith.

              24.12 Power of attorney of Christopher J. Grady is filed herewith.

       (b)    Reports on Form 8-K.

              No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 2000.

                          INDEX TO FINANCIAL STATEMENTS
Independent Auditors' Report...............................................................................

Balance Sheets at December 31, 2000 and 1999...............................................................

Statements of Earnings for the Years Ended December 31, 2000, 1999 and 1998 ...............................

Statements of Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998....................

Statements of Stockholder's Equity for the Years Ended December 31, 2000, 1999 and 1998....................

Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998..............................

Notes to Financial Statements for the Years Ended December 31, 2000, 1999 and 1998.........................

INDEPENDENT AUDITORS' REPORT



The Board of Directors of
ML Life Insurance Company of New York:

We have audited the accompanying balance sheets of ML Life Insurance Company of New York (the "Company"), a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc., as of December 31, 2000 and 1999, and the related statements of earnings, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.





/s/ DELOITTE & TOUCHE LLP

NEW YORK, NEW YORK
February 27, 2001





ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999
(Dollars in thousands, except common stock par value and shares)

ASSETS                                                                        2000                  1999
------                                                                     -----------          ------------
INVESTMENTS:
 Fixed maturity securities, at estimated fair value
   (amortized cost: 2000 - $142,648; 1999 - $166,016)                      $   140,657          $   160,437
 Equity securities, at estimated fair value
   (cost: 2000 - $18,313; 1999 - $19,782)                                       17,695               16,992
 Policy loans on insurance contracts                                            90,367               88,165
                                                                           -----------          ------------
   Total Investments                                                           248,719              265,594


CASH AND CASH EQUIVALENTS                                                       19,514               34,195
ACCRUED INVESTMENT INCOME                                                        4,621                4,990
DEFERRED POLICY ACQUISITION COSTS                                               30,195               29,703
FEDERAL INCOME TAXES - DEFERRED                                                    581                3,892
FEDERAL INCOME TAXES - CURRENT                                                      62                    -
REINSURANCE RECEIVABLES                                                          1,978                  153
OTHER ASSETS                                                                     4,099                3,292
SEPARATE ACCOUNTS ASSETS                                                     1,035,626            1,086,875
                                                                           -----------          ------------


TOTAL ASSETS                                                               $ 1,345,395          $ 1,428,694
                                                                           ===========          ============















See accompanying notes to financial statements.






LIABILITIES AND STOCKHOLDER'S EQUITY                                         2000               1999
------------------------------------                                      -----------       ------------
LIABILITIES:
 POLICYHOLDER LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                        $   239,140       $   248,016
   Claims and claims settlement expenses                                        4,938             3,762
                                                                          -----------       ------------
          Total policyholder liabilities and accruals                         244,078           251,778

 OTHER POLICYHOLDER FUNDS                                                         986             1,195
 FEDERAL INCOME TAXES - CURRENT                                                     -             1,420
 AFFILIATED PAYABLES - NET                                                        926             1,030
 OTHER LIABILITIES                                                              2,176             2,414
 SEPARATE ACCOUNTS LIABILITIES                                              1,035,626         1,086,875
                                                                          -----------       ------------
          Total Liabilities                                                 1,283,792         1,344,712
                                                                          -----------       ------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 220,000 shares
   authorized, issued and outstanding                                           2,200             2,200
 Additional paid-in capital                                                    52,310            66,259
 Retained earnings                                                             10,147            21,051
 Accumulated other comprehensive loss                                          (3,054)           (5,528)
                                                                          -----------       ------------
          Total Stockholder's Equity                                           61,603            83,982
                                                                          -----------       ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                $ 1,345,395       $ 1,428,694
                                                                          ===========       ============









ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Dollars in thousands)

                                                                         2000             1999            1998
                                                                      ----------       ----------     ----------
REVENUES:

 Policy charge revenue                                                $  20,216       $  17,046       $  14,917
 Net investment income                                                   18,687          19,400          21,549
 Net realized investment losses                                             (98)         (3,100)         (1,998)
                                                                      ----------      ----------      ----------
        Total Revenues                                                   38,805          33,346          34,468
                                                                      ----------      ----------      ----------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                    11,910          12,013          13,832
 Policy benefits (net of reinsurance recoveries: 2000 - $2,419
   1999 - $542; 1998 - $1,191)                                            1,787             632           1,630
 Reinsurance premium ceded                                                2,011           1,822           1,705
 Amortization of deferred policy acquisition costs                        3,969           4,845           5,759
 Insurance expenses and taxes                                             4,147           4,195           4,900
                                                                      ----------      ----------      ----------
        Total Benefits and Expenses                                      23,824          23,507          27,826
                                                                      ----------      ----------      ----------
        Earnings Before Federal Income Tax Provision                     14,981           9,839           6,642
                                                                      ----------      ----------      ----------
FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                  2,855           4,805           3,337
 Deferred                                                                 1,979          (1,555)         (1,465)
                                                                      ----------      ----------      ----------
        Total Federal Income Tax Provision                                4,834           3,250           1,872
                                                                      ----------      ----------      ----------
NET EARNINGS                                                          $  10,147       $   6,589       $   4,770
                                                                      ==========      ==========      ==========












See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Dollars in thousands)

                                                                         2000             1999            1998
                                                                      ----------      ----------      ----------
NET EARNINGS                                                          $  10,147       $   6,589       $   4,770
                                                                      ----------      ----------      ----------
OTHER COMPREHENSIVE INCOME (LOSS)

 Net unrealized gains (losses) on available-for-sale securities:
   Net unrealized holding gains (losses) arising during the period        5,667         (14,221)         (4,329)
   Reclassification adjustment for losses included in net earnings          110           3,708           1,994
                                                                      ----------      ----------      ----------
   Net unrealized gains (losses) on investment securities                 5,777         (10,513)         (2,335)

   Adjustments for:
              Policyholder liabilities                                   (1,971)          3,496           1,417
              Deferred federal income taxes                              (1,332)          2,456             321
                                                                      ----------      ----------      ----------
 Total other comprehensive income (loss), net of tax                      2,474          (4,561)           (597)
                                                                      ----------      ----------      ----------
COMPREHENSIVE INCOME                                                  $  12,621       $   2,028       $   4,173
                                                                      ==========      ==========      ==========























See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Dollars in thousands)

                                                                                              Accumulated
                                                            Additional                           other               Total
                                                Common       paid-in          Retained       comprehensive       stockholder's
                                                stock        capital          earnings           loss                equity
                                              ---------     ----------        ---------      -------------       -------------
BALANCE, JANUARY 1, 1998                      $  2,200      $  66,259         $  9,692       $       (370)       $     77,781

 Net earnings                                                                    4,770                                  4,770
 Other comprehensive loss, net of tax                                                                (597)               (597)
                                              ---------     ----------        ---------      -------------       -------------
BALANCE, DECEMBER 31, 1998                       2,200         66,259           14,462               (967)             81,954

 Net earnings                                                                    6,589                                  6,589
 Other comprehensive loss, net of tax                                                              (4,561)             (4,561)
                                              ---------     ----------        ---------      -------------       -------------
BALANCE, DECEMBER 31, 1999                       2,200         66,259           21,051             (5,528)             83,982

 Dividend to parent                                           (13,949)         (21,051)                               (35,000)
 Net earnings                                                                   10,147                                 10,147
 Other comprehensive income, net of tax                                                             2,474               2,474
                                              ---------     ----------        ---------      -------------       -------------
BALANCE, DECEMBER 31, 2000                    $  2,200      $  52,310         $ 10,147       $     (3,054)       $     61,603
                                              =========     ==========        =========      =============       =============





















See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Dollars in thousands)

                                                                              2000            1999            1998
                                                                           -----------     -----------     -----------
Cash Flows From Operating Activities:
Net earnings                                                               $   10,147      $    6,589      $    4,770
Noncash items included in earnings:
Amortization of deferred policy acquisition costs                               3,969           4,845           5,759
Capitalization of policy acquisition costs                                     (4,461)         (4,806)         (5,095)
Amortization (accretion) of investments                                           343             429            (262)
Interest credited to policyholders' account balances                           11,910          12,013          13,832
Provision (benefit) for deferred Federal income tax                             1,979          (1,555)         (1,465)
(Increase) decrease in operating assets:
Accrued investment income                                                         369             (22)            448
Federal income taxes - current                                                    (62)              -               -
Reinsurance receivables                                                        (1,825)            499            (223)
Other                                                                            (790)            952            (856)
Increase (decrease) in operating liabilities:
Claims and claims settlement expenses                                           1,176             776             979
Other policyholder funds                                                         (209)           (588)           (158)
Federal income taxes - current                                                 (1,420)             73            (908)
Affiliated payables                                                              (104)           (223)         (2,239)
Other                                                                            (238)            290             (31)
Other operating activities:
Net realized investment losses                                                     98           3,100           1,998
                                                                           -----------     -----------     -----------
Net cash and cash equivalents provided by operating activities                 20,882          22,372          16,549
                                                                           -----------     -----------     -----------
Cash Flow From Investing Activities:
Proceeds from (payments for):
Sales of available-for-sale securities                                          9,320         171,785         102,967
Maturities of available-for-sale securities                                    27,935          40,227          59,161
Purchases of available-for-sale securities                                    (12,859)       (189,067)       (119,611)
Policy loans on insurance contracts                                            (2,202)            (82)             80
                                                                           -----------     -----------     -----------
Net cash and cash equivalents provided by investing activities                 22,194          22,863          42,597
                                                                           -----------     -----------     -----------











See accompanying notes to financial statements.                 (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Continued) (Dollars in thousands)

                                                                              2000            1999            1998
                                                                           -----------     -----------     -----------
Cash Flows from Financing Activities:
Proceeds from (payments for):
Dividends paid to parent                                                   $  (35,000)     $        -      $        -
Policyholder deposits                                                          77,338          79,889          94,226
Policyholder withdrawals (including transfers to/from separate accounts)     (100,095)       (109,636)       (144,728)
                                                                           -----------     -----------     -----------
       Net cash and cash equivalents used by financing activities             (57,757)        (29,747)        (50,502)
                                                                           -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (14,681)         15,488           8,644

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                             34,195          18,707          10,063
                                                                           -----------     -----------     -----------
 End of year                                                               $   19,514       $  34,195       $  18,707
                                                                           ===========     ===========     ===========
Supplementary Disclosure of Cash Flow Information:
 Cash paid to affiliates for:
   Federal income taxes                                                    $    4,337       $   4,732       $   4,245
   Interest                                                                        91              85             148























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

  Basis of Reporting: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing industry practices, both of which require management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

  For the purpose of reporting cashflows, cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less.

  To facilitate comparisons with the current year, certain amounts in the prior years have been reclassified.

  Revenue Recognition: Revenues for variable annuity contracts consist of policy charges for mortality and expense risks, administration fees, withdrawal charges, and annual contract maintenance charges.

  Revenues for variable life insurance contracts consist of policy charges for mortality and expense risks, cost of insurance fees, withdrawal charges, and amortization of deferred sales charges.

  Revenues for interest-sensitive annuity contracts (market value adjusted annuities and immediate annuities) and interest-sensitive life insurance contracts (single premium whole life insurance - not currently marketed) consist of investment income and withdrawal charges.

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

  For fixed maturity securities, premiums are amortized to the earlier of the call or maturity date, discounts are accreted to the maturity date, and interest income is accrued daily. For equity securities, dividends are recognized on the dividend declaration date. Realized gains and losses on the sale or maturity of the investments are determined on the basis of specific identification. Investment transactions are recorded on the trade date.

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

  During 1990, the Company entered into an assumption reinsurance agreement with an unaffiliated insurer. The acquisition costs relating to this agreement are being amortized over a twenty-five year period using an effective interest rate of 7.5%. This reinsurance agreement provides for payment of contingent ceding commissions, for a ten year period, based upon the persistency and mortality experience of the insurance contracts assumed. Any payments made for the contingent ceding commissions will be capitalized and amortized using an identical methodology as that used for the initial acquisition costs. The following is a reconciliation of the acquisition costs related to the reinsurance agreement for the years ended December 31:

                                 2000          1999          1998
                               ---------     ---------     ---------
   Beginning balance           $ 12,396      $ 12,784      $ 16,550
   Capitalized amounts            1,237         1,336           691
   Interest accrued                 930           959         1,241
   Amortization                  (1,798)       (2,683)       (5,698)
                               ---------     ---------     ---------
   Ending balance              $ 12,765      $ 12,396      $ 12,784
                               =========     =========     =========

  The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. The amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

                  2001        $    745
                  2002        $    691
                  2003        $    675
                  2004        $    715
                  2005        $    756

  Separate Accounts: Separate Accounts are established in conformity with New York State Insurance Law, the Company's domiciliary state, and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to general claims of the Company only to the extent the value of such assets exceeds Separate Accounts liabilities.

  Net investment income and net realized and unrealized gains
  (losses) attributable to Separate Accounts assets accrue directly to the contract owner and are not reported as revenue in the Company's Statement of Earnings.

  Assets and liabilities of Separate Accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contract owners, are shown as separate captions in the balance sheets.


  Policyholders' Account Balances: Liabilities for the Company's universal life type contracts, including its life insurance and annuity products, are equal to the full accumulation value of such contracts as of the valuation date plus deficiency reserves for certain products. Interest-crediting rates for the Company's fixed-rate products are as follows:

  Interest-sensitive life products        4.00%
  Interest-sensitive deferred annuities   4.00% - 8.07%
  Immediate annuities                     3.00% - 11.00%

  These rates may be changed at the option of the Company, subject to minimum guarantees, after initial guaranteed rates expire.

  Claims and Claims Settlement Expenses: Liabilities for claims and claims settlement expenses equal the death benefit (plus accrued interest) for claims that have been reported to the Company but have not settled and an estimate, based upon prior experience, for unreported claims.

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

  Accounting Pronouncements: On January 1, 2001, the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No.133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting treatment for changes in fair value of derivatives is dependent upon whether the derivative qualifies for hedge accounting. As defined in SFAS No. 133, the Company does not have any derivatives that qualify for hedge accounting and, as such, changes in fair value of derivatives will be recorded in earnings. The adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

 NOTE 2:     ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

  Financial instruments are carried at fair value or amounts that approximate fair value. The carrying value of financial instruments as of December 31 were:

                                                        2000           1999
  Assets:                                           ------------   ------------
   Fixed maturity securities (1)                    $    140,657   $    160,437
   Equity securities (1)                                  17,695         16,992
   Policy loans on insurance contracts (2)                90,367         88,165
   Cash and cash equivalents (3)                          19,514         34,195
   Separate Accounts assets (4)                        1,035,626      1,086,875
                                                    ------------   ------------
  Total financial instruments                       $  1,303,859   $  1,386,664
                                                    ============   ============

 (1) For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company utilizes pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 2000 and 1999, securities without a readily ascertainable market value, having an amortized cost of $18,818 and $19,734, had an estimated fair value of $18,453 and $18,876, respectively.

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

 NOTE 3:   INVESTMENTS

  The amortized cost and estimated fair value of investments in fixed maturity and equity securities as of December 31 were:

                                                                        2000
                                          --------------------------------------------------------------
                                             Cost /           Gross            Gross          Estimated
                                            Amortized       Unrealized       Unrealized         Fair
                                              Cost            Gains            Losses           Value
                                          ------------     ------------     ------------     -----------
  Fixed maturity securities:
   Corporate debt securities              $   109,101      $       594      $     2,314      $  107,381
   Mortgage-backed securities                   3,904              190               59           4,035
   U.S. government and agencies                27,645              239              263          27,621
   Foreign governments                          1,998                -              378           1,620
                                          ------------     ------------     ------------     -----------
    Total fixed maturity securities       $   142,648      $     1,023      $     3,014      $  140,657
                                          ============     ============     ============     ===========
  Equity securities:
   Non-redeemable preferred stocks        $    18,141      $         -      $       588      $   17,553
   Common stocks                                  172                -               30             142
                                          ------------     ------------     ------------     -----------
      Total equity securities             $    18,313      $         -      $       618      $   17,695
                                          ============     ============     ============     ===========

                                                                        1999
                                          --------------------------------------------------------------
                                             Cost /          Gross             Gross          Estimated
                                           Amortized       Unrealized        Unrealized         Fair
                                             Cost            Gains             Losses           Value
                                          ------------    -------------     ------------     -----------
  Fixed maturity securities:
   Corporate debt securities              $   128,239     $        600      $     4,558      $  124,281
   Mortgage-backed securities                   8,488              210               68           8,630
   U.S. government and agencies                27,291              160            1,681          25,770
   Foreign governments                          1,998                -              242           1,756
                                          ------------    -------------     ------------     -----------
    Total fixed maturity securities       $   166,016     $        970      $     6,549      $  160,437
                                          ============    =============     ============     ===========
  Equity securities:
   Non-redeemable preferred stocks        $    19,610     $         25      $     2,788      $   16,847
   Common stocks                                  172                -               27             145
                                          ------------    -------------     ------------     -----------
      Total equity securities             $    19,782     $         25      $     2,815      $   16,992
                                          ============    =============     ============     ===========

  The amortized cost and estimated fair value of fixed maturity securities at December 31, 2000 by contractual maturity were:

                                                                 Estimated
                                              Amortized            Fair
                                                Cost               Value
                                             ------------      ------------
   Fixed maturity securities:
   Due in one year or less                   $    25,012       $    24,768
   Due after one year through five years          68,887            68,242
   Due after five years through ten years         24,066            23,097
   Due after ten years                            20,779            20,515
                                             ------------      ------------
                                                 138,744           136,622
   Mortgage-backed securities                      3,904             4,035
                                             ------------      ------------
     Total fixed maturity securities         $   142,648       $   140,657
                                             ============      ============

  Fixed maturity securities not due at a single maturity date have been included in the preceding table in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

  The amortized cost and estimated fair value of fixed maturity securities at December 31, 2000 by rating agency equivalent were:

                                                                     Estimated
                                                  Amortized            Fair
                                                    Cost               Value
                                                 ----------         ----------
   AAA                                           $  48,121          $  48,141
   AA                                                6,496              6,460
   A                                                48,005             47,338
   BBB                                              35,182             34,300
   Non-investment grade                              4,844              4,418
                                                 ----------         ----------
     Total fixed maturity securities             $ 142,648          $ 140,657
                                                 ==========         ==========

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

                                                  2000         1999
   Assets:                                     ----------    ---------
    Fixed maturity securities                  $ (1,991)     $ (5,579)
    Equity securities                              (618)       (2,790)
    Other assets                                      -           (17)
    Federal income taxes - deferred               1,645         2,977
                                              ----------    ----------
                                                   (964)       (5,409)
                                              ----------    ----------
   Liabilities:
    Policyholders' account balances               2,090           119
                                              ----------    ----------
   Stockholder's equity:
    Accumulated other comprehensive loss       $ (3,054)    $  (5,528)
                                              ==========    ==========

  Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended
  December 31 were:

                                        2000          1999          1998
                                     ---------     ---------     ---------
  Proceeds                           $  9,320      $ 171,785     $ 102,967
  Gross realized investment gains          43          1,357         2,096
  Gross realized investment losses        141          4,457         4,094


  The company owned investment securities of $1,023 and $989 that were deposited with insurance regulatory authorities at December 31, 2000 and 1999, respectively.

  Excluding investments in U.S. Government and Agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

  Net investment income arose from the following sources for the years ended December 31:

                                             2000         1999         1998
                                          ----------   ----------   ----------
  Fixed maturity securities               $  10,643    $  12,921    $  16,244
  Equity securities                           1,429        1,637          695
  Policy loans on insurance contracts         4,441        4,362        4,316
  Cash and cash equivalents                   2,635          932          800
  Other                                           1           29           29
                                          ----------   ----------   ----------
  Gross investment income                    19,149       19,881       22,084
  Less investment expenses                     (462)        (481)        (535)
                                          ----------   ----------   ----------
  Net investment income                   $  18,687    $  19,400    $  21,549
                                          ==========   ==========   ==========



 Net realized investment gains (losses), including changes in valuation allowances, for the years ended December 31:

                                             2000         1999         1998
                                          ---------    ----------   ----------
  Fixed maturity securities               $   (115)    $  (1,938)   $  (1,944)
  Equity securities                             17        (1,162)         (54)
                                          ---------    ----------   ----------
  Net realized investment gains (losses)  $    (98)    $  (3,100)   $  (1,998)
                                          =========    ==========   ==========

 NOTE 4:   FEDERAL INCOME TAXES

  The following is a reconciliation of the provision for income taxes based on earnings before federal income taxes, computed using the Federal statutory tax rate, with the provision for income taxes for the years ended December 31:

                                                                2000          1999         1998
                                                              --------      --------     --------
  Provision for income taxes computed at
   Federal Statutory rate                                     $ 5,243       $ 3,444      $ 2,325
  Decrease in income taxes resulting from:
     Dividend received deduction                                 (155)         (129)        (300)
     Foreign tax credit                                          (254)          (65)        (153)
                                                              --------      --------     --------
       Federal income tax provision                           $ 4,834       $ 3,250      $ 1,872
                                                              ========      ========     ========

  The Federal statutory rate for each of the three years in the period ended December 31, 2000 was 35%.

  The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

                                                        2000          1999          1998
                                                     ---------     ---------    ----------
   Deferred policy acquisition costs                 $    622      $    332     $    (158)
   Policyholders' account balances                      1,006          (793)         (659)
   Investment adjustments                                 351        (1,113)         (629)
   Other                                                    -            19           (19)
                                                    ---------     ---------     ---------
   Deferred Federal income tax provision (benefit)   $  1,979      $ (1,555)     $ (1,465)
                                                    =========     =========     =========

  Deferred tax assets and liabilities as of December 31 are
  determined as follows:
                                               2000           1999
   Deferred tax assets:                      ---------      ---------
    Policyholders' account balances          $  4,810       $  5,816
    Investment adjustments                      1,387          1,738
    Net unrealized investment loss              1,645          2,977
                                             ---------      ---------
      Total deferred tax assets                 7,842         10,531
                                             ---------      ---------

   Deferred tax liabilities:
    Deferred policy acquisition costs           7,261          6,639
                                             ---------      ---------
      Net deferred tax asset                 $    581       $  3,892
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

  Indemnity reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit, trust agreements and funds withheld totaling $103 that can be drawn upon for delinquent reinsurance recoverables.

  As of December 31, 2000, the Company had the following life insurance in-force:

                                                                                      Percentage
                                         Ceded to        Assumed                      of amount
                            Gross          other        from other         Net        assumed to
                            amount       companies      companies        amount           Net
Life insurance            ---------      ---------      ---------      ----------     ----------
        in force          $ 940,286      $ 166,354      $ 871,306      $1,645,238            53%

 NOTE 6:   RELATED PARTY TRANSACTIONS

  The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG, in relation to this service agreement, are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $4,556, $4,199 and $4,767 for 2000, 1999 and 1998 respectively. Charges attributable to this agreement are included in insurance expenses and taxes, except for investment related expenses, which are included in net investment income. The Company is allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest incurred was $69, $54 and $69 for 2000, 1999 and 1998, respectively.
  Intercompany interest is included in net investment income.

  The Company and Merrill Lynch Investment Managers, L.P. ("MLIM") are parties to a service agreement whereby MLIM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLIM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $156, $149 and $157 for 2000, 1999 and 1998, respectively.

  The Company has a general agency agreement with Merrill Lynch Life Agency Inc. ("MLLA") whereby registered representatives of MLPF&S, who are the Company's licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $2,874, $3,069 and $3,798 for 2000, 1999 and 1998, respectively. Substantially all of these commissions were capitalized as deferred policy acquisitions costs and are being amortized in accordance with the policy discussed in Note 1.

  In connection with the acquisition of a block of variable life insurance business from Monarch Life Insurance Company ("Monarch Life"), the Company borrowed funds from Merrill Lynch & Co. to partially finance the transaction. As of December 31, 2000 and 1999, the outstanding loan balance was $203 and $290, respectively. Repayments made on this loan during 2000, 1999 and 1998 were $87, $144 and $722, respectively. Loan interest was calculated at LIBOR plus 150 basis points. Intercompany interest paid during 2000, 1999 and 1998 was $22, $31 and $79, respectively.

  Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party's representations and contractual obligations thereunder.

 NOTE 7:  STOCKHOLDER'S EQUITY AND STATUTORY REGULATIONS

  During 2000, the Company paid a cash dividend of $35,000. Notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. During 1999 and 1998, no dividend request was filed.

  Statutory capital and surplus at December 31, 2000 and 1999, were $33,767 and $61,717, respectively. At December 31, 2000, approximately $3,157 of stockholder's equity was available for distribution to MLIG.

  Applicable insurance department regulations require that the Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices differ from principles utilized in these financial statements as follows: policy acquisition costs are expensed as incurred, future policy benefit reserves are established using different actuarial assumptions, there is no provision for deferred income taxes, and securities are valued on a different basis. The Company's statutory net income for 2000, 1999 and 1998 was $5,125, $9,030 and $5,405, respectively.

  The National Association of Insurance Commissioners ("NAIC") utilizes the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company's risk profile. As of December 31, 2000, and 1999, based on the RBC formula, the Company's total adjusted capital level was in excess of the minimum amount of capital required to avoid regulatory action.

  On January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles ("Codification"). The purpose of Codification is to standardize regulatory accounting and reporting for the insurance industry. However, statutory accounting principles will continue to be established by
  individual state laws and permitted practices.   The New York
  State Insurance Department has not adopted all principles of Codification. The adoption of Codification is not expected to have a material impact on the Company's statutory surplus.

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

 NOTE 9:  SEGMENT INFORMATION

  In reporting to management, the Company's operating results are categorized into two business segments: Life Insurance and Annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The Company's Annuity segment consists of variable annuities and interest-sensitive annuities.

  The Company's organization is structured in accordance with its two business segments. Each segment has its own administrative service center that provides product support to the Company and customer service support to the Company's contract owners. Additionally, the marketing and sales management functions, within MLIG, are organized according to these two business segments.

  The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management.

  The "Other" category, presented in the following segment financial information, represents assets and the earnings on those assets that do not support contract owner liabilities.

  The following table summarizes each business segment's contribution to the consolidated amounts:

                                                Life
   2000                                       Insurance       Annuities         Other           Total
  ------                                      ----------      ----------      ----------       ---------
  Net interest spread (a)                     $   1,184       $   2,462        $  3,131      $    6,777
  Other revenues                                  9,558          10,599             (39)         20,118
                                              ----------      ----------       ---------     -----------
  Net revenues                                   10,742          13,061           3,092          26,895
                                              ----------      ----------       ---------     -----------
  Policy benefits                                 1,727              60               -           1,787
  Reinsurance premium ceded                       2,011               -               -           2,011
  Amortization of deferred policy
     acquisition costs                            1,181           2,788               -           3,969
  Other non-interest expenses                     1,698           2,449               -           4,147
                                              ----------      ----------       ---------     -----------
  Total non-interest expenses                     6,617           5,297               -          11,914
                                              ----------      ----------       ---------     -----------
  Net earnings before Federal income
      Tax provision                               4,125           7,764           3,092          14,981
  Income tax expense                              1,288           2,464           1,082           4,834
                                              ----------      ----------       ---------     -----------
  Net earnings                                $   2,837       $   5,300        $  2,010      $   10,147
                                              ==========      ==========       =========     ===========
  Balance Sheet Information:

  Total assets                               $  493,569       $ 832,825        $ 19,001      $1,345,395
  Deferred policy acquisition costs              15,528          14,667               -          30,195
  Policyholder liabilities and accruals         107,236         136,842               -         244,078
  Other policyholder funds                          598             388               -             986





                                                Life
   1999                                       Insurance       Annuities         Other           Total
  ------                                      ----------      ----------      ----------      ----------
  Net interest spread (a)                     $   1,640       $   3,108        $  2,639        $  7,387
  Other revenues                                  8,453           5,612            (119)         13,946
                                              ----------      ----------      ----------      ----------
  Net revenues                                   10,093           8,720           2,520          21,333
                                              ----------      ----------      ----------      ----------
  Policy benefits                                   618              14               -             632
  Reinsurance premium ceded                       1,822               -               -           1,822
  Amortization of deferred policy
     acquisition costs                            2,100           2,745               -           4,845
  Other non-interest expenses                     1,662           2,533               -           4,195
                                              ----------      ----------      ----------      ----------
  Total non-interest expenses                     6,202           5,292               -          11,494
                                              ----------      ----------      ----------      ----------
  Net earnings before Federal income
      Tax provision                               3,891           3,428           2,520           9,839
  Income tax expense                              1,332           1,036             882           3,250
                                              ----------      ----------      ----------      ----------
  Net earnings                                $   2,559       $   2,392        $  1,638       $   6,589
                                              ==========      ==========      ==========      ==========
  Balance Sheet Information:

  Total assets                               $  519,774       $ 862,187        $ 46,733      $1,428,694
  Deferred policy acquisition costs              15,082          14,621               -          29,703
  Policyholder liabilities and accruals         103,146         148,632               -         251,778
  Other policyholder funds                          633             562               -           1,195























                                                 Life
   1998                                       Insurance       Annuities         Other           Total
  ------                                      -----------     ----------      ----------     -----------
  Net interest spread (a)                     $     789       $   3,876       $   3,052       $    7,717
  Other revenues                                  8,472           4,810            (363)          12,919
                                              -----------     ----------      ----------      -----------
  Net revenues                                    9,261           8,686           2,689           20,636
                                              -----------     ----------      ----------      -----------
  Policy benefits                                 1,570              60               -            1,630
  Reinsurance premium ceded                       1,705               -               -            1,705
  Amortization of deferred policy
     acquisition costs                            3,571           2,188               -            5,759
  Other non-interest expenses                     1,973           2,927               -            4,900
                                              -----------     ----------      ----------      -----------
  Total non-interest expenses                     8,819           5,175               -           13,994
                                              -----------     ----------      ----------      -----------
  Net earnings before Federal income
      Tax provision (benefit)                       442           3,511           2,689            6,642
  Income tax expense (benefit)                       (7)            938             941            1,872
                                              -----------     ----------      ----------      -----------
  Net earnings                                $     449       $   2,573       $   1,748       $    4,770
                                              ===========     ==========      ==========      ===========
  Balance Sheet Information:

  Total assets                                $ 484,322       $ 720,478        $ 43,182       $1,247,982
  Deferred policy acquisition costs              15,325          14,417               -           29,742
  Policyholder liabilities and accruals         103,926         168,306               -          272,232
  Other policyholder funds                        1,319             464               -            1,783

  (a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

  The table below summarizes the Company's net revenues by product for 2000, 1999 and 1998:

                                    2000         1999          1998
                                 ----------    ---------     ---------
 Life Insurance
  Variable life                  $  10,393     $  9,656      $  9,045
  Interest-sensitive whole life        349          437           216
                                 ----------    ---------     ---------
     Total Life Insurance           10,742       10,093         9,261
                                 ==========    =========     =========
 Annuities
  Variable annuities                10,221        8,291         6,240
  Interest-sensitive annuities       2,840          429         2,446
                                 ----------    ---------     ---------
     Total Annuities                13,061        8,720         8,686
                                 ----------    ---------     ---------
  Other                              3,092        2,520         2,689
                                 ----------    ---------     ---------
  Total                          $  26,895     $ 21,333      $ 20,636
                                 ==========    =========     =========

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

                                           ML Life Insurance Company of New York
                                           -------------------------------------
                                           (Registrant)

Date: March 29, 2001                       By:       /s/ Matthew J. Rider
                                                    --------------------------
                                                    Matthew J. Rider
                                                    Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                    Title                                     Date
---------                                    -----                                     ----


/s/ Barry G. Skolnick                        Director, President and                   March 29, 2001
-------------------------                    General Counsel*                          --------------
Barry G. Skolnick


/s/ Matthew J. Rider                         Director, Senior Vice President,          March 29, 2001
-------------------------                    Chief Financial Officer, and              --------------
Matthew J. Rider                             Treasurer


          *
                                             Director, Senior Vice President and       March 29, 2001
-------------------------                    Chief Investment Officer                  --------------
David M. Dunford


          *
                                             Director and Senior Vice President        March 29, 2001
-------------------------                                                              --------------
Gail R. Farkas

          *
                                             Director, Vice President and Senior       March 29, 2001
-------------------------                    Counsel                                   --------------
Michael P. Cogswell


          *
                                             Director                                  March 29, 2001
-------------------------                                                              --------------
Frederick J. C. Butler

          *
                                             Director                                  March 29, 2001
-------------------------                                                              --------------
Richard M. Drew


          *

------------------------                    Director and Vice President                March 29, 2001
Christopher J. Grady                                                                   --------------


          *
                                             Director                                  March 29, 2001
-------------------------                                                              --------------
Robert L. Israeloff


          *
                                             Director                                  March 29, 2001
-------------------------                                                              --------------
Cynthia Kahn Sherman

          *
                                             Director                                  March 29, 2001
-------------------------                                                              --------------
Robert A. King


          *
                                             Director                                  March 29, 2001
-------------------------                                                              --------------
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

 23.1                      Written Consent of Deloitte & Touche              Exhibit 23.1
                           LLP, independent auditors

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

 24.3                      Power of attorney of David M. Dunford             Incorporated by reference to Exhibit 24(e)
                                                                             to Post-Effective Amendment No. 1 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-60288, filed March
                                                                             31, 1994.

 24.4                      Power of attorney of Robert L. Israeloff          Incorporated by reference to Exhibit 24(g)
                                                                             to Post-Effective Amendment No. 1 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-60288, filed March
                                                                             31, 1994.

 24.5                      Power of attorney of Cynthia L. Kahn              Incorporated by reference to Exhibit 24(i)
                                                                             to Post-Effective Amendment No. 1 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-60288, filed March
                                                                             31, 1994.

 24.6                      Power of attorney of Robert A. King               Incorporated by reference to Exhibit 24(j)
                                                                             to Post-Effective Amendment No. 1 the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-60288, filed March
                                                                             31, 1994.

 24.7                      Power of attorney of Irving M. Pollack            Incorporated by reference to Exhibit 24(k)
                                                                             to Post-Effective Amendment No. 1 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-60288, filed March
                                                                             31, 1994.

 24.8                      Power of attorney of Barry G. Skolnick            Incorporated by reference to Exhibit 24(l)
                                                                             to Post-Effective Amendment No. 1 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-60288, filed March
                                                                             31, 1994.

 24.9                      Power of attorney of Gail R. Farkas               Incorporated by reference to Exhibit 24(g)
                                                                             to Post-Effective Amendment No. 5 to the
                                                                             Registrant's registration statement on
                                                                             Form S-1, File No. 33-60288, filed March
                                                                             26, 1996.

 24.10                     Power of attorney of Richard M. Drew              Incorporated by reference to Exhibit 24.14
                                                                             to Annual Report on Form 10-K, File Nos.
                                                                             33-34562, 33-60288, and 333-48983,
                                                                             filed March 30, 2000.

 24.11                     Power of attorney of Matthew J. Rider             Exhibit 24.11


 24.12                     Power of attorney of Christopher J. Grady         Exhibit 24.12