Form 10-Q
period 2001-03-31
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 2001-05-16
CIK 862923

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
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

BALANCE SHEETS
(Dollars in thousands) (Unaudited)

                                                                        March 31,         December 31,
ASSETS                                                                    2001                2000
------                                                                 ------------        ------------
INVESTMENTS:
     Fixed maturity securities, at estimated fair value
          (amortized cost:  2001 - $137,198; 2000 - $142,648)          $  137,451         $  140,657
     Equity securities, at estimated fair value
          (cost:  2001 - $15,946; 2000 - $18,313)                          15,651             17,695
     Policy loans on insurance contracts                                   88,821             90,367
                                                                       ------------       -----------
         Total Investments                                                241,923            248,719


CASH AND CASH EQUIVALENTS                                                  27,580             19,514
ACCRUED INVESTMENT INCOME                                                   5,058              4,621
DEFERRED POLICY ACQUISITION COSTS                                          30,004             30,195
FEDERAL INCOME TAXES - DEFERRED                                                 -                581
FEDERAL INCOME TAXES - CURRENT                                                  -                 62
REINSURANCE RECEIVABLES                                                       149              1,978
OTHER ASSETS                                                                4,449              4,099
SEPARATE ACCOUNTS ASSETS                                                  940,494          1,035,626
                                                                       ------------      ------------

TOTAL ASSETS                                                           $ 1,249,657       $ 1,345,395
                                                                       ============      ============















See accompanying notes to financial statements.(Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares) (Unaudited)

                                                                         March 31,         December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                       2001                2000
------------------------------------                                   ------------        ------------
LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
          Policyholders' account balances                              $   236,429         $   239,140
          Claims and claims settlement expenses                              2,652               4,938
                                                                       ------------        ------------

               Total policyholder liabilities and accruals                 239,081             244,078


      OTHER POLICYHOLDER FUNDS                                               1,485                 986
      FEDERAL INCOME TAXES - DEFERRED                                          548                   -
      FEDERAL INCOME TAXES - CURRENT                                           227                   -
      AFFILIATED PAYABLES - NET                                              1,845                 926
      OTHER LIABILITIES                                                      1,418               2,176
      SEPARATE ACCOUNTS LIABILITIES                                        940,494           1,035,626
                                                                       ------------        ------------
               Total Liabilities                                         1,185,098           1,283,792
                                                                       ------------        ------------

STOCKHOLDER'S EQUITY:
     Common stock, $10 par value - 220,000 shares
        authorized, issued and outstanding                                   2,200              2,200
     Additional paid-in capital                                             52,310             52,310
     Retained earnings                                                      11,954             10,147
     Accumulated other comprehensive loss                                   (1,905)            (3,054)
                                                                       ------------        ------------

               Total Stockholder's Equity                                   64,559             61,603
                                                                       ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $  1,249,657        $ 1,345,395
                                                                       =============       ============










See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                       ----------------------------
                                                                          2001              2000
                                                                       ----------        ----------
REVENUES:
     Policy charge revenue                                             $   4,791          $  4,957
     Net investment income                                                 3,974             4,648
     Net realized investment losses                                          (24)              (18)
                                                                       ----------        ----------

               Total Revenues                                              8,741             9,587
                                                                       ----------        ----------

BENEFITS AND EXPENSES:
     Interest credited to policyholders' account balances                  2,822             3,001
     Policy benefits (net of reinsurance recoveries:  2001 - $237;
       2000 - $103)                                                          971               151
     Reinsurance premium ceded                                               501               471
     Amortization of deferred policy acquisition costs                       961             1,311
     Insurance expenses and taxes                                            880             1,146
                                                                       ----------        ----------

               Total Benefits and Expenses                                 6,135             6,080
                                                                       ----------        ----------

               Earnings Before Federal Income Tax Provision                2,606             3,507

FEDERAL INCOME TAX PROVISION:
     Current                                                                 289             1,084
     Deferred                                                                510               143
                                                                       ----------        ----------
               Total Federal Income Tax Provision                            799             1,227
                                                                       ----------        ----------

NET EARNINGS                                                           $   1,807         $   2,280
                                                                       ==========        ==========














See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                       ----------------------------
                                                                          2001              2000
                                                                       ----------        ----------
NET EARNINGS                                                           $   1,807         $   2,280
                                                                       ----------        ----------
OTHER COMPREHENSIVE INCOME:

     Net unrealized gains (losses) on available-for-sale securities:
          Net unrealized holding gains (losses) arising during the
            period                                                         2,543              (109)
          Reclassification adjustment for losses included in net
            earnings                                                          24                18
                                                                       ----------        ----------

          Net unrealized gains (losses) on investment securities           2,567               (91)

          Adjustments for:
              Policyholder liabilities                                      (799)              438
              Deferred federal income taxes                                 (619)             (122)
                                                                       ----------        ----------

     Total other comprehensive income, net of taxes                        1,149               225
                                                                       ----------        ----------

COMPREHENSIVE INCOME                                                   $   2,956         $   2,505
                                                                       ==========        ==========


























See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)

                                                                                                Accumulated
                                                                 Additional                       other             Total
                                                     Common       paid-in        Retained      comprehensive     stockholder's
                                                      stock       capital        earnings         loss             equity
                                                   ---------    -----------     ----------     --------------    -------------
BALANCE JANUARY 1, 2000                            $  2,200     $   66,259      $  21,051      $      (5,528)    $     83,982

Dividend to parent                                                 (13,949)       (21,051)                            (35,000)

Net earnings                                                                       10,147                              10,147

Other comprehensive income, net of tax                                                                 2,474            2,474
                                                   ---------    -----------     ----------     --------------    -------------

BALANCE, DECEMBER 31, 2000                            2,200         52,310         10,147             (3,054)          61,603

Net earnings                                                                        1,807                               1,807

Other comprehensive income, net of tax                                                                 1,149            1,149
                                                   ---------    -----------     ----------     --------------    -------------

BALANCE, MARCH 31, 2001                            $  2,200     $   52,310      $  11,954      $      (1,905)    $     64,559
                                                   =========    ===========     ==========     ==============    =============





























See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)

                                                                Three Months Ended
                                                                    March 31,
                                                           ----------------------------
                                                              2001              2000
                                                           -----------      -----------
Cash Flows From Operating Activities:
  Net earnings                                             $    1,807       $    2,280
  Noncash items included in earnings:
     Amortization of deferred policy acquisition costs            961            1,311
     Capitalization of policy acquisition costs                  (770)            (982)
     Amortization of investments                                   53              135
     Interest credited to policyholders' account balances       2,822            3,001
     Provision for deferred Federal income tax                    510              143
  (Increase) decrease in operating assets:
     Accrued investment income                                   (437)            (698)
     Federal income taxes - current                                62                -
     Reinsurance receivables                                    1,829               50
     Other                                                       (350)             (58)
  Increase (decrease) in operating liabilities:
     Claims and claims settlement expenses                     (2,286)          (1,063)
     Other policyholder funds                                     499            1,587
     Federal income taxes - current                               227             (336)
     Affiliated payables                                          919             (480)
     Other                                                       (760)            (286)
  Other operating activities:
     Net realized investment losses                                24               18
                                                           -----------      -----------
       Net cash and cash equivalents provided by
         operating activities                                   5,110            4,622
                                                           -----------      -----------
Cash Flows From Investing Activities:
  Proceeds from (payments for):
     Sales of available-for-sale securities                     2,306                -
     Maturities of available-for-sale securities               11,046           14,570
     Purchases of available-for-sale securities                (5,610)          (8,859)
     Policy loans on insurance contracts                        1,546              551
                                                           -----------      -----------
       Net cash and cash equivalents
         provided by investing activities                  $    9,288       $    6,262
                                                           -----------      -----------












See accompanying notes to financial statements.(Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in thousands) (Unaudited)

                                                                Three Months Ended
                                                                    March 31,
                                                           ----------------------------
                                                              2001              2000
                                                           -----------      -----------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Policyholder deposits (excludes internal
      policy replacement deposits)                         $   18,059       $   15,544
     Policyholder withdrawals (including transfers
      to / from separate accounts)                            (24,391)         (22,360)
                                                           -----------      -----------
       Net cash and cash equivalents used by
        financing activities                                   (6,332)          (6,816)

NET INCREASE IN CASH AND CASH EQUIVALENTS                       8,066            4,068

CASH AND CASH EQUIVALENTS:
     Beginning of year                                         19,514           34,195
                                                           -----------      -----------

     End of period                                         $   27,580       $   38,263
                                                           ===========      ===========

Supplementary Disclosure of Cash Flow Information:
     Cash paid for:
          Federal income taxes                             $        -       $    1,420
          Intercompany interest                                    34               21




























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

The interim financial statements for the three month periods are unaudited. In the opinion of management, these unaudited financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K ("2000 10K") for the year ended December 31, 2000. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain reclassifications have also been made to prior period financial statements, where appropriate, to conform to the current period presentation.

NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company's statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the New York Insurance Department. The State of New York has adopted the National Association of Insurance Commissioner's statutory accounting practices, ("NAIC SAP") as a component of prescribed or permitted practices by the State of New York. The State of New York has adopted certain prescribed accounting practices which differ from those found in NAIC SAP. Specifically, deferred tax assets and deferred tax liabilities are not recognized by the State of New York. Other differences in accounting practices between NAIC SAP and the State of New York were not applicable to the Company.

At March 31, 2001, statutory capital and surplus on a New York basis and an NAIC SAP basis were $33,351 and $34,266, respectively. The difference between statutory capital and surplus on a New York basis versus an NAIC SAP basis is the recognition of a $915 deferred tax asset in accordance with NAIC SAP. At December 31, 2000, statutory capital and surplus was $33,767. There was no difference in net income on a New York basis versus an NAIC SAP basis at March 31, 2001. For the three month periods ended March 31, 2001 and 2000, statutory net income (loss) was ($574) and $2,795, respectively.

NOTE 3.  INVESTMENTS:

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

The Company has recorded certain adjustments to policyholders' account balances in conjunction with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts those liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive loss, net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive loss were as follows:

                                        March 31,    December 31,
                                          2001           2000
                                       ----------    ------------
Assets:
  Fixed maturity securities              $   253      $   (1,991)
  Equity securities                         (295)           (618)
  Federal income taxes - deferred              -           1,645
                                       ----------    ------------
                                             (42)           (964)
                                       ----------    ------------
Liabilities:
  Federal income taxes - deferred         (1,026)              -
  Policyholders' account balances          2,889           2,090
                                       ----------    ------------
                                           1,863           2,090
                                       ----------    ------------
Stockholder's equity:
  Accumulated other comprehensive loss $  (1,905)    $    (3,054)
                                       ===========   ============

NOTE 4.  ACCOUNTING PRONOUNCEMENTS:

On January 1, 2001, the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No.133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting treatment for changes in fair value for derivatives is dependent upon whether the derivative qualifies for hedge accounting. As defined in SFAS No. 133, the Company does not have any derivatives that qualify for hedge accounting and, as such, changes in fair value of derivatives are recorded in earnings. At March 31, 2001, the change in fair value of derivatives did not have a material impact on earnings.

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

The "Other" category, presented in the following segment financial information, represents net revenues and earnings on assets that do not support contract owner liabilities.

The following table summarizes each business segment's contribution to the consolidated net revenues and net earnings for the three month period ended March 31:

                             Three Months Ended
                                  March 31,
                           ----------------------
                             2001          2000
Net Revenues (a):          --------      --------
Life Insurance             $ 2,692       $ 2,670
Annuities                    2,909         3,164
Other                          318           752
                           --------      --------
Total Net Revenues         $ 5,919       $ 6,586
                           ========      ========
Net Earnings:

Life Insurance             $   545       $   637
Annuities                    1,056         1,154
Other                          206           489
                           --------      --------
Total Net Earnings         $ 1,807       $ 2,280
                           ========      ========

(a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

Item 2 Management's Narrative Analysis of the Results of Operations

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three month periods ended March 31, 2001 and 2000. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 2000 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2000 10K.

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


Business Overview

The Company's gross earnings are principally derived from two sources:

- the charges imposed on variable life insurance and variable annuity contracts, and
- the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread

The costs associated with acquiring contract owner deposits are amortized over the period in which the Company anticipates holding those funds. In addition, the Company incurs expenses associated with the maintenance of inforce contracts.


Economic Environment

The Company's financial position and/or results of operations are primarily impacted by the following economic factors:

- fluctuations in medium term interest rates
- fluctuations in credit spreads
- equity market performance

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the current three month period, medium term interest rates decreased approximately 70 basis points as compared to December 2000 and decreased approximately 183 basis points as compared to March 2000.

The Company defines credit spreads as the interest rate spread between the 5-year U.S. Treasury Bond Index and the 5-year Corporate Industrial Bond
Index. During the first three months of 2001, credit spreads contracted approximately 21 basis points to end the period at 157 basis points. During the first three months of 2000, credit spreads widened approximately 16 basis points to end the period at 127 basis points.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). During the first three months of 2001, the U.S. equity market continued its downward trend that began in 2000. During the first three months of 2001, the Dow, NASDAQ and S&P Index decreased 8.4%, 25.5% and 12.1%, respectively. The investment performance in the underlying mutual funds supporting the Company's variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

Life insurance premiums and annuity deposits increased $2.6 million (or 15%) to $19.4 million during the current three month period as compared to the same period in 2000, primarily due to an increase in variable annuity sales. Variable annuity sales continue to dominate the Company's overall sales by comprising 89% and 87% of total premiums for the three months ended March 31, 2001 and 2000, respectively. Life insurance premiums and annuity deposits by type of product were as follows:

                                             Premiums Collected           Change
                                           ------------------------   -------------------
                                             1Q 2001       1Q 2000      2001-2000     %
                                           ----------    ----------   ------------  -----
                                                          ($ In Millions)
   Variable Annuities:
      With surrender charge provision      $   14.4      $    14.5     $   (0.1)      -1%
      Without surrender charge provision        2.9              -          2.9      100
                                           ----------    ----------   ------------  -----
                                               17.3           14.5          2.8       19
                                           ----------    ----------   ------------  -----

   Modified Guaranteed Annuities                0.6            0.7         (0.1)     -14

   Variable Life Insurance                      1.5            1.5            -        -

   Other                                          -            0.1         (0.1)    -100
                                           ----------    ----------   ------------  -----

   Total Direct Premiums Collected         $    19.4     $    16.8    $     2.6       15%
                                           ==========    ==========   ============  =====


Variable annuity sales were favorably impacted by the introduction of a new variable annuity product during January 2001. This product offers certain features that differentiate it from the Company's existing variable annuity product including no surrender charge provision and free asset allocation. Additionally, the new variable annuity product contains nine investment options that are not available on the existing product, including seven investment options managed by unaffiliated investment advisors.

Policy and contract surrenders increased $1.0 million (or 5%) to 19.5 million during the current three month period as compared to the equivalent period in 2000 primarily due an increase in variable annuity surrenders. During the first three months of 2001, variable annuity surrenders increased $1.7 million (or 19%) to $11.0 million. This increase is primarily a result of the anticipated increase in lapse rates on contracts reaching the end of their surrender charge period.

During the first three months of 2001, separate accounts assets decreased $95.1 million (or 9%) to $940.5 million primarily due to unfavorable investment performance associated with the general decline in the equity market.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 2001, the Company's assets included $155.5 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

As of March 31, 2001, approximately $4.4 million (or 3.2%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.


Results of Operations

For the three month periods ended March 31, 2001 and 2000, the Company reported net earnings of $1.8 million and $2.3 million, respectively.

Policy charge revenue decreased $0.2 million (or 3%) during the current three month period as compared to the same period during 2000. The decrease in policy charge revenue is attributable to the decrease in average variable account balances. Average variable account balances decreased $84.9 million (or 8%) during the current three month period as compared to the same period in 2000. During the same period, asset based policy charges decreased $0.2 million (or 6%).

Net earnings derived from interest spread decreased $0.5 million during the current three month period as compared to the same period in 2000. The decrease in interest spread is primarily a result of the Company's $35.0 million dividend payment to MLIG during the fourth quarter 2000, as well the reduction in invested assets resulting from the decline in fixed rate contracts inforce.

Policy benefits increased $0.8 million (or 543%) during the current three month period as compared to the equivalent period in 2000. The increase in policy benefits is primarily due to an increase in the average net amount at risk per variable life death claim, as well as increased variable annuity death benefit expense incurred under guaranteed minimum death benefit provisions.

Amortization of deferred policy acquisition costs decreased $0.4 million (or 27%) during the current three month period as compared to the equivalent period in 2000. The decrease in amortization of deferred policy acquisition costs is primarily due to the impact of the increase in policy benefits.

Insurance expenses and taxes decreased $0.3 million (or 23%) during the current three month period as compared to the same period in 2000. The decrease in the current three month period is due to decreases in certain employee compensation related expense allocations from Merrill Lynch & Co.

The Company's effective federal income tax rate was 31% during the current three month period as compared to 35% during the equivalent period in 2000. The decrease in the effective federal income tax rate is primarily due to certain permanent adjustments recorded during the current three month period.


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

Date: May 15, 2001