Form 10-Q
period 2001-06-30
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 2001-08-14
CIK 862923

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
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

BALANCE SHEETS
(Dollars in thousands)(Unaudited)

							     June 30,     December 31,
ASSETS							       2001	      2000
------                                                     ------------   ------------
INVESTMENTS:
     Fixed maturity securities, at estimated fair value
      (amortized cost: 2001 - $152,935; 2000 - $142,648)   $   152,261    $   140,657
     Equity securities, at estimated fair value
      (cost: 2001 - $15,267; 2000 - $18,313)                    14,977         17,695
     Policy loans on insurance contracts                        90,556         90,367
                                                           ------------   ------------
          Total Investments                                    257,794        248,719


CASH AND CASH EQUIVALENTS                                        8,683         19,514
ACCRUED INVESTMENT INCOME                                        5,286          4,621
DEFERRED POLICY ACQUISITION COSTS                               30,202         30,195
FEDERAL INCOME TAXES - DEFERRED                                      -            581
FEDERAL INCOME TAXES - CURRENT                                       -             62
REINSURANCE RECEIVABLES                                            107          1,978
AFFILIATED RECEIVABLES - NET                                       232              -
RECEIVABLES FROM SECURITIES SOLD                                 1,875              -
OTHER ASSETS                                                     3,051          4,099
SEPARATE ACCOUNTS ASSETS                                       996,418      1,035,626
                                                           ------------   ------------

TOTAL ASSETS                                               $ 1,303,648    $ 1,345,395
                                                           ============   ============











See accompanying notes to financial statements.      (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares) (Unaudited)

							     June 30,      December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY			       2001	       2000
------------------------------------			  -------------	  -------------
LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
          Policyholders' account balances                 $   235,487    $    239,140
          Claims and claims settlement expenses                 2,605           4,938
                                                          ------------    ------------
            Total policyholder liabilities and accruals       238,092         244,078


      OTHER POLICYHOLDER FUNDS                                  1,336             986
      FEDERAL INCOME TAXES - DEFERRED                             335               -
      FEDERAL INCOME TAXES - CURRENT                              288               -
      AFFILIATED PAYABLES - NET                                     -             926
      OTHER LIABILITIES                                         1,458           2,176
      SEPARATE ACCOUNTS LIABILITIES                           996,418       1,035,626
                                                          ------------    ------------

            Total Liabilities                               1,237,927       1,283,792
                                                          ------------    ------------
STOCKHOLDER'S EQUITY:
     Common stock, $10 par value - 220,000 shares
        Authorized, issued and outstanding                      2,200           2,200
     Additional paid-in capital                                52,310          52,310
     Retained earnings                                         13,602          10,147
     Accumulated other comprehensive loss                      (2,391)         (3,054)
                                                          ------------    ------------

            Total Stockholder's Equity                         65,721          61,603
                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                $ 1,303,648     $ 1,345,395
                                                          ============    ============












See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands)(Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
							  ----------------------------
                                                               2001            2000
							  ------------    ------------
REVENUES:
     Policy charge revenue                                $     9,437     $     9,940
     Net investment income                                      7,997           9,375
     Net realized investment gains (losses)                        61             (77)
                                                          ------------    ------------
           Total Revenues                                      17,495          19,238
                                                          ------------    ------------
BENEFITS AND EXPENSES:
     Interest credited to policyholders' account balances       5,515           5,854
     Policy benefits (net of reinsurance recoveries:
	2001 - $320; 2000 - $376)                               1,551             521
     Reinsurance premium ceded                                    984             981
     Amortization of deferred policy acquisition costs          2,131           2,479
     Insurance expenses and taxes                               2,144           2,286
                                                          ------------    ------------
           Total Benefits and Expenses                         12,325          12,121
                                                          ------------    ------------

           Earnings Before Federal Income Tax Provision         5,170           7,117

FEDERAL INCOME TAX PROVISION:
     Current                                                    1,157           2,017
     Deferred                                                     558             474
                                                          ------------    ------------
           Total Federal Income Tax Provision                   1,715           2,491
                                                          ------------    ------------

NET EARNINGS                                              $     3,455     $     4,626
                                                          ============    ============












See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands)(Unaudited)

                                                                Three Months Ended
                                                                    June 30,
                                                          ----------------------------
                                                               2001           2000
	                                                  ------------    ------------
REVENUES:
     Policy charge revenue                                $     4,646     $     4,983
     Net investment income                                      4,023           4,727
     Net realized investment gains (losses)                        85             (59)
                                                          ------------    ------------
          Total Revenues                                        8,754           9,651
                                                          ------------    ------------
BENEFITS AND EXPENSES:
     Interest credited to policyholders' account balances       2,693           2,853
     Policy benefits (net of reinsurance recoveries:
	2001 - $83; 2000 - $224)                                  580             370
     Reinsurance premium ceded                                    483             510
     Amortization of deferred policy acquisition costs          1,170           1,168
     Insurance expenses and taxes                               1,264           1,140
                                                          ------------    ------------
          Total Benefits and Expenses                           6,190           6,041
                                                          ------------    ------------

          Earnings Before Federal Income Tax Provision          2,564           3,610

FEDERAL INCOME TAX PROVISION:
     Current                                                      868             933
     Deferred                                                      48             331
			                                  ------------    ------------
          Total Federal Income Tax Provision			  916           1,264
                                                          ------------    ------------

NET EARNINGS                                              $     1,648     $     2,346
                                                          ============    ============











See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)(Unaudited)

                                                                Six Months Ended
								     June 30,
                                                             -----------------------
                                                                2001         2000
                                                             ----------   ----------
NET EARNINGS                                                 $   3,455    $   4,626
                                                             ----------   ----------
OTHER COMPREHENSIVE INCOME:

     Net unrealized gains on available-for-sale securities:
          Net unrealized holding gains (losses) arising
	      during the period                                  1,707           (1)
          Reclassification adjustment for (gains) losses
	      included in net earnings      			   (62)          77
                                                             ----------   ----------
          Net unrealized gains on investment securities          1,645           76

          Adjustments for:
              Policyholder liabilities                            (624)         117
              Deferred federal income taxes                       (358)         (68)
                                                             ----------   ----------
     Total other comprehensive income, net of taxes                663          125
                                                             ----------   ----------

COMPREHENSIVE INCOME                                         $   4,118    $   4,751
                                                             ==========   ==========












See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)(Unaudited)

                                                               		    Three Months Ended
								     	         June 30,
                                                             		--------------------------
                                                                	   2001            2000
                                                             		----------   	----------
NET EARNINGS                                                 		$   1,648    	$   2,346
									----------	----------

OTHER COMPREHENSIVE LOSS:

 Net unrealized gains (losses) on available-for-sale securities:
     Net unrealized holding gains (losses) arising
        during the period                                                    (836)     	      108
     Reclassification adjustment for (gains) losses
        included in net earnings					      (86)             59
									----------	----------
     Net unrealized gains (losses) on investment securities         	     (922)            167

     Adjustments for:
        Policyholder liabilities                             		      175 	     (321)
        Deferred federal income taxes                        		      261              54
                                                                        ----------      ----------
     Total other comprehensive loss, net of taxes               	     (486)     	     (100)
                                                                        ----------      ----------

COMPREHENSIVE INCOME                                         		$   1,162    	$   2,246
                                                                        ==========      ==========












See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands)(Unaudited)

											Accumulated
							Additional			  other		  Total
					 Common		 paid-in	Retained      comprehensive    stockholder's
					  stock		 capital	earnings	  loss		  equity
					--------	---------	---------	---------	---------
BALANCE JANUARY 1, 2000          	$ 2,200		$ 66,259	$ 21,051	$ (5,528)	$ 83,982


Dividend to parent                       	         (13,949)      	 (21,051)                        (35,000)

Net earnings                                             		  10,147			  10,147

Other comprehensive income, net of tax    						   2,474           2,474
					--------	---------	---------	---------	---------
BALANCE, DECEMBER 31, 2000                2,200     	  52,310	  10,147	  (3,054)	  61,603

Net earnings                                                        	   3,455			   3,455

Other comprehensive income, net of tax                                                       663             663
                                        --------	---------	---------	---------	---------

BALANCE, JUNE 30, 2001           	$ 2,200		$ 52,310  	$ 13,602	$ (2,391)	$ 65,721
                                        ========	=========	=========	=========	=========












See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)(Unaudited)

								     Six Months Ended
                                      				        June 30,
							        --------------------------
                                                                   2001            2000
                						----------	----------
Cash Flows From Operating Activities:
  Net earnings                                    		$   3,455	$   4,626
  Noncash items included in earnings:
    Amortization of deferred policy acquisition costs               2,131           2,479
    Capitalization of policy acquisition costs                     (2,138)         (2,188)
    Amortization of investments                                       138	      209
    Interest credited to policyholders' account balances            5,515	    5,854
    Provision for deferred Federal income tax                         558             474
  (Increase) decrease in operating assets:
    Accrued investment income                                        (665)           (358)
    Federal income taxes - current                                     62               -
    Reinsurance receivables                                         1,871            (157)
    Affiliated receivables                                           (232)              -
    Other                                                           1,048            (361)
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                          (2,333)         (1,094)
    Other policyholder funds                                          350           1,502
    Federal income taxes - current                                    288            (488)
    Affiliated payables                                              (926)         (1,030)
    Other                                                            (720)           (355)
  Other operating activities:
    Net realized investment (gains) losses                            (61)             77
         					                ----------	----------
         Net cash and cash equivalents provided by
           operating activities                                     8,341           9,190
 								----------	----------
Cash Flows From Investing Activities:
  Proceeds from (payments for):
    Sales of available-for-sale securities                          7,449             650
    Maturities of available-for-sale securities                    16,681          17,861
    Purchases of available-for-sale securities                    (33,321)         (8,859)
    Policy loans on insurance contracts                              (189)           (897)
								----------	----------
         Net cash and cash equivalents provided
           (used) by investing activities			$  (9,380)	$   8,755
								==========	==========











See accompanying notes to financial statements.		(Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in thousands)(Unaudited)

                  						     Six Months Ended
                                                       			 June 30,
								--------------------------
                                                             	   2001            2000
								----------	----------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Policyholder deposits (excludes internal policy
       replacement deposits)                                    $  51,734 	$  34,991
     Policyholder withdrawals (including transfers to /
       from separate accounts)                                    (61,526)        (49,042)
                                                    		----------	----------
     Net cash and cash equivalents used by financing
       activities						   (9,792)        (14,051)
								----------	----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (10,831)          3,894

CASH AND CASH EQUIVALENTS:
     Beginning of year                                             19,514          34,195
         							----------	----------

     End of period                                        	$   8,683    	$  38,089
								==========	==========

Supplementary Disclosure of Cash Flow Information:
     Cash paid for:
          Federal income taxes                            	$     807       $   2,505
          Intercompany interest                                        62              40














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

At June 30, 2001, statutory capital and surplus on a New York basis and an NAIC SAP basis were $35,273 and $36,349, respectively. The difference between statutory capital and surplus on a New York basis versus an NAIC SAP basis is the recognition of a $1,076 deferred tax asset in accordance with NAIC SAP. At December 31, 2000, statutory capital and surplus was $33,767. There was no difference in net income on a New York basis versus an NAIC SAP basis at June 30, 2001. For the six month periods ended June 30, 2001 and 2000, statutory net income was $1,362 and $3,323, respectively.

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

							  June 30,      December 31,
							    2001            2000
     	                                                ------------    ------------
Assets:
     Fixed maturity securities                          $      (674)    $    (1,991)
     Equity securities                                         (290)           (618)
     Federal income taxes - deferred                              -           1,645
							------------	------------
		                                               (964)           (964)
							------------	------------
Liabilities:
     Federal income taxes - deferred                         (1,287)              -
     Policyholders' account balances                          2,714           2,090
							------------	------------
                                                              1,427           2,090
							------------	------------
Stockholder's equity:
     Accumulated other comprehensive loss               $    (2,391)     $   (3,054)
							============	============

NOTE 4.  ACCOUNTING PRONOUNCEMENTS:

On January 1, 2001, the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No.133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting treatment for changes in fair value for derivatives is dependent upon whether the derivative qualifies for hedge accounting. As defined in SFAS No. 133, the Company does not have any derivatives that qualify for hedge accounting and, as such, changes in fair value of the Company's derivative instruments are recorded in earnings. At June 30, 2001, the change in fair value of derivatives did not have a material impact on earnings.

NOTE 5.  SEGMENT INFORMATION

In reporting to management, the Company's operating results are categorized into two business segments: Life Insurance and Annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The Company's Annuity segment consists of variable annuities and interest-sensitive annuities. The accounting policies of the business segments are the same as those for the Company's financial statements included herein.
All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The "Other" category, presented in the following segment financial information, represents net revenues and earnings on assets that do not support life insurance or annuity contract owner liabilities.

The following table summarizes each business segment's contribution to the consolidated net revenues and net earnings for the three and six month periods ended June 30:

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
			     -----------------------   ----------------------
                                2001         2000         2001         2000
			     ---------	  ----------   ---------    ---------
Net Revenues (a):
 Life Insurance              $   2,537    $   2,744    $   5,229    $   5,414
 Annuities                       3,263        3,261        6,172        6,425
 Other                             261          793          579        1,545
			     ---------    ---------    ---------    ---------
  Total Net Revenues         $   6,061    $   6,798    $  11,980    $  13,384
			     =========    =========    =========    =========
Net Earnings:
 Life Insurance              $     463    $     617    $   1,008    $   1,254
 Annuities                       1,015        1,214        2,071        2,368
 Other                             170          515          376        1,004
			     ---------    ---------    ---------    ---------
  Total Net Earnings         $   1,648    $   2,346    $   3,455    $   4,626
                             =========    =========    =========    =========

Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

Item 2 Management's Narrative Analysis of the Results of
Operations

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three and six month periods ended June 30, 2001 and 2000. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 2000 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2000 10K.

In addition to providing historical information, the Company may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. A variety of factors, many of which are beyond the Company's control, affect the operations, performance, business strategy, and results of the Company and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the factors listed in the Economic Environment section below, as well as actions and initiatives taken by both current and potential competitors and the effect of current, pending, and future legislation and regulation. The Company undertakes no responsibility to update or revise any forward-looking statements.

During June 2001, Congress passed the Economic Growth and Tax Relief Reconciliation Act of 2001 (the "Act"). The primary provision in the Act that directly impacts the Company's business is the reform and eventual repeal of the estate tax. Under the new tax law, the annual estate tax exemption will increase from $0.675 million in 2001 to $3.5 million in 2009, with a complete repeal of the estate tax in 2010. The Company currently markets an estate planning product through Merrill Lynch & Co.'s retail network of Financial Advisors.

During the second quarter 2001, the Company began implementing plans to consolidate its life and annuity policy administration service centers into one location. The consolidation is expected to be complete during the third quarter 2001 and is not expected to have a material impact on the Company's financial statements. The Company anticipates that future earnings will be positively impacted by the anticipated reduction in cost associated with maintaining one policy administration service center.

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


Economic Environment

The Company's financial position and/or results of operations are primarily impacted by the following economic factors:

- fluctuations in medium term interest rates
- fluctuations in credit spreads
- equity market performance

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the current six month period, medium term interest rates decreased approximately 58 basis points as compared to December 2000 and decreased approximately 160 basis points as compared to June 2000.

The Company defines credit spreads as the interest rate spread between the 5-year U.S. Treasury Bond Index and the 5-year Corporate Industrial Bond Index. During the first six months of 2001, credit spreads contracted approximately 35 basis points to end the period at 143 basis points. During the first six months of 2000, credit spreads widened approximately 43 basis points to end the period at 154 basis points.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). After a volatile first quarter that ended with all three indices significantly lower, the U.S. equity market rebounded during the second quarter and recovered an appreciable percentage of the first quarters negative performance. During the first six months of 2001, the Dow, NASDAQ and S&P Index decreased 2.3%, 10.9% and 7.0%, respectively. The investment performance in the underlying mutual funds supporting the Company's variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

Life insurance premiums and annuity deposits increased $13.1 million (or 57%) to $36.0 million and $15.7 million (or 40%) to $55.4 million during the current three and six month periods ended June 30, 2001, respectively, as compared to the same periods in 2000. Variable annuity sales continue to dominate the Company's overall sales by comprising 96% and 94% of total direct premiums for the three and six month periods ended June 30, 2001, respectively. Life insurance premiums and annuity deposits by type of product were as follows:

                                               Premiums                           % Change
				   	-----------------------		--------------------------
                                      	 Second           Six             Second           Six
                                      	 Quarter         Months           Quarter         Months
                                       	  2001            2001           2001-2000	 2001-2000
				   	-------		-------		----------	----------
                                            ($ In Millions)                          %
  Variable Annuities:
   Without surrender charge provision 	$ 25.2          $ 28.1         	     100%	     100%
   With surrender charge provision         9.3            23.7         	     -57%	     -34%
					-------		-------		----------	----------
                                          34.5            51.8                60%             44%
					-------		-------		----------	----------

  Variable Life Insurance                  1.4             2.9                56%             21%

  Modified Guaranteed Annuities            0.1             0.7               -80%            -42%
					-------		-------		----------	----------

  Total Direct Premiums            	$ 36.0    	$ 55.4                57% 	      40%
					=======		=======		==========	==========

Variable annuity sales were favorably impacted by the introduction of a new variable annuity product during January 2001. This product offers certain features, most notably a "no surrender charge" provision, that differentiate it from the Company's existing variable annuity product, as well as the non-proprietary variable annuity products sold within the Merrill
Lynch & Co. distribution system.   In a relatively short period
of time, sales of this product have surpassed the sales of the Company's other "traditional" variable annuity product.

During the first six months of 2001, separate accounts assets decreased $39.2 million (or 4%) to $996.4 million primarily due to unfavorable investment performance associated with the general decline in the equity market. Separate accounts assets decreased $46.0 million during the first six months of 2001 due to price depreciation in the underlying mutual funds supporting variable products. Partially offsetting this decrease in separate accounts assets was the $6.8 million net cash inflow for variable products.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 2001, the Company's assets included $146.0 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

As of June 30, 2001, approximately $5.3 million (or 3%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

Results of Operations

For the three month periods ended June 30, 2001 and 2000, the Company reported net earnings of $1.6 million and $2.3 million, respectively. For the six month periods ended June 30, 2001 and 2000, the Company reported net earnings of $3.5 million and $4.6 million, respectively.

Policy charge revenue decreased $0.3 million (or 7%) and $0.5 million (or 5%) during the three and six month periods ended June 30, 2001, respectively, as compared to the same periods in 2000. The decreases in policy charge revenue are primarily attributable to the decrease in average variable account balances. Average variable account balances decreased $88.5 million (or 8%) during the current six month period as compared to the same period in 2000. During the same period, asset based policy charges decreased $0.4 million (or 7%).

Net earnings derived from interest spread decreased $0.5 million and $1.0 million for the three and six month periods ended June 30, 2001, respectively, as compared to the same periods in 2000. The decreases in interest spread are primarily a result of the Company's $35.0 million dividend payment to MLIG during the fourth quarter 2000, as well the reduction in invested assets resulting from the decline in fixed rate contracts inforce.

Policy benefits increased $0.2 million (or 57%) and $1.0 million (or 198%) during the current three and six month periods, respectively, as compared to the same periods in 2000. The increases in policy benefits are primarily due to increased variable annuity death benefit expense incurred under guaranteed minimum death benefit provisions.

Amortization of deferred policy acquisition costs decreased $0.3 million (or 14%) during the current six month period, as compared to the same period in 2000. The decrease in amortization of deferred policy acquisition costs is primarily due to the decrease in policy charge revenue. During the current three month period, amortization of deferred policy acquisition costs was flat as compared to 2000.

Insurance expenses and taxes increased $0.1 million (or 11%) and decreased $0.1 million (or 6%) during the current three and six month periods, respectively, as compared to the same periods in 2000. The increase is primarily due to an increase in costs related to the consolidation of the Company's policy administration service centers. The decrease in the current six month period is due to decreases in certain employee compensation related expense allocations from Merrill Lynch & Co.

Segment Information

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

The decreases in other net revenues and other net earnings during the current three and six months periods are primarily due to a reduction in net investment income resulting from the Company's $35.0 million dividend payment to MLIG during the fourth quarter 2000.

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

Date: August 14, 2001