Form 10-Q
period 2001-09-30
ML LIFE INSURANCE COMPANY OF NEW YORK
filed 2001-11-14
CIK 862923

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
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

PART I  Financial Information

Item 1. Financial Statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

BALANCE SHEETS
(Dollars in thousands) (Unaudited)
================================================================================

                                                                         September 30,   December 31,
ASSETS                                                                       2001            2000
------                                                                   ------------    ------------

INVESTMENTS:
         Fixed maturity securities, at estimated fair value
                  (amortized cost:  2001 - $152,270; 2000 - $142,648)     $  155,085     $  140,657
         Equity securities, at estimated fair value
                  (cost:  2001 - $13,080; 2000 - $18,313)                     12,656         17,695
         Policy loans on insurance contracts                                  91,217         90,367
                                                                          ----------     ----------

                  Total Investments                                          258,958        248,719


CASH AND CASH EQUIVALENTS                                                     17,069         19,514
ACCRUED INVESTMENT INCOME                                                      5,900          4,621
DEFERRED POLICY ACQUISITION COSTS                                             30,139         30,195
FEDERAL INCOME TAXES - DEFERRED                                                    -            581
FEDERAL INCOME TAXES - CURRENT                                                   673             62
REINSURANCE RECEIVABLES                                                          231          1,978
OTHER ASSETS                                                                   3,969          4,099
SEPARATE ACCOUNTS ASSETS                                                     895,390      1,035,626
                                                                          ----------     ----------

TOTAL ASSETS                                                              $1,212,329     $1,345,395
                                                                          ==========     ==========


See accompanying notes to financial statements.                      (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares) (Unaudited)
================================================================================

                                                                 September 30,     December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                 2001              2000
------------------------------------                             -------------     ------------

LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
       Policyholders' account balances                            $   234,963      $   239,140
       Claims and claims settlement expenses                            3,826            4,938
                                                                  -----------      -----------

                  Total policyholder liabilities and accruals         238,789          244,078


      OTHER POLICYHOLDER FUNDS                                          2,110              986
      FEDERAL INCOME TAXES - DEFERRED                                   2,080                -
      AFFILIATED PAYABLES - NET                                           387              926
      PAYABLE FOR SECURITIES PURCHASED                                  4,596                -
      OTHER LIABILITIES                                                 1,264            2,176
      SEPARATE ACCOUNTS LIABILITIES                                   895,390        1,035,626
                                                                  -----------      -----------

                  Total Liabilities                                 1,144,616        1,283,792
                                                                  -----------      -----------

STOCKHOLDER'S EQUITY:
    Common stock, $10 par value - 220,000 shares
       authorized, issued and outstanding                               2,200            2,200
    Additional paid-in capital                                         52,310           52,310
    Retained earnings                                                  14,802           10,147
    Accumulated other comprehensive loss                               (1,599)          (3,054)
                                                                  -----------      -----------

                  Total Stockholder's Equity                           67,713           61,603
                                                                  -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                        $ 1,212,329      $ 1,345,395
                                                                  ===========      ===========


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
================================================================================

                                                                            Three Months Ended
                                                                               September 30,
                                                                            -------------------
                                                                              2001        2000
                                                                            -------      ------
REVENUES:
         Policy charge revenue                                              $ 4,677      $5,275
         Net investment income                                                4,009       4,708
         Net realized investment gains (losses)                                (241)          3
                                                                            -------      ------

                           Total Revenues                                     8,445       9,986
                                                                            -------      ------

BENEFITS AND EXPENSES:
         Interest credited to policyholders' account balances                 2,801       3,028
         Policy benefits (net of reinsurance recoveries:  2001 - $217;
           2000 - $1,600)                                                       837         710
         Reinsurance premium ceded                                              447         508
         Amortization of deferred policy acquisition costs                      999         267
         Insurance expenses and taxes                                         1,514       1,021
                                                                            -------      ------

                           Total Benefits and Expenses                        6,598       5,534
                                                                            -------      ------

                           Earnings Before Federal Income Tax Provision       1,847       4,452

FEDERAL INCOME TAX PROVISION (BENEFIT):
         Current                                                               (673)        900
         Deferred                                                             1,320         658
                                                                            -------      ------

                           Total Federal Income Tax Provision                   647       1,558
                                                                            -------      ------

NET EARNINGS                                                                $ 1,200      $2,894
                                                                            =======      ======


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
================================================================================

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                            ----------------------
                                                                              2001          2000
                                                                            --------      --------
REVENUES:
         Policy charge revenue                                              $ 14,114      $ 15,215
         Net investment income                                                12,006        14,083
         Net realized investment losses                                         (180)          (74)
                                                                            --------      --------

                           Total Revenues                                     25,940        29,224
                                                                            --------      --------

BENEFITS AND EXPENSES:
         Interest credited to policyholders' account balances                  8,316         8,882
         Policy benefits (net of reinsurance recoveries:  2001 - $537;
           2000 - $1,976)                                                      2,388         1,231
         Reinsurance premium ceded                                             1,431         1,489
         Amortization of deferred policy acquisition costs                     3,130         2,746
         Insurance expenses and taxes                                          3,658         3,307
                                                                            --------      --------

                           Total Benefits and Expenses                        18,923        17,655
                                                                            --------      --------

                           Earnings Before Federal Income Tax Provision        7,017        11,569

FEDERAL INCOME TAX PROVISION:
         Current                                                                 484         2,917
         Deferred                                                              1,878         1,132
                                                                            --------      --------

                           Total Federal Income Tax Provision                  2,362         4,049
                                                                            --------      --------

NET EARNINGS                                                                $  4,655      $  7,520
                                                                            ========      ========


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                                  --------------------
                                                                                   2001         2000
                                                                                  -------      -------

NET EARNINGS                                                                      $ 1,200      $ 2,894
                                                                                  -------      -------

OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains on available-for-sale securities:
      Net unrealized holding gains arising during the period                        3,364        2,268
      Reclassification adjustment for (gains) losses included in net earnings          (9)          10
                                                                                  -------      -------

      Net unrealized gains on investment securities                                 3,355        2,278

      Adjustments for:
              Policyholder liabilities                                             (2,138)      (4,078)
              Deferred federal income taxes                                          (425)         630
                                                                                  -------      -------

   Total other comprehensive income (loss), net of taxes                              792       (1,170)
                                                                                  -------      -------

COMPREHENSIVE INCOME                                                              $ 1,992      $ 1,724
                                                                                  =======      =======


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                  --------------------
                                                                                   2001         2000
                                                                                  -------      -------

NET EARNINGS                                                                      $ 4,655      $ 7,520
                                                                                  -------      -------

OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains on available-for-sale securities:
      Net unrealized holding gains arising during the period                        5,071        2,267
      Reclassification adjustment for (gains) losses included in net earnings         (71)          87
                                                                                  -------      -------

      Net unrealized gains on investment securities                                 5,000        2,354

      Adjustments for:
              Policyholder liabilities                                             (2,762)      (3,961)
              Deferred federal income taxes                                          (783)         562
                                                                                  -------      -------

   Total other comprehensive income (loss), net of taxes                            1,455       (1,045)
                                                                                  -------      -------

COMPREHENSIVE INCOME                                                              $ 6,110      $ 6,475
                                                                                  =======      =======


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                     Accumulated
                                                          Additional                    other          Total
                                              Common        paid-in      Retained    comprehensive  stockholder's
                                              stock         capital      earnings        loss          equity
                                             --------     ----------     --------    -------------  -------------

BALANCE JANUARY 1, 2000                      $  2,200      $ 66,259      $ 21,051       $(5,528)       $83,982

  Dividend to parent                                        (13,949)      (21,051)                     (35,000)

  Net earnings                                                             10,147                       10,147

  Other comprehensive income, net of tax                                                  2,474          2,474
                                             --------      --------      --------       -------        -------

BALANCE, DECEMBER 31, 2000                      2,200        52,310        10,147        (3,054)        61,603

  Net earnings                                                              4,655                        4,655

  Other comprehensive income, net of tax                                                  1,455          1,455
                                             --------      --------      --------       -------        -------

BALANCE, SEPTEMBER 30, 2001                  $  2,200      $ 52,310      $ 14,802       $(1,599)       $67,713
                                             ========      ========      ========       =======        =======


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)
================================================================================

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                       ----------------------
                                                                                         2001          2000
                                                                                       --------      --------

Cash Flows From Operating Activities:
  Net earnings                                                                         $  4,655      $  7,520
  Noncash items included in earnings:
     Amortization of deferred policy acquisition costs                                    3,130         2,746
     Capitalization of policy acquisition costs                                          (3,074)       (3,401)
     Amortization of investments                                                            180           289
     Interest credited to policyholders' account balances                                 8,316         8,882
     Provision for deferred Federal income tax                                            1,878         1,132
   (Increase) decrease in operating assets:
     Accrued investment income                                                           (1,279)         (899)
     Federal income taxes - current                                                        (611)            -
     Reinsurance receivables                                                              1,747        (1,501)
     Other                                                                                  130          (496)
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                                                (1,112)          971
    Other policyholder funds                                                              1,124           140
    Federal income taxes - current                                                            -          (119)
    Affiliated payables                                                                    (539)         (571)
     Other                                                                                 (915)         (233)
  Other operating activities:
     Net realized investment losses                                                         180            74
                                                                                       --------      --------

             Net cash and cash equivalents provided by operating activities              13,810        14,534
                                                                                       --------      --------
Cash Flows From Investing Activities:
   Proceeds from (payments for):
      Sales of available-for-sale securities                                             10,687         3,199
      Maturities of available-for-sale securities                                        24,478        20,492
      Purchases of available-for-sale securities                                        (35,315)      (12,858)
      Policy loans on insurance contracts                                                  (850)       (2,609)
                                                                                       --------      --------

             Net cash and cash equivalents provided (used) by investing activities     $ (1,000)     $  8,224
                                                                                       --------      --------


See accompanying notes to financial statements.                      (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in thousands) (Unaudited)
================================================================================

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                    ----------------------
                                                                                      2001          2000
                                                                                    --------      --------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Policyholder deposits (excludes internal policy replacement deposits)          $ 76,194      $ 58,549
     Policyholder withdrawals (including transfers to / from separate accounts)      (91,449)      (76,409)
                                                                                    --------      --------

         Net cash and cash equivalents used by financing activities                  (15,255)      (17,860)
                                                                                    --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (2,445)        4,898

CASH AND CASH EQUIVALENTS:
         Beginning of year                                                            19,514        34,195
                                                                                    --------      --------

         End of period                                                              $ 17,069      $ 39,093
                                                                                    ========      ========

Supplementary Disclosure of Cash Flow Information:
         Cash paid for:
                  Federal income taxes                                              $  1,095      $  3,036
                  Intercompany interest                                                   65            71

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

NOTE 1: BASIS OF PRESENTATION

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

NOTE 2. STATUTORY ACCOUNTING PRACTICES

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

At September 30, 2001, statutory capital and surplus on a New York basis and an NAIC SAP basis were $32,042 and $33,286, respectively. The difference between statutory capital and surplus on a New York basis versus an NAIC SAP basis is the recognition of a $1,244 deferred tax asset in accordance with NAIC SAP. At December 31, 2000, statutory capital and surplus was $33,767. There was no difference in net income on a New York basis versus an NAIC SAP basis at September 30, 2001. For the nine month periods ended September 30, 2001 and 2000, statutory net income (loss) was ($1,852) and $4,437, respectively.

NOTE 3. INVESTMENTS

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

                                          September 30,  December 31,
                                              2001          2000
                                          -------------  ------------
Assets:
    Fixed maturity securities                $ 2,815      $(1,991)
    Equity securities                           (424)        (618)
    Federal income taxes - deferred                -        1,645
                                             -------      -------
                                               2,391         (964)
                                             -------      -------
Liabilities:
    Federal income taxes - deferred             (862)           -
    Policyholders' account balances            4,852        2,090
                                             -------      -------
                                               3,990        2,090
                                             -------      -------
Stockholder's equity:
    Accumulated other comprehensive loss     $(1,599)     $(3,054)
                                             =======      =======

NOTE 4. ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No.133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting treatment for changes in fair value for derivatives is dependent upon whether the derivative qualifies for hedge accounting. As defined by SFAS No. 133, the Company does not have any derivatives that qualify for hedge accounting and, as such, changes in fair value of the Company's derivative instruments are recorded in earnings. At September 30, 2001, the change in fair value of derivatives did not have a material impact on earnings.

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

The following table summarizes each business segment's contribution to the consolidated net revenues and net earnings for the three and nine month periods ended September 30:

                                                          Three Months Ended                        Nine Months Ended
                                                             September 30,                             September 30,
                                                --------------------------------------    --------------------------------------
                                                       2001                 2000                  2001                2000
                                                ------------------  ------------------    ------------------  ------------------
NET REVENUES (a):
    Annuities                                    $        2,573       $        3,357        $        8,745      $        9,782
    Life Insurance                                        2,330                2,769                 7,559               8,183
    Other                                                   741                  832                 1,320               2,377
                                                ------------------  ------------------    ------------------  ------------------

      Total Net Revenues                         $        5,644       $        6,958        $       17,624      $       20,342
                                                ==================  ==================    ==================  ==================

NET EARNINGS:

    Annuities                                    $          537       $        1,330        $        2,608      $        3,698
    Life Insurance                                          181                1,024                 1,189               2,278
    Other                                                   482                  540                   858               1,544
                                                ------------------  ------------------    ------------------  ------------------

      Total Net Earnings                         $        1,200       $        2,894        $        4,655      $        7,520
                                                ==================  ==================    ==================  ==================

(a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

ITEM 2 MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three and nine month periods ended September 30, 2001 and 2000. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 2000 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2000 10K.

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

FINANCIAL EXPOSURE RELATED TO THE EVENTS OF SEPTEMBER 11, 2001

The Company has determined that its financial exposure related to the events and aftermath of the terrorist attacks ("Attacks") on September 11, 2001 can be characterized into the following risk categories: mortality risk, equity price risk, and credit risk. The following discusses each type of risk in greater detail and its impact, either actual or potential, on the Company.

Mortality Risk - In quantifying mortality risk directly associated with the Attacks, the Company has not experienced a material financial impact due to reported death claims and does not anticipate a material financial impact of death claims incurred but not reported. Mitigating factors of direct mortality risk include i) the average age of the Company's contract owners is low to mid-70s, thus it is unlikely that a large concentration were working at the Attack sites, and ii) the Company does not assume mortality risks of other life insurance companies.

Equity Price Risk - The significant decrease in the U.S. equity market that occurred after the Attacks has negatively impacted the Company's earnings and future earnings via the following:

- Reductions in separate accounts assets. Asset-based fees collected on separate accounts assets are a primary source of earnings for the Company, thus lower asset balances will result in lower fee income. During the month of September, the Company's separate accounts assets decreased $64.6 million, or 7% as compared to August. A decrease of approximately $66.1 million was due to negative investment performance in the underlying mutual funds supporting variable products.

- Increased exposure to guaranteed minimum death benefits. Due to decreasing variable account balances there is an increasing number of contracts, and amounts per contract, in which guaranteed minimum death benefits exceed contract owner account values. This will result in greater future mortality expense given the current reduced level of variable account balances.

Credit Risk - Airline, insurance, and hotel & tourism sectors have been particularly impacted by the Attacks. As such, credit quality within those sectors has been negatively effected. The following table summarizes the Company's holdings at book value for these sectors:

  (In millions)                                 Airline        Insurance       Hotels & Tourism
                                                -------        ---------       ----------------
  Holdings                                       $2.3   (1)       $1.8   (2)               $0.0

(1)     Includes $0.8 million in lower tranche debt of weaker airlines

(2) Includes $1.2 million in insurance companies with a significant New York City presence in property & casualty insurance and workers compensation insurance

The Company monitors these investments on a daily basis, however the Company has not incurred any realized losses due to the sale or book value writedown of any securities in the sectors noted above.

Technology - The Company's policy administration systems were not impacted by the Attacks and contract owner processing for all fixed product transactions continued as normal. Variable product processing was suspended during the closure of the stock exchanges and resumed on Monday, September 17. Also, the Company relocated certain financial systems to a designated disaster recovery location in accordance with Company policy.

Expenses - Expenses incurred by Merrill Lynch & Co. associated with the Attacks include costs related to i) the write-off of damaged assets, ii) the purchase of replacement equipment, and iii) employee relocation, which required arranging alternative office facilities and reconfiguring technology, telecommunications, and transportation. Amounts allocated to the Company due to these expenses have not had a material impact on earnings. Additional expenses related to the Attacks continue to be incurred, however the full financial impact cannot be currently determined. Management does not believe that these expenses will have a material impact on earnings.

DISCONTINUANCE OF ESTATE PLANNING LIFE INSURANCE

Effective August 20, 2001, the Company discontinued manufacturing and marketing estate planning life insurance products. Given both limited resources and market potential, the Company could not justify the investments necessary to compete against carriers who have the scale required to make frequent improvements to their products. These factors combined with recent estate tax legislation (see below) also contributed to the decision. The Company's product manufacturing and marketing resources will be committed to products with outstanding growth prospects, those products where the Company has strategic advantages relative to other manufacturers within the Merrill Lynch & Co. distribution system, and those that leverage the tremendous marketing and distribution capabilities of Merrill Lynch & Co.'s U.S. Private Client Division. The Company remains committed to servicing all life insurance contracts in force.

The decision to discontinue manufacturing and marketing estate planning life insurance products is not expected to have a material impact on earnings. Pre-tax earnings related to these products have historically contributed less than 4% of the Company's total pre-tax earnings.

TAX LEGISLATION

During June 2001, Congress passed the Economic Growth and Tax Relief Reconciliation Act of 2001 (the "Act"). The primary provision in the Act that directly impacts the Company's business is the reform and eventual repeal of the estate tax. Under the new tax law, the annual estate tax exemption will increase from $0.675 million in 2001 to $3.5 million in 2009, with a complete repeal of the estate tax in 2010. During the third quarter 2001, the Company decided to discontinue marketing its estate planning life insurance products.

SERVICE CENTER INTEGRATION

During the second quarter 2001, the Company announced plans to consolidate its life and annuity policy administration service centers into one location. The objective of this initiative is to provide high quality service with a single point of contact for all of the Company's touchpoints, including contract owners, Financial Advisors, District Annuity Specialists, and Wealth Management Specialists. In addition, the consolidation is consistent with Merrill Lynch & Co.'s goals of integrating for efficiency, minimizing business risk, and maximizing the client experience. The consolidation was completed during the third quarter 2001. Costs incurred related to the consolidation were $0.7 million, with the majority of these costs reported in the third quarter. The Company anticipates future annual expense savings of approximately $0.5 million.

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

ECONOMIC ENVIRONMENT

The Company's financial position and/or results of operations are primarily impacted by the following economic factors:

-       fluctuations in medium term interest rates

-       fluctuations in credit spreads

-       equity market performance

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the current nine month period, medium term interest rates decreased approximately 139 basis points as compared to December 2000 and decreased approximately 218 basis points as compared to September 2000.

The Company defines credit spreads as the interest rate spread between the 5-year U.S. Treasury Bond Index and the 5-year Corporate Industrial Bond Index. During the first nine months of 2001, credit spreads contracted approximately 20 basis points to end the period at 158 basis points. During the first nine months of 2000, credit spreads widened approximately 39 basis points to end the period at 150 basis points.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). During the first nine months of 2001, the Dow, NASDAQ and S&P Index decreased 18%, 39% and 21%, respectively. Prior to September 11, 2001, the Dow, NASDAQ and S&P Index decreased 11%, 31% and 17%, respectively. The investment performance in the underlying mutual funds supporting the Company's variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

NEW BUSINESS

Life insurance premiums and annuity deposits increased $3.1 million (or 13%) to $27.0 million and $18.8 million (or 30%) to $82.4 million during the current three and nine month periods ended September 30, 2001, respectively, as compared to the same periods in 2000. Variable annuity sales continue to dominate the Company's overall sales by comprising 96% and 94% of total direct premiums for the three and nine month periods ended September 30, 2001, respectively. Life insurance premiums and annuity deposits by type of product were as follows:

                                                            Premiums                                      % Change
                                             -----------------------------------------      ---------------------------------------
                                              Third Quarter           Nine Months            Third Quarter          Nine Months
                                                   2001                   2001                 2001-2000             2001-2000
                                             ------------------     ------------------      ------------------    -----------------
                                                         ($ In Millions)
    Variable Annuities:
       Without surrender charge provision    $           19.3       $           47.4                     100%                 100%
       With surrender charge provision                    6.5                   30.2                     -71%                 -48%
                                             ------------------     ------------------      ------------------    -----------------
                                                         25.8                   77.6                      15%                  33%
                                             ------------------     ------------------      ------------------    -----------------

    Variable Life Insurance                               0.8                    3.7                     -20%                   9%

    Modified Guaranteed Annuities                           -                    0.7                    -100%                 -56%

    Other                                                 0.4                    0.4                     100%                 300%
                                             ------------------     ------------------      ------------------    -----------------

    Total Direct Premiums                    $           27.0       $           82.4                      13%                  30%
                                             ==================     ==================      ==================    =================

Variable annuity sales were favorably impacted by the introduction of a new variable annuity product during January 2001. This product offers certain features, most notably a "no surrender charge" provision, that differentiate it from the Company's existing variable annuity product, as well as the non-proprietary variable annuity products sold within the Merrill Lynch & Co. distribution system. In a relatively short period of time, sales of this product have surpassed the sales of the Company's other "more traditional" variable annuity product.

FINANCIAL CONDITION

During the first nine months of 2001, separate accounts assets decreased $140.2 million (or 14%) to $895.4 million primarily due to unfavorable investment performance associated with the general decline in the equity market. Separate accounts assets decreased $154.2 million during the first nine months of 2001 due to price depreciation in the underlying mutual funds supporting variable products. Partially offsetting this decrease in separate accounts assets was the $14.0 million net cash inflow for variable products.

As of September 30, 2001, approximately $5.3 million (or 3%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 2001, the Company's assets included $152.5 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2001 and 2000, the Company reported net earnings of $1.2 million and $2.9 million, respectively. For the nine month periods ended September 30, 2001 and 2000, the Company reported net earnings of $4.7 million and $7.5 million, respectively.

Policy charge revenue decreased $0.6 million (or 11%) and $1.1 million (or 7%) during the three and nine month periods ended September 30, 2001, respectively, as compared to the same periods in 2000. The decreases in policy charge revenue are primarily attributable to the decrease in average variable account balances. Average variable account balances decreased $165.0 million (or 15%) and $116.6 million (or 11%) during the current three and nine month periods as compared to the same periods in 2000. During the same periods, asset based policy charges decreased $0.5 million (or 14%) and $0.9 million (or 10%).

Net earnings derived from interest spread decreased $0.5 million and $1.5 million for the three and nine month periods ended September 30, 2001, respectively, as compared to the same periods in 2000. The decreases in interest spread are primarily a result of the Company's $35.0 million dividend payment to MLIG during the fourth quarter 2000, as well as the reduction in invested assets resulting from the decline in fixed rate contracts inforce.

Policy benefits increased $0.1 million (or 18%) and $1.2 million (or 94%) during the current three and nine month periods, respectively, as compared to the same periods in 2000. The increases in policy benefits are primarily due to increased variable annuity death benefit expense incurred under guaranteed minimum death benefit provisions.

Amortization of deferred policy acquisition costs increased $0.7 million and $0.4 million during the current three and nine month periods ended September 30, 2001, as compared to the same periods in 2000. During the third quarter 2000, the Company revised its future gross profit assumptions on certain life insurance business. The retrospective adjustment of the Company's deferred policy acquisition costs resulted in a $0.7 million decrease in amortization of deferred policy acquisition costs. Excluding this adjustment, amortization of deferred policy acquisition costs remained flat during the current three month period and decreased $0.3 million during the current nine month period, as compared to the same periods in 2000. This decrease is primarily due to the decrease in asset based variable annuity policy charge revenue.

Insurance expenses and taxes increased $0.5 million (or 48%) and $0.4 million (or 11%) during the current three and nine month periods ended September 30, 2001, as compared to the same periods in 2000. The increases are primarily due to a $0.7 million increase in costs related to the consolidation of the Company's policy administration service centers.

SEGMENT INFORMATION

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

The decreases in other net revenues and other net earnings during the current three and nine months periods are primarily due to a reduction in net investment income resulting from the Company's $35.0 million dividend payment to MLIG during the fourth quarter 2000.

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

                                       ML LIFE INSURANCE COMPANY OF NEW YORK

                                         /s/  MATTHEW J. RIDER
                                       -----------------------------------------

                                              Matthew J. Rider
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

Date: November 12, 2001