Form 10-K405
period 2001-12-31
ML LIFE INSURANCE CO OF NEW YORK
filed 2002-03-28
CIK 862923

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

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

        The Registrant is currently licensed to conduct life insurance and annuity business in nine states. It currently markets its annuity products and variable life insurance products only in the state of New York. During 2001, annuity and life insurance sales were made principally in New York (97%, as measured by total contract owner deposits).

        The Registrant's life insurance and annuity products are sold by licensed agents affiliated with Merrill Lynch Life Agency, Inc. ("MLLA"), a wholly owned subsidiary of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), pursuant to a general agency agreement by and between the Registrant and MLLA. At December 31, 2001, approximately 1,266 agents of MLLA were authorized to act for the Registrant.

Item 2. Properties.

        The Registrant's home office is located at 100 Church Street, 11th Floor, New York, New York. This office space is leased from MLPF&S. In addition, personnel performing services for the Registrant pursuant to its Management Services Agreement operate in MLIG office space. MLIG occupies certain office space in Princeton, New Jersey through Merrill Lynch & Co. An allocable share of the cost of each of these premises is paid by the Registrant through the service agreement with MLIG. Merrill Lynch Insurance Group
Services, Inc. ("MLIGS"), an affiliate of MLIG owns office space in Jacksonville, Florida. MLIGS also leases certain office space in Springfield, Massachusetts from Picknelly Family Limited Partnership. During 2001, MLIGS consolidated operations into the Jacksonville, Florida location. MLIGS continues to lease the office space in Springfield, Massachusetts, although there are no personnel at that location.


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

        During 2001, the Registrant did not pay any dividends. During 2000, the Registrant paid a $35,000,000 dividend to MLIG. No other cash dividends have been declared on Registrant's common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of New York, notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. See
Note 7 to the Registrant's financial statements.

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

FINANCIAL EXPOSURE RELATED TO THE EVENTS OF SEPTEMBER 11, 2001

ML of New York has determined that its financial exposure related to the events and aftermath of the terrorist attacks ("Attacks") on September 11, 2001 can be characterized into the following risk categories: mortality risk, equity price risk, and credit risk. The following discusses each type of risk in greater detail and its impact, either actual or potential, on ML of New York.

Mortality Risk - In quantifying mortality risk directly associated with the Attacks, ML of New York has not experienced a material financial impact due to reported death claims and does not anticipate a material financial impact of death claims incurred but not reported. Mitigating factors of direct mortality risk include i) the average age of ML of New York's contract owners is low to mid-70s, thus it is unlikely that a large concentration were working at the Attack sites, and ii) ML of New York has minimal exposure to mortality risks assumed from other life insurance companies.

Equity Price Risk - The significant decrease in the U.S. equity market that occurred after the Attacks has negatively impacted ML of New York's earnings and future earnings via the following:

- Reductions in separate accounts assets. Asset based fees collected on separate accounts assets are a primary source of earnings for ML of New York, thus lower asset balances will result in lower fee income. During the month of September 2001, ML of New York's separate accounts assets decreased $64.6 million, or 7% as compared to August 2001. A decrease of approximately $66.1 million was due to negative investment performance in the underlying mutual funds supporting variable products. Although investment performance rebounded during the fourth quarter 2001, earnings have been negatively impacted due to this reduction in separate accounts assets.
- Increased exposure to guaranteed minimum death benefits. Due to decreasing variable contract owner account values, there is an increasing number of contracts, and amounts per contract, in which guaranteed minimum death benefits exceed those contract owner account values. This may result in greater future mortality expense given the current reduced level of variable account balances.

Credit Risk - Airline, insurance, and hotel & tourism sectors have been particularly impacted by the Attacks. As such, credit quality within those sectors has been negatively affected. ML of New York monitors its credit exposure to these sectors on a daily basis. ML of New York has not incurred any realized losses due to the sale or book value writedown of any securities in the sectors noted above.

Technology - ML of New York's policy administration systems were not impacted by the Attacks and contract owner processing for all fixed product transactions continued as normal. Variable product processing was suspended during the closure of the stock exchanges and resumed on Monday, September 17. Also, ML of New York relocated certain financial systems to a designated disaster recovery location in accordance with Merrill Lynch & Co. policy.

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

Demographically, the population is aging, which favors life insurance and annuity products. During June 2001, Congress passed the Economic Growth and Tax Relief Reconciliation Act of 2001 (the "Act"). The primary provision in the Act that impacted the insurance industry was the reform and eventual repeal of the estate tax. Under the new tax law, the annual estate tax exemption will increase from $0.675 million in 2001 to $3.5 million in 2009, with an anticipated complete repeal of the estate tax in 2010. ML of New York does not offer estate planning life insurance products.

SERVICE CENTER INTEGRATION

During the second quarter 2001, ML of New York announced plans to consolidate its life and annuity policy administration service centers into one location. The objective of this initiative is to provide high quality service with a single point of contact for all of ML of New York's touchpoints, including contract owners, Financial Advisors, District Annuity Specialists, and Wealth Management Specialists. In addition, the consolidation is consistent with Merrill Lynch & Co.'s goals of integrating for efficiency, minimizing business risk, and maximizing the client experience. The consolidation was completed during the third quarter 2001. Costs incurred related to the consolidation were $1.0 million, with the majority of these costs reported in the third quarter. ML of New York anticipates future annual expense savings of approximately $0.5 million.

ECONOMIC ENVIRONMENT

ML of New York's financial position and/or results of operations are primarily impacted by the following economic factors:

-       fluctuations in medium term interest rates
-       fluctuations in credit spreads
-       equity market performance

ML of New York defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During 2001, medium term interest rates decreased approximately 101 basis points to yield, on average, 4.12% at December 31, 2001.

ML of New York defines credit spreads as the interest rate spread between the 5-year U.S Treasury Bond Index and the 5-year Corporate Industrial Bond Index. During 2001, credit spreads contracted approximately 32 basis points to end the year at 146 basis points.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). Despite a rebound in the U.S. equity market during the fourth quarter 2001, all three indices closed significantly lower from their respective levels at December 31, 2000. During 2001, the Dow, NASDAQ and S&P Index decreased 7.1%, 21.1% and 13.0%, respectively. Although the investment performance in the underlying mutual funds supporting ML of New York's variable products do not replicate the returns on any specific U.S. equity market index; investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

NEW BUSINESS

ML of New York sells variable and interest sensitive life insurance and annuity products through Merrill Lynch & Co.'s retail network of Financial Advisors. ML of New York competes for Merrill Lynch & Co.'s clients' life insurance and annuity business with unaffiliated insurers whose products are also sold through Merrill Lynch & Co.'s retail network, and with insurers who solicit this business directly. The product lines that ML of New York offers are focused in the highly competitive market segment of retirement and death benefit planning. ML of New York competes in this market segment by integrating its products into Merrill Lynch & Co.'s planning-based financial management program.

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

ML of New York has strategically placed its marketing emphasis on the sale of variable annuities, variable life insurance products, and modified guaranteed annuities. These products are designed to address the retirement and death benefit planning needs of Merrill Lynch & Co.'s clients. ML or New York offers three types of variable annuity products. These products are differentiated by the degree of liquidity afforded to the contract owner. The B-Share variable annuity contains a seven year surrender charge period, the L-Share variable annuity (introduced in the fourth quarter 2001) contains a three year surrender charge period, and the C-Share variable annuity has no surrender charge period. Each variable annuity product provides tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. ML of New York offers a variable life insurance product that provides life insurance protection and allows the contract owner to allocate the cash value of the policy to underlying diversified mutual fund portfolios. The modified guaranteed annuity product also provides tax-deferred retirement savings through a guaranteed fixed interest rate for a period selected by the contract owner, but imposes a market value adjustment for withdrawals prior to the expiration of the guarantee period. The following table summarizes ML of New York's sales activity for the three years ending December 31, 2001:

                                        (In Millions)                     % Change
                            -------------------------------------- ------------------------
                                2001         2000         1999     2001 - 2000  2000 - 1999
                            ------------ ------------ ------------ ------------ -----------
Variable Annuities:

   C-Share                  $    71.5    $       -    $      -        100%          -%

   B-Share                       36.5         74.3        78.1        -51          -5

   L-Share                        1.2            -           -        100           -
                            ---------    ---------    --------     ------       -----

                                109.2         74.3        78.1         47          -5
                            ---------    ---------    --------     ------       -----


Variable Life Insurance           4.3          5.2         7.4        -17         -30

Modified Guaranteed
Annuities                         0.8          3.1         1.8        -74          72


Other                             0.4          0.1         0.2        300         -50
                            ---------    ---------    --------     ------       -----



  Total Direct Premiums     $   114.7    $    82.7    $   87.5         39%         -5%
                            =========    =========    ========     ======       =====

ML of New York's total sales increased 39% during 2001, as compared to a 5% decrease during 2000. Variable annuity sales increased $34.9 million (or 47%) during 2001 and continue to dominate overall sales by comprising 95%, 90%, and 89% of total direct premiums during 2001, 2000, and 1999, respectively. During 2001, variable annuity sales were favorably impacted by the introduction of the C-Share variable annuity product.

Management believes that variable annuity sales are impacted by the performance of the equity markets, therefore future variable annuity sales could be negatively impacted by the continuation of:

-       equity market volatility, or
- the decline in the equity markets from what was experienced during 2001 and 2000

Merrill Lynch & Co. offers an optional asset allocation service to ML of New York's B-Share variable annuity contract owners. An investment advisor allocates the participating contract owner's account value among the available underlying mutual fund portfolios based on the contract owner's investment objectives and risk tolerance. ML of New York does not receive any financial remuneration from Merrill Lynch & Co. for this service; however, management believes that its availability has had a positive effect on variable annuity sales volume.

Modified guaranteed annuity sales decreased $2.3 million (or 74%) during 2001 as compared to 2000. Modified guaranteed annuity products offer a fixed interest crediting rate reflective of the current interest rate environment, thus increases or decreases in sales tend to have a direct relationship to changes in interest rates. During 2001, modified guaranteed annuity sales were negatively impacted by the lower interest rate environment as compared to 2000.

FINANCIAL CONDITION

At December 31, 2001, ML of New York's assets were $1,301.6 million, or $43.8 million lower than the $1,345.4 million in assets at December 31, 2000 primarily due to a decrease in separate account assets. During the same time, separate accounts assets decreased $42.5 million (or 4%) to $993.1 million primarily due to unfavorable investment performance associated with the general decline in the U.S. equity market. Changes in separate account assets during 2001 by quarter were as follows:

(In Millions)                     1Q01        2Q01         3Q01        4Q01        Total
                              -----------  ----------  ----------- -----------  -----------
Net investment gain
 (loss) - variable
 products                     $   (89.6)   $    43.6   $  (108.2)   $  85.5     $  (68.7)

Net cash inflow
 (outflow) - variable
 products                          (5.6)        12.4         7.2       12.2         26.2
                              -----------  ----------  ----------- -----------  -----------
                              $   (95.2)   $    56.0   $  (101.0)   $  97.7     $  (42.5)
                              ===========  ==========  =========== ===========  ===========

During 2001, ML of New York experienced contract owner deposits that exceeded withdrawals by $25.3 million. The components of contract owner transactions were as follows:

(In Millions)                                                                        2001
                                                                                 -----------
Premiums collected                                                               $    114.7
Internal tax-free exchanges                                                            (7.7)
                                                                                 -----------
     Net contract owner deposits                                                      107.0


Contract owner withdrawals                                                            126.3
Net transfers to/from separate accounts                                               (44.6)
                                                                                 -----------

     Net contract owner withdrawals                                                    81.7
                                                                                 -----------


Net contract owner activity                                                      $     25.3
                                                                                 ===========


ML of New York maintains a conservative general account investment portfolio. ML of New York has no mortgage or real estate investments. The following schedule identifies ML of New York's general account invested assets by type:

Investment Grade Fixed Maturity Securities (Rated A or higher)...............       39%
Policy Loans.................................................................       37%
Investment Grade Fixed Maturity Securities (Rated BBB).......................       17%
Equity Securities............................................................        5%
Non-Investment Grade Fixed Maturity Securities...............................        2%
                                                                                 ------
                                                                                   100%
                                                                                 ======


ML of New York's investment in collateralized mortgage obligations ("CMO") and mortgage backed securities ("MBS") had a carrying value of $2.9 million as of December 31, 2001. At December 31, 2001, all of ML of New York's CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from similarly rated corporate securities.

As of December 31, 2001, ML of New York had 2,169 life insurance and annuity contracts inforce with interest rate guarantees. The estimated average rate of interest credited on behalf of contract owners was 4.86% during 2001. Invested assets supporting liabilities with interest rate guarantees had an estimated effective yield of 6.39% during 2001. The number of life insurance and annuity contracts inforce with interest rate guarantees decreased 10% as compared to 2000.

LIQUIDITY AND CAPITAL RESOURCES

ML of New York's liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has inforce. ML of New York has developed and utilizes a cash flow projection system and regularly performs asset / liability duration matching in the management of its asset and liability portfolios. ML of New York anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 2001, ML of New York's assets included $164.4 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

In order to continue to issue life insurance and annuity products, ML of New York must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles ("GAAP") in two major respects. First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves for new business in some cases may initially exceed the statutory revenues attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

The National Association of Insurance Commissioners utilizes the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company's risk profile. As of December 31, 2001 and 2000, based on the RBC formula, ML of New York's total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.

ML of New York has received claims paying ability ratings from the major insurance rating agencies as follows: A.M. Best - "A+" and Standard and Poors - "AA-".

ML of New York has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks that ML of New York assumes, but will allow ML of New York to reduce its absolute level of surplus. In implementing this plan, ML of New York paid $35.0 million in dividends to MLIG during 2000. No dividends were paid during 2001 and 1999.

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

MANAGEMENT ESTIMATES

ML of New York amortizes deferred policy acquisition costs based on the expected future gross profits for each group of contracts. In estimating future gross profits, management makes assumptions regarding such factors as policy charge revenue, investment performance, policy lapse rates, mortality, and expenses for the expected life of each group of contracts. Actual gross profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Management periodically updates these estimates and evaluates the recoverability of deferred policy acquisition costs. The impact of revisions to estimates on cumulative amortization is recorded as a charge or credit to current operations. During 2001 and 2000, ML of New York credited earnings, via a reduction in amortization of deferred policy acquisition costs, $0.8 million and $0.7 million, respectively.

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

2001 compared to 2000

ML of New York recorded net earnings of $4.3 million and $10.1 million for 2001 and 2000, respectively.

Policy charge revenue decreased $1.5 million (or 7%) during 2001 as compared to 2000. The decrease in policy charge revenue is primarily attributable to the decrease in average variable account balances. Average variable account balances decreased $108.3 million (or 10%) during 2001 as compared to 2000. During the same time period, asset based policy charges decreased $1.1 million (or 9%) consistent with the reduction in the separate accounts assets. Non-asset based charges decreased $0.4 million (or 5%) as compared to 2000 primarily due to a decrease in cost of insurance charges.

Net earnings derived from interest spread decreased $1.8 million during 2001 as compared to 2000. The decrease in interest spread is primarily a result of ML of New York's $35.0 million dividend payment to MLIG during the fourth quarter 2000, as well as the reduction in invested assets resulting from the decline in fixed rate contracts inforce.

Net realized investment losses increased $2.4 million during 2001 as compared to 2000. The increase in net realized investment losses is due to an increase in credit related losses. Current period credit related losses were due to asset sales and book value writedowns of one security holding.

Policy benefits increased $1.3 million (or 71%) during 2001 as compared to 2000. The increase in policy benefits is primarily due to a $1.7 million increase in variable annuity death benefit expense incurred under guaranteed minimum death benefit provisions. Partially offsetting this increase is decreased mortality for variable life insurance products.

Amortization of deferred policy acquisition costs decreased $0.5 million (or 12%) to $3.5 million during 2001. The decrease in amortization of deferred policy acquisition costs is primarily due to the decrease in asset based variable annuity policy charge revenue.

Insurance expenses and taxes increased $0.7 million (or 16%) during 2001 as compared to 2000. The increase in insurance expenses and taxes is primarily due to $1.0 million of costs related to the consolidation of ML of New York's policy administration service centers.

ML of New York's effective federal income tax rate increased to 45% for 2001 from 32% for 2000. During 2001, ML of New York recorded a $0.8 million (net of tax) adjustment for interest expense. Excluding this interest expense adjustment, ML of New York's effective federal income tax rate was 34% for 2001.

2000 compared to 1999

ML of New York recorded net earnings of $10.1 million and $6.6 million for 2000 and 1999, respectively.

Policy charge revenue increased $3.2 million (or 19%) during 2000 as compared to 1999 primarily due to an increase in average variable account balances. Average variable account balances increased $138.9 million (or 15%) during 2000 as compared to 1999. During the same time period, asset based policy charges increased $1.7 million (or 17%) consistent with the growth in the separate accounts assets. Non-asset based charges increased $1.5 million (or 22%) as compared to 1999 primarily due to increases in cost of insurance charges and deferred policy load revenue and a decrease in market value adjustment expense on the modified guaranteed annuity product.

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

Amortization of deferred policy acquisition costs decreased $0.9 million (or 18%) to $4.0 million during 2000. The retrospective adjustment of deferred policy acquisition costs that occurred during 2000 resulted in a $0.8 million decrease in amortization of deferred policy acquisition costs as compared to 1999 (see Management Estimates, above).

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

        Segment                  2001                   2000                   1999
        -------                  ----                   ----                   ----
Life Insurance                    $1.9                   $2.8                   $2.6
Annuities                          1.8                    5.3                    2.4
Other                              0.6                    2.0                    1.6

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with ML of New York's consolidated financial condition and results of operations presented herein.

The decrease in annuity net earnings during 2001 as compared to 2000 is primarily due to the increase in net realized investment losses, as noted above.

The decrease in other net earnings during 2001 as compared to 2000 is primarily due to a reduction in net investment income resulting from the Company's $35.0 million dividend payment to MLIG during the fourth quarter 2000.

ML of New York is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2001.

Inflation

ML of New York's operations have not been materially impacted by inflation and changing prices during the preceding three years.

Item 7A. Quantitive and Qualitative Disclosures About Market Risk

Market risk is the potential change in a financial instrument's value caused by fluctuations in certain underlying risk factors. ML of New York is primarily subject to market risk resulting from fluctuations in interest rates, credit spreads, credit risk, and equity prices.

A number of assumptions must be made to obtain the expected fair value changes illustrated below. ML of New York has no reason to believe that historically simulated interest rate and credit spread movements have any predictive power for future fair value changes. The volatility experienced during recent years demonstrates the limitations of these models.

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

The following table presents the estimated net impact on the fair value of investments and interest sensitive liabilities resulting from various hypothetical interest rate scenarios, based on assumptions contained in ML of New York's model:

                              Change in Fair
                                  Value
                              (In Millions)
                            -------------------
Change in Interest           2001       2000
Rates
------------------------    -------    --------
+ 100 basis points          ($2.3)     ($2.0)
+ 50 basis points           ($1.1)     ($0.9)
- 50 basis points            $0.9       $0.9
- 100 basis points           $1.6       $1.7

ML of New York's model is based on existing business inforce as of year-end 2001 without considering the impact of new life insurance and annuity sales on assets or liabilities. The model incorporates ML of New York's fixed maturity securities and preferred equity investments excluding variable rate securities with rate resetting in less than ninety days, securities with a maturity of less than ninety days, and securities that are in or near default. The changes in interest rate scenarios, noted above, assume parallel shifts in the yield curve occurring uniformly throughout the year.

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

The following table presents the estimated net impact on the fair value of investments resulting from various hypothetical fluctuations in credit spreads, based on assumptions contained in ML of New York's model:

                                Change in Fair
                                    Value
                                (In Millions)
                              -------------------
Change in Credit Spreads       2001        2000
--------------------------    -------    --------
+ 50 basis points             ($2.6)     ($2.4)

+ 10 basis points             ($0.6)     ($0.5)

- 10 basis points              $0.4       $0.5

- 50 basis points              $2.3       $2.4

ML of New York's model is based on existing business inforce as of year-end 2001 without considering the impact of new life insurance and annuity sales on assets. The model incorporates ML of New York's fixed maturity securities and preferred equity investments excluding securities with a maturity of less than ninety days and securities that are in or near default. The changes in credit spreads, noted above, assume a uniform occurrence throughout the year.

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

Equity Price Risk

Equity price risk arises from the possibility that general reductions in equity prices will negatively affect the value of assets and liabilities, primarily separate accounts assets and separate accounts liabilities. General reductions in equity prices impact ML of New York in the following ways:

- Reductions in separate accounts assets. Asset based fees collected on separate accounts assets are a primary source of earnings for ML of New York, thus lower asset balances will result in lower fee income.
- Increased exposure to guaranteed minimum death benefits. Decreasing variable contract owner account values increases the number of contracts, as well as amounts per contract, in which guaranteed minimum death benefits exceed those variable contract owner account balances. This may result in greater future mortality expense.
-   Potential hindrance of sales and marketing efforts for variable products.

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

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.

                  (a)      Financial Statements and Exhibits.

                           (1) The following financial statements of the Registrant are filed as part of this report:

                           a. Independent Auditors' Report dated February 25, 2002.

                           b.       Balance Sheets at December 31, 2001 and
                                    2000.

                           c. Statements of Earnings for the Years Ended December 31, 2001, 2000 and 1999.

                           d. Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999.

                           e. Statements of Stockholder's Equity for the Years Ended December 31, 2001, 2000 and 1999.

                           f. Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

                           g. Notes to Financial Statements for the Years Ended December 31, 2001, 2000 and 1999.

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

              24.11 Power of attorney of Matthew J. Rider. (Incorporated by reference to Exhibit 24.11 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed April 2,
                     2001.)

              24.12 Power of attorney of Christopher J. Grady. (Incorporated by reference to Exhibit 24.12 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed April 2,
                     2001.)

              24.13 Power of attorney of H. McIntyre Gardner. (Incorporated by reference to ML of New York Variable Annuity Separate Account A's registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.)

              24.14 Power of attorney of Joseph Justice. (Incorporated by reference to ML of New York Variable Annuity Separate Account A's registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.)

              24.15 Power of attorney of Nikos K. Kardassis. (Incorporated by reference to ML of New York Variable Annuity Separate Account A's registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.)

              24.16 Power of attorney of Lori M. Salvo. (Incorporated by reference to ML of New York Variable Annuity Separate Account A's registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.)

       (b)    Reports on Form 8-K.

              No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 2001.

                          INDEX TO FINANCIAL STATEMENTS
Independent Auditors' Report...............................................................................

Balance Sheets at December 31, 2001 and 2000...............................................................

Statements of Earnings for the Years Ended December 31, 2001, 2000 and 1999................................

Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999....................

Statements of Stockholder's Equity for the Years Ended December 31, 2001, 2000 and 1999....................

Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999..............................

Notes to Financial Statements for the Years Ended December 31, 2001, 2000 and 1999.........................

INDEPENDENT AUDITORS' REPORT



The Board of Directors of
ML Life Insurance Company of New York:

We have audited the accompanying balance sheets of ML Life Insurance Company of New York (the "Company"), a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc., as of December 31, 2001 and 2000, and the related statements of earnings, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.







Deloitte & Touche, LLP
New York, New York

February 25, 2002

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000
(Dollars in thousands, except common stock par value and shares)
-------------------------------------------------------------------------------


ASSETS                                                  2001            2000
------                                                  ----            ----
INVESTMENTS:
Fixed maturity securities, at estimated fair value
(amortized cost: 2001 - $142,945; 2000 - $142,648)   $  143,731   $  140,657
Equity securities, at estimated fair value
(cost: 2001 - $11,871; 2000 - $18,313)                   11,650       17,695
Policy loans on insurance contracts                      92,967       90,367
                                                     ----------   ----------
Total Investments                                       248,348      248,719


CASH AND CASH EQUIVALENTS                                20,524       19,514
ACCRUED INVESTMENT INCOME                                 4,648        4,621
DEFERRED POLICY ACQUISITION COSTS                        30,915       30,195
FEDERAL INCOME TAXES - DEFERRED                              --          581
FEDERAL INCOME TAXES - CURRENT                               --           62
REINSURANCE RECEIVABLES                                     305        1,978
OTHER ASSETS                                              3,844        4,099
SEPARATE ACCOUNTS ASSETS                                993,056    1,035,626
                                                     ----------   ----------





TOTAL ASSETS                                         $1,301,640   $1,345,395
                                                     ==========   ==========







See accompanying notes to financial statements.

--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDER'S EQUITY                             2001            2000
------------------------------------                             ----            ----
LIABILITIES:
   POLICYHOLDER LIABILITIES AND ACCRUALS:
      Policyholders' account balances                        $   231,016    $   239,140
      Claims and claims settlement expenses                        4,109          4,938
                                                             -----------    -----------
               Total policyholder liabilities and accruals       235,125        244,078

   OTHER POLICYHOLDER FUNDS                                        1,125            986
   FEDERAL INCOME TAXES - DEFERRED                                 2,752             --
   FEDERAL INCOME TAXES - CURRENT                                    295             --
   AFFILIATED PAYABLES - NET                                         459            926
   OTHER LIABILITIES                                                 981          2,176
   SEPARATE ACCOUNTS LIABILITIES                                 993,056      1,035,626
                                                             -----------    -----------
               Total Liabilities                               1,233,793      1,283,792
                                                             -----------    -----------

STOCKHOLDER'S EQUITY:
   Common stock, $10 par value - 220,000 shares
      authorized, issued and outstanding                           2,200          2,200
   Additional paid-in capital                                     52,310         52,310
   Retained earnings                                              14,476         10,147
   Accumulated other comprehensive loss                           (1,139)        (3,054)
                                                             -----------    -----------
               Total Stockholder's Equity                         67,847         61,603
                                                             -----------    -----------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $ 1,301,640    $ 1,345,395
                                                             ===========    ===========

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Dollars in thousands)
---------------------------------------------------------

                                                                    2001        2000        1999
                                                                    ----        ----        ----
REVENUES:
   Policy charge revenue                                          $ 18,723    $ 20,216    $ 17,046
   Net investment income                                            15,870      18,687      19,400
   Net realized investment losses                                   (2,477)        (98)     (3,100)
                                                                  --------    --------    --------

            Total Revenues                                          32,116      38,805      33,346
                                                                  --------    --------    --------

BENEFITS AND EXPENSES:
   Interest credited to policyholders' account balances             10,925      11,910      12,013
   Policy benefits (net of reinsurance recoveries: 2001 - $648;
     2000 - $2,419; 1999 - $542)                                     3,050       1,787         632
   Reinsurance premium ceded                                         1,947       2,011       1,822
   Amortization of deferred policy acquisition costs                 3,500       3,969       4,845
   Insurance expenses and taxes                                      4,820       4,147       4,195
                                                                  --------    --------    --------

            Total Benefits and Expenses                             24,242      23,824      23,507
                                                                  --------    --------    --------

            Earnings Before Federal Income Tax Provision             7,874      14,981       9,839
                                                                  --------    --------    --------

FEDERAL INCOME TAX PROVISION (BENEFIT):
   Current                                                           1,243       2,855       4,805
   Deferred                                                          2,302       1,979      (1,555)
                                                                  --------    --------    --------

            Total Federal Income Tax Provision                       3,545       4,834       3,250
                                                                  --------    --------    --------


NET EARNINGS                                                      $  4,329    $ 10,147    $  6,589
                                                                  ========    ========    ========



See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Dollars in thousands)
-------------------------------------------------------------------------------


                                                                 2001      2000        1999
                                                                 ----      ----        ----
NET EARNINGS                                                  $  4,329    $ 10,147    $  6,589
                                                              --------    --------    --------

OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains (losses) on
    available-for-sale securities:
     Net unrealized holding gains (losses)
       arising during the period                                   936       5,667     (14,221)
     Reclassification adjustment for losses
       included in net earnings                                  2,238         110       3,708
                                                              --------    --------    --------

     Net unrealized gains (losses) on investment securities      3,174       5,777     (10,513)

     Adjustments for:
              Policyholder liabilities                            (228)     (1,971)      3,496
              Deferred federal income taxes                     (1,031)     (1,332)      2,456
                                                              --------    --------    --------

   Total other comprehensive income (loss), net of tax           1,915       2,474      (4,561)
                                                              --------    --------    --------

COMPREHENSIVE INCOME                                          $  6,244    $ 12,621    $  2,028
                                                              ========    ========    ========




See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Dollars in thousands)
-------------------------------------------------------------------------------


                                                                            Accumulated
                                                  Additional                    other          Total
                                       Common      paid-in      Retained    comprehensive   stockholder's
                                       stock       capital      earnings         loss          equity
                                    ----------------------------------------------------------------------
BALANCE, JANUARY 1, 1999            $  2,200      $ 66,259       $ 14,462       $   (967)      $ 81,954

   Net earnings                                                     6,589                         6,589
   Other comprehensive loss,
     net of tax                                                                   (4,561)        (4,561)
                                    --------      --------       --------       --------       --------

BALANCE, DECEMBER 31, 1999             2,200        66,259         21,051         (5,528)        83,982

   Dividend to parent                              (13,949)       (21,051)                      (35,000)
   Net earnings                                                    10,147                        10,147
   Other comprehensive income,
     net of tax                                                                    2,474          2,474
                                    --------      --------       --------       --------       --------

BALANCE, DECEMBER 31, 2000             2,200        52,310         10,147         (3,054)        61,603

   Net earnings                                                     4,329                         4,329
   Other comprehensive
     income, net of tax                                                            1,915          1,915
                                    --------      --------       --------       --------       --------

BALANCE, DECEMBER 31, 2001          $  2,200      $ 52,310       $ 14,476       $ (1,139)      $ 67,847
                                    ========      ========       ========       ========       ========







See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Dollars in thousands)
-------------------------------------------------------------------------------


                                                                         2001           2000             1999
                                                                         ----           ----             ----
Cash Flows From Operating Activities:
  Net earnings                                                       $   4,329       $  10,147       $   6,589
  Noncash items included in earnings:
    Amortization of deferred policy acquisition costs                    3,500           3,969           4,845
    Capitalization of policy acquisition costs                          (4,220)         (4,461)         (4,806)
    Amortization of investments                                            307             343             429
    Interest credited to policyholders' account balances                10,925          11,910          12,013
    Provision (benefit) for deferred Federal income tax                  2,302           1,979          (1,555)
  (Increase) decrease in operating assets:
    Accrued investment income                                              (27)            369             (22)
    Federal income taxes - current                                          62             (62)             --
    Reinsurance receivables                                              1,673          (1,825)            499
    Other                                                                  255            (790)            952
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                                 (829)          1,176             776
    Other policyholder funds                                               139            (209)           (588)
    Federal income taxes - current                                         295          (1,420)             73
    Affiliated payables                                                   (467)           (104)           (223)
    Other                                                               (1,198)           (238)            290
  Other operating activities:
    Net realized investment losses (excluding gains on cash and
      cash equivalents)                                                  2,478              98           3,100
                                                                     ---------       ---------       ---------

      Net cash and cash equivalents provided by operating
      activities                                                        19,524          20,882          22,372
                                                                     ---------       ---------       ---------

Cash Flow From Investing Activities:
  Proceeds from (payments for):
    Sales of available-for-sale securities                              24,345           9,320         171,785
    Maturities of available-for-sale securities                         31,446          27,935          40,227
    Purchases of available-for-sale securities                         (52,428)        (12,859)       (189,067)
    Policy loans on insurance contracts                                 (2,600)         (2,202)            (82)
                                                                     ---------       ---------       ---------

      Net cash and cash equivalents provided by investing
      activities                                                           763          22,194          22,863
                                                                     ---------       ---------       ---------






See accompanying notes to financial statements.                   (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)


STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)
(Dollars in thousands)
-------------------------------------------------------------------------------


                                                                          2001           2000              1999
                                                                          ----           ----              ----
Cash Flows from Financing Activities:
  Proceeds from (payments for):
    Dividends paid to parent                                           $      --       $ (35,000)      $      --
    Policyholder deposits                                                107,009          77,338          79,889
    Policyholder withdrawals (including transfers to/from
    separate accounts)                                                  (126,286)       (100,095)       (109,636)
                                                                       ---------       ---------       ---------

       Net cash and cash equivalents used by financing activities        (19,277)        (57,757)        (29,747)
                                                                       ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,010         (14,681)         15,488

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                      19,514          34,195          18,707
                                                                       ---------       ---------       ---------

   End of year                                                         $  20,524       $  19,514       $  34,195
                                                                       =========       =========       =========

Supplementary Disclosure of Cash Flow Information:
   Cash paid to affiliates for:
     Federal income taxes                                              $     886       $   4,337       $   4,732
     Interest                                                                 64              91              85









See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)
-------------------------------------------------------------------------------

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   DESCRIPTION OF BUSINESS: ML Life Insurance Company of New York (the "Company") is a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co."). The Company is domiciled in the State of New York.

   The Company sells non-participating life insurance and annuity products including variable life insurance, variable annuities, market value adjusted annuities and immediate annuities. The Company is licensed to sell insurance and annuities in nine states; however, it currently limits its marketing activities to the State of New York. The Company markets its products solely through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated ("MLPF&S"), a wholly owned broker-dealer subsidiary of Merrill Lynch & Co.

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

   The significant accounting policies and related judgements underlying the Company's financial statements are summarized below. In applying these policies, management makes subjective and complex judgements that frequently require estimates about matters that are inherently uncertain. Many of these policies are common in the insurance industry; others are specific to the Company's business and operations.

   For the purpose of reporting cashflows, cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less.

   To facilitate comparisons with the current year, certain amounts in the prior years have been reclassified.

   REVENUE RECOGNITION: Revenues for variable annuity contracts consist of policy charges for mortality and expense risks, administration fees, and annual contract maintenance charges, as well as withdrawal charges assessed on contracts surrendered during the withdrawal charge period.

   Revenues for variable life insurance contracts consist of policy charges for mortality and expense risks, cost of insurance fees, and amortization of deferred sales charges, as well as withdrawal charges assessed on contracts surrendered during the withdrawal charge period.

   Revenues for interest-sensitive annuity contracts (market value adjusted annuities and immediate annuities) and interest-sensitive life insurance contracts (single premium whole life insurance - not currently marketed) consist of investment income and withdrawal charges assessed on contracts surrendered during the withdrawal charge period.

   INVESTMENTS: The Company's investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included in stockholder's equity as a component of accumulated other comprehensive loss, net of tax. If management determines that a decline in the value of a security is other-than-temporary, based on the review of current market conditions and credit quality, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss.

   For fixed maturity securities, premiums are amortized to the earlier of the call or maturity date, discounts are accreted to the maturity date, and interest income is accrued daily. For equity securities, dividends are recognized on the dividend declaration date. Realized gains and losses on the sale or maturity of investments are determined on the basis of specific identification. Investment transactions are recorded on the trade date.

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

   During 1990, the Company entered into an assumption reinsurance agreement with an unaffiliated insurer. The acquisition costs relating to this agreement are being amortized over a twenty-five year period using an effective interest rate of 7.5%. This reinsurance agreement provided for payment of contingent ceding commissions, for a ten year period, based upon the persistency and mortality experience of the insurance contracts assumed. Any payments made for the contingent ceding commissions were capitalized and amortized using an identical methodology as that used for the initial acquisition costs. The following is a reconciliation of the acquisition costs related to the reinsurance agreement for the years ended December 31:

                               2001           2000          1999
                               ----           ----          ----
   Beginning balance        $ 12,765       $ 12,396       $ 12,784
   Capitalized amounts            17          1,237          1,336
   Interest accrued              957            930            959
   Amortization               (2,398)        (1,798)        (2,683)
                            --------       --------       --------
   Ending balance           $ 11,341       $ 12,765       $ 12,396
                            ========       ========       ========


   The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. The amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

                                   2002           $   664
                                   2003           $   660
                                   2004           $   684
                                   2005           $   724
                                   2006           $   806

   SEPARATE ACCOUNTS: Separate Accounts are established in conformity with New York State Insurance Law and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to general claims of the Company only to the extent the value of such assets exceeds Separate Accounts liabilities.

   Net investment income and net realized and unrealized gains (losses) attributable to Separate Accounts assets accrue directly to the contract owner and are not reported as revenue in the Company's statements of earnings.

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

   POLICYHOLDERS' ACCOUNT BALANCES: Liabilities for the Company's universal life type contracts, including its life insurance and annuity products, are equal to the full accumulation value of such contracts as of the valuation date plus deficiency reserves for certain products. Interest-crediting rates for the Company's fixed-rate products are as follows:

   Interest-sensitive life products                4.00%
   Interest-sensitive deferred annuities           3.00% - 7.40%
   Immediate annuities                             3.00% - 8.80%

   These rates may be changed at the option of the Company after initial guaranteed rates expire, unless contracts are subject to minimum interest rate guarantees.

   CLAIMS AND CLAIMS SETTLEMENT EXPENSES: Liabilities for claims and claims settlement expenses equal the death benefit (plus accrued interest) for claims that have been reported to the Company but have not settled and an estimate, based upon prior experience, for unreported claims.

   INCOME TAXES: The results of operations of the Company are included in the consolidated Federal income tax return of Merrill Lynch & Co. The Company has entered into a tax-sharing agreement with Merrill Lynch & Co. whereby the Company will calculate its current tax provision based on its operations. Under the agreement, the Company periodically remits to Merrill Lynch & Co. its current federal income tax liability.

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

   DERIVATIVES: On January 1, 2001, the Company adopted the provisions of SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No.133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. At December 31, 2001, the fair value of derivatives was immaterial. The accounting treatment for changes in fair value for derivatives is dependent upon whether the derivative qualifies for hedge accounting. As defined by SFAS No. 133, the Company does not have any derivatives that qualify for hedge accounting and, as such, changes in fair value of the Company's derivative instruments are recorded in earnings. At December 31, 2001, the change in fair value of derivatives did not have a material impact on earnings.

NOTE 2.     ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

   Financial instruments are carried at fair value or amounts that approximate fair value. The carrying value of financial instruments as of December 31 were:

                                                       2001          2000
                                                  ------------   -------------
   Assets:
      Fixed maturity securities (1)                $  143,731      $  140,657
      Equity securities (1)                            11,650          17,695
      Policy loans on insurance contracts (2)          92,967          90,367
      Cash and cash equivalents (3)                    20,524          19,514
      Separate Accounts assets (4)                    993,056       1,035,626
                                                   ----------      ----------

   Total financial instruments                     $1,261,928      $1,303,859
                                                   ==========      ==========


   (1) For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company utilizes pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 2001 and 2000, securities without a readily ascertainable market value, having an amortized cost of $24,264 and $23,284, had an estimated fair value of $23,902 and $22,906, respectively.

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

NOTE 3.    INVESTMENTS

   The amortized cost and estimated fair value of investments in fixed maturity and equity securities as of December 31 were:


                                                                         2001
                                              ----------------------------------------------------------
                                                  Cost /          Gross        Gross       Estimated
                                                 Amortized     Unrealized   Unrealized        Fair
                                                   Cost           Gains        Losses         Value
                                              --------------  ------------ ------------   ------------
   Fixed maturity securities:
      Corporate debt securities                $115,846        $  2,011        $  2,214        $115,643
      Mortgage-backed securities                  2,668             192              --           2,860
      U.S. government and agencies               22,433             829               7          23,255
      Foreign governments                         1,998              --              25           1,973
                                               --------        --------        --------        --------

        Total fixed maturity securities        $142,945        $  3,032        $  2,246        $143,731
                                               ========        ========        ========        ========

   Equity securities:
      Non-redeemable preferred stocks          $ 11,699        $     --        $    191        $ 11,508
      Common stocks                                 172              --              30             142
                                               --------        --------        --------        --------

           Total equity securities             $ 11,871        $     --        $    221        $ 11,650
                                               ========        ========        ========        ========

                                                                         2000
                                              --------------------------------------------------------
                                                  Cost /        Gross          Gross       Estimated
                                                 Amortized    Unrealized     Unrealized       Fair
                                                   Cost         Gains          Losses        Value
                                              -------------- ------------   ------------ -------------
   Fixed maturity securities:
      Corporate debt securities                $109,101        $    594        $  2,314        $107,381
      Mortgage-backed securities                  3,904             190              59           4,035
      U.S. government and agencies               27,645             239             263          27,621
      Foreign governments                         1,998              --             378           1,620
                                               --------        --------        --------        --------

        Total fixed maturity securities        $142,648        $  1,023        $  3,014        $140,657
                                               ========        ========        ========        ========

   Equity securities:
      Non-redeemable preferred stocks          $ 18,141        $     --        $    588        $ 17,553
      Common stocks                                 172              --              30             142
                                               --------        --------        --------        --------

           Total equity securities             $ 18,313        $     --        $    618        $ 17,695
                                               ========        ========        ========        ========


   The amortized cost and estimated fair value of fixed maturity securities at December 31, 2001 by contractual maturity were:

                                                                      Estimated
                                                      Amortized         Fair
                                                         Cost           Value
                                                    -----------     ------------
   Fixed maturity securities:
      Due in one year or less                       $ 18,164        $ 18,145
      Due after one year through five years           75,401          76,356
      Due after five years through ten years          31,961          31,469
      Due after ten years                             14,751          14,901
                                                    --------        --------
                                                     140,277         140,871


      Mortgage-backed securities                       2,668           2,860
                                                    --------        --------

        Total fixed maturity securities             $142,945        $143,731
                                                    ========        ========

   Fixed maturity securities not due at a single maturity date have been included in the preceding table in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

   The amortized cost and estimated fair value of fixed maturity securities at December 31, 2001 by rating agency equivalent were:

                                                               Estimated
                                                Amortized         Fair
                                                  Cost           Value
                                               ---------      -----------
   AAA                                         $ 36,256        $ 37,108
   AA                                             4,464           4,260
   A                                             54,320          54,787
   BBB                                           42,863          42,753
   Non-investment grade                           5,042           4,823
                                               --------        --------

        Total fixed maturity securities        $142,945        $143,731
                                               ========        ========

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

                                                     2001               2000
                                                     ----               ----
   Assets:
      Fixed maturity securities                     $   786           $(1,991)
      Equity securities                                (221)             (618)
      Federal income taxes - deferred                    --             1,645
                                                    -------           -------
                                                        565              (964)
                                                    -------           -------

   Liabilities:
      Federal income taxes - deferred                  (614)               --
      Policyholders' account balances                 2,318             2,090
                                                    -------           -------
                                                      1,704             2,090
                                                    -------           -------

   Stockholder's equity:
      Accumulated other comprehensive loss          $(1,139)          $(3,054)
                                                    =======           =======


   Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended December 31 were:

                                            2001         2000          1999
                                            ----         ----          ----
   Proceeds                              $ 24,345      $  9,320      $171,785
   Gross realized investment gains            223            43         1,357
   Gross realized investment losses         2,701           141         4,457

   The Company had investment securities with a carrying value of $1,017 and $1,023 that were deposited with insurance regulatory authorities at December 31, 2001 and 2000, respectively.

   Excluding investments in U.S. Government and Agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

   Net investment income arose from the following sources for the years ended December 31:

                                                   2001              2000               1999
                                                   ----              ----               ----
   Fixed maturity securities                    $  9,929           $ 10,643           $ 12,921
   Equity securities                               1,104              1,429              1,637
   Policy loans on insurance contracts             4,440              4,441              4,362
   Cash and cash equivalents                         760              2,635                932
   Other                                               1                  1                 29
                                                --------           --------           --------

   Gross investment income                        16,234             19,149             19,881
   Less investment expenses                         (364)              (462)              (481)
                                                --------           --------           --------

   Net investment income                        $ 15,870           $ 18,687           $ 19,400
                                                ========           ========           ========

   Net realized investment gains (losses), including other-than-temporary writedowns in carrying value, for the years ended December 31 were as follows:

                                            2001               2000              1999
                                            ----               ----              ----
   Fixed maturity securities               $(2,458)          $  (115)          $(1,938)
   Equity securities                           (20)               17            (1,162)
   Cash and cash equivalents                     1                --                --
                                           -------           -------           -------

   Net realized investment losses          $(2,477)          $   (98)          $(3,100)
                                           =======           =======           =======


NOTE 4.    FEDERAL INCOME TAXES

   The following is a reconciliation of the provision for income taxes based on earnings before federal income taxes, computed using the Federal statutory tax rate, versus the reported provision for income taxes for the years ended December 31:

                                                             2001        2000         1999
                                                             ----        ----         ----
   Provision for income taxes computed at Federal
   statutory rate                                           $ 2,756       $ 5,243       $ 3,444
   Increase (decrease) in income taxes resulting from:
         Interest adjustments                                   832            --            --
         Non-deductible fees                                     18            --            --
         Dividend received deduction                            (78)         (155)         (129)
         Foreign tax credit                                      17          (254)          (65)
                                                            -------       -------       -------
   Federal income tax provision                             $ 3,545       $ 4,834       $ 3,250
                                                            =======       =======       =======


   The Federal statutory rate for each of the three years in the period ended December 31, 2001 was 35%.

   The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

                                                          2001         2000         1999
                                                          ----         ----         ----
   Deferred policy acquisition costs                    $   440      $   622      $   332
   Policyholders' account balances                        1,859        1,006         (793)
   Investment adjustments                                     3          351       (1,113)
   Other                                                     --           --           19
                                                        -------      -------      -------

   Deferred Federal income tax provision (benefit)      $ 2,302      $ 1,979      $(1,555)
                                                        =======      =======      =======


   Deferred tax assets and liabilities as of December 31 are determined as follows:

                                                         2001        2000
                                                         ----        ----
   Deferred tax assets:
      Policyholders' account balances                   $ 2,951       $ 4,810
      Investment adjustments                              1,384         1,387
      Net unrealized investment loss on investment
      securities                                            614         1,645
                                                        -------       -------
           Total deferred tax assets                      4,949         7,842
                                                        -------       -------
   Deferred tax liabilities:
      Deferred policy acquisition costs                   7,701         7,261
                                                        -------       -------

           Net deferred tax asset (liability)           $(2,752)      $   581
                                                        =======       =======

   The Company anticipates that all deferred tax assets will be realized, therefore no valuation allowance has been provided.

NOTE 5.    REINSURANCE

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

   Indemnity reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit, trust agreements and funds withheld totaling $114 that can be drawn upon for delinquent reinsurance recoverables.

   As of December 31, 2001, the Company had the following life insurance in-force:

                                                                                   Percentage
                                         Ceded to      Assumed                     of amount
                           Gross          other       from other        Net         assumed to
                           amount       companies     companies       amount          net
                         -----------    ----------    ----------    -----------    ----------
      Life insurance
          in force      $  829,284    $  160,729    $  875,588    $1,544,143            57%

   The Company has entered into a reinsurance agreement with an unaffiliated insurer, whereby the Company assumes mortality risk, within certain limits, on a block of yearly renewable term life insurance contracts. To the extent that actual mortality experience is less than or greater than expected mortality, the Company pays/receives an experience refund to/from the reinsurer.

NOTE 6.    RELATED PARTY TRANSACTIONS

   The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG, in relation to this service agreement, are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $4,963, $4,556 and $4,199 for 2001, 2000 and 1999 respectively. Charges attributable to this agreement are included in insurance expenses and taxes, except for investment related expenses, which are included in net investment income. The Company is allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest incurred was $53, $69 and $54 for 2001, 2000 and 1999, respectively. Intercompany interest is included in net investment income. While management believes that these fees are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred on a stand-alone basis.

   The Company and Merrill Lynch Investment Managers, L.P. ("MLIM") are parties to a service agreement whereby MLIM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLIM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $145, $156 and $149 for 2001, 2000 and 1999, respectively.

   The Company has a general agency agreement with Merrill Lynch Life Agency Inc. ("MLLA") whereby registered representatives of MLPF&S, who are the Company's licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $3,910, $2,874 and $3,069 for 2001, 2000 and 1999, respectively. Substantially all of these commissions were capitalized as deferred policy acquisitions costs and are being amortized in accordance with the policy discussed in Note 1.

   In connection with the acquisition of a block of variable life insurance business from Monarch Life Insurance Company, the Company borrowed funds from Merrill Lynch & Co. to partially finance the transaction. The outstanding loan balance was paid off during 2001. As of December 31, 2000, the outstanding loan balance was $203. Repayments made on this loan during 2001, 2000 and 1999 were $203, $87 and $144, respectively. Loan interest was calculated at LIBOR plus 150 basis points. Intercompany interest paid during 2001, 2000 and 1999 was $11, $22 and $31, respectively.

   Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party's representations and contractual obligations thereunder.

NOTE 7.    STOCKHOLDER'S EQUITY AND STATUTORY REGULATIONS

   Notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. The Company filed no divided request during 2001 and 1999. During 2000, the Company paid a cash dividend of $35,000. At December 31, 2001 and 2000, approximately $3,207 and $3,157, respectively, of stockholder's equity was available for distribution to MLIG.

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

   The Company's statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the New York Insurance Department. Effective January 1, 2001, the State of New York adopted the National Association of Insurance Commissioner's statutory accounting practices, ("NAIC SAP") as a component of prescribed or permitted practices by the State of New York. The State of New York has adopted certain prescribed accounting practices which differ from those found in NAIC SAP. Specifically, deferred tax assets and deferred tax liabilities are not recognized by the State of New York. Other differences in accounting practices between NAIC SAP and the State of New York were not applicable to the Company. The impact of adopting Codification resulted in a $4,359 decrease in statutory surplus.

   At December 31, 2001, statutory capital and surplus on a New York basis and an NAIC SAP basis were $34,265 and $34,880, respectively. The difference between statutory capital and surplus on a New York basis versus an NAIC SAP basis is the recognition of a $615 deferred tax asset in accordance with NAIC SAP. There was no difference in net income on a New York basis versus an NAIC SAP basis at December 31, 2001. Statutory capital and surplus at December 31, 2000, was $33,767. The Company's statutory net income for 2001, 2000 and 1999 was $348, $5,125 and $9,030, respectively.

   The National Association of Insurance Commissioners ("NAIC") utilizes the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company's risk profile. As of December 31, 2001, and 2000, based on the RBC formula, the Company's total adjusted capital level was in excess of the minimum amount of capital required to avoid regulatory action.

NOTE 8.    COMMITMENTS AND CONTINGENCIES

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

NOTE 9.     SERVICE CENTER INTEGRATION

   During the second quarter 2001, the Company announced plans to consolidate its life and annuity policy administration service centers into one location. The consolidation was completed during the third quarter 2001. Costs incurred related to the consolidation were $1.0 million and are reported in insurance expenses and taxes. At December 31, 2001, costs incurred and unpaid were $0.5 million.

NOTE 10.     SEGMENT INFORMATION

   In reporting to management, the Company's operating results are categorized into two business segments: Life Insurance and Annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The Company's Annuity segment consists of variable annuities and interest-sensitive annuities. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The "Other" category, presented in the following segment financial information, represents net revenues and earnings on assets that do not support life or annuity contract owner liabilities.

   The following table summarizes each business segment's contribution to the consolidated amounts:

                                                 Life
   2001                                        Insurance        Annuities       Other           Total
                                            -------------     ------------   -----------     -----------
   Net interest spread (a)                    $    1,311      $    2,638      $      996      $    4,945
   Other revenues                                  9,028           7,210               8          16,246
                                              ----------      ----------      ----------      ----------

   Net revenues                                   10,339           9,848           1,004          21,191
                                              ----------      ----------      ----------      ----------

   Policy benefits                                 1,322           1,728              --           3,050
   Reinsurance premium ceded                       1,947              --              --           1,947
   Amortization of deferred policy
      acquisition costs                            2,018           1,482              --           3,500
   Other non-interest expenses                     2,055           2,765              --           4,820
                                              ----------      ----------      ----------      ----------

   Total non-interest expenses                     7,342           5,975              --          13,317
                                              ----------      ----------      ----------      ----------

   Net earnings before Federal income
       tax provision                               2,997           3,873           1,004           7,874
   Income tax expense                              1,134           2,060             351           3,545
                                              ----------      ----------      ----------      ----------

   Net earnings                               $    1,863      $    1,813      $      653      $    4,329
                                              ==========      ==========      ==========      ==========

   Balance Sheet Information:

   Total assets                               $  452,156      $  828,087      $   21,397      $1,301,640
   Deferred policy acquisition costs              13,847          17,068              --          30,915
   Policyholder liabilities and accruals         107,660         127,465              --         235,125
   Other policyholder funds                          686             439              --           1,125

                                               Life
   2000                                      Insurance     Annuities         Other            Total
                                          -------------   ------------   ------------      -----------
Net interest spread (a)                    $    1,184      $    2,462      $    3,131       $    6,777
Other revenues                                  9,558          10,599             (39)          20,118
                                           ----------      ----------      ----------       ----------

Net revenues                                   10,742          13,061           3,092           26,895
                                           ----------      ----------      ----------       ----------

Policy benefits                                 1,727              60              --            1,787
Reinsurance premium ceded                       2,011              --              --            2,011
Amortization of deferred policy
   acquisition costs                            1,181           2,788              --            3,969
Other non-interest expenses                     1,698           2,449              --            4,147
                                           ----------      ----------      ----------       ----------

Total non-interest expenses                     6,617           5,297              --           11,914
                                           ----------      ----------      ----------       ----------

Net earnings before Federal income
    tax provision                               4,125           7,764           3,092           14,981
Income tax expense                              1,288           2,464           1,082            4,834
                                           ----------      ----------      ----------       ----------

Net earnings                               $    2,837      $    5,300      $    2,010       $   10,147
                                           ==========      ==========      ==========       ==========

Balance Sheet Information:

Total assets                               $  493,569      $  832,825      $   19,001       $1,345,395
Deferred policy acquisition costs              15,528          14,667              --           30,195
Policyholder liabilities and accruals         107,236         136,842              --          244,078
Other policyholder funds                          598             388              --              986

                                                Life
   1999                                       Insurance        Annuities         Other            Total
                                            -------------     ------------    -----------      ------------
   Net interest spread (a)                    $    1,640      $    3,108      $    2,639       $    7,387
   Other revenues                                  8,453           5,612            (119)          13,946
                                              ----------      ----------      ----------       ----------

   Net revenues                                   10,093           8,720           2,520           21,333
                                              ----------      ----------      ----------       ----------

   Policy benefits                                   618              14              --              632
   Reinsurance premium ceded                       1,822              --              --            1,822
   Amortization of deferred policy
      acquisition costs                            2,100           2,745              --            4,845
   Other non-interest expenses                     1,662           2,533              --            4,195
                                              ----------      ----------      ----------       ----------

   Total non-interest expenses                     6,202           5,292              --           11,494
                                              ----------      ----------      ----------       ----------

   Net earnings before Federal income
       tax provision                               3,891           3,428           2,520            9,839
   Income tax expense                              1,332           1,036             882            3,250
                                              ----------      ----------      ----------       ----------

   Net earnings                               $    2,559      $    2,392      $    1,638       $    6,589
                                              ==========      ==========      ==========       ==========

   Balance Sheet Information:

   Total assets                               $  519,774      $  862,187      $   46,733       $1,428,694
   Deferred policy acquisition costs              15,082          14,621              --           29,703
   Policyholder liabilities and accruals         103,146         148,632              --          251,778
   Other policyholder funds                          633             562              --            1,195

(a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

   The table below summarizes the Company's net revenues by product for 2001, 2000 and 1999:

                                                     2001           2000          1999
                                                  ---------      ---------     ---------
   Life Insurance
                 Variable life                     $  9,989       $ 10,393      $  9,656
                 Interest-sensitive whole
                 life                                   350            349           437
                                                   --------       --------      --------

                 Total Life Insurance                10,339         10,742        10,093
                                                   --------       --------      --------

   Annuities
                 Variable annuities                   9,853         10,221         8,291
                 Interest-sensitive annuities            (5)         2,840           429
                                                   --------       --------      --------

                 Total Annuities                      9,848         13,061         8,720
                                                   --------       --------      --------

   Other                                              1,004          3,092         2,520
                                                   --------       --------      --------

   Total                                           $ 21,191       $ 26,895      $ 21,333
                                                   ========       ========      ========




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

                                           ML Life Insurance Company of New York
                                           -------------------------------------
                                           (Registrant)

Date: March 28, 2002                       By:       /s/ Matthew J. Rider
                                                    --------------------------
                                                    Matthew J. Rider
                                                    Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                    Title                                     Date
---------                                    -----                                     ----


/s/ Barry G. Skolnick                        Director, Senior Vice President,          March 28, 2002
-------------------------                    and General Counsel*                      --------------
Barry G. Skolnick


/s/ Matthew J. Rider                         Director, Senior Vice President,          March 28, 2002
-------------------------                    Chief Financial Officer, and              --------------
Matthew J. Rider                             Treasurer


          *
                                             Director and Chairman of the Board        March 28, 2002
-------------------------                                                              --------------
H. McIntyre Gardner


          *
                                             Director, President, and Chief            March 28, 2002
-------------------------                    Executive Officer                         --------------
Nikos K. Kardassis

          *
                                             Director and Senior Vice President        March 28, 2002
-------------------------                                                              --------------
Michael P. Cogswell

          *
                                             Director                                  March 28, 2002
-------------------------                                                              --------------
Frederick J. C. Butler

          *
                                             Director                                  March 28, 2002
-------------------------                                                              --------------
Richard M. Drew

          *

------------------------                     Director and Senior Vice President        March 28, 2002
Christopher J. Grady                                                                   --------------

          *
                                             Director                                  March 28, 2002
-------------------------                                                              --------------
Robert L. Israeloff

          *
                                             Director, Vice President, and             March 28, 2002
-------------------------                    Controller                                --------------
Joseph Justice

          *
                                             Director                                  March 28, 2002
-------------------------                                                              --------------
Robert A. King

          *
                                             Director                                  March 28, 2002
-------------------------                                                              --------------
Irving M. Pollack

          *
                                             Director, Vice President,                 March 28, 2002
-------------------------                    Senior Counsel, and Secretary             --------------
Lori M. Salvo

          *
                                             Director                                  March 28, 2002
-------------------------                                                              --------------
Cynthia Kahn Sherman

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

 24.11                     Power of attorney of Matthew J. Rider             Incorporated by reference to Exhibit 24.11
                                                                             to Annual Report on Form 10-K, File Nos.
                                                                             33-34562, 33-60288, and 333-48983,
                                                                             filed April 2, 2001.

 24.12                     Power of attorney of Christopher J. Grady         Incorporated by reference to Exhibit 24.12
                                                                             to Annual Report on Form 10-K, File Nos.
                                                                             33-34562, 33-60288, and 333-48983,
                                                                             filed April 2, 2001.

 24.13                     Power of attorney of H. McIntyre Gardner          Incorporated by reference to ML of New
                                                                             York Variable Annuity Separate Account A's
                                                                             registration statement on Form N-4, File
                                                                             No. 333-69220, filed September 10, 2001.

 24.14                     Power of attorney of Joseph Justice               Incorporated by reference to ML of New
                                                                             York Variable Annuity Separate Account A's
                                                                             registration statement on Form N-4, File
                                                                             No. 333-69220, filed September 10, 2001.

 24.15                     Power of attorney of Nikos K. Kardassis           Incorporated by reference to ML of New
                                                                             York Variable Annuity Separate Account A's
                                                                             registration statement on Form N-4, File
                                                                             No. 333-69220, filed September 10, 2001.

 24.16                     Power of attorney of Lori M. Salvo                Incorporated by reference to ML of New
                                                                             York Variable Annuity Separate Account A's
                                                                             registration statement on Form N-4, File
                                                                             No. 333-69220, filed September 10, 2001.