Form 10-Q
period 2002-03-31
ML LIFE INSURANCE CO OF NEW YORK
filed 2002-05-14
CIK 862923

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
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

BALANCE SHEETS
(Dollars in thousands) (Unaudited)


                                                                                              March 31,          December 31,
ASSETS                                                                                          2002                 2001
------                                                                                    -----------------     ----------------
INVESTMENTS:
         Fixed maturity securities, at estimated fair value
                  (amortized cost:  2002 - $143,695; 2001 - $142,945)                     $        141,344      $       143,731
         Equity securities, at estimated fair value
                  (cost:  2002 - $11,684; 2001 - $11,871)                                           11,510               11,650
         Policy loans on insurance contracts                                                        91,037               92,967
                                                                                          -----------------     ----------------

                  Total Investments                                                                243,891              248,348


CASH AND CASH EQUIVALENTS                                                                           24,221               20,524
ACCRUED INVESTMENT INCOME                                                                            5,441                4,648
DEFERRED POLICY ACQUISITION COSTS                                                                   30,376               30,915
REINSURANCE RECEIVABLES                                                                                471                  305
OTHER ASSETS                                                                                         4,122                3,844
SEPARATE ACCOUNTS ASSETS                                                                           988,059              993,056
                                                                                          -----------------     ----------------


TOTAL ASSETS                                                                               $     1,296,581      $     1,301,640
                                                                                          =================     ================

See accompanying notes to financial statements.                     (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares) (Unaudited)


                                                                                              March 31,            December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                                             2002                  2001
------------------------------------                                                      ------------------    ------------------
LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
       Policyholders' account balances                                                    $         226,869     $        231,016
         Claims and claims settlement expenses                                                        4,973                4,109
                                                                                          ------------------    ------------------

                  Total policyholder liabilities and accruals                                       231,842              235,125


      OTHER POLICYHOLDER FUNDS                                                                        1,671                1,125
      FEDERAL INCOME TAXES - DEFERRED                                                                   895                2,752
      FEDERAL INCOME TAXES - CURRENT                                                                  1,994                  295
      AFFILIATED PAYABLES - NET                                                                       2,487                  459
      PAYABLE FOR SECURITIES PURCHASED                                                                1,505                    -
      OTHER LIABILITIES                                                                                  28                  981
      SEPARATE ACCOUNTS LIABILITIES                                                                 988,059              993,056
                                                                                          ------------------    ------------------

                  Total Liabilities                                                               1,228,481            1,233,793
                                                                                          ------------------    ------------------

STOCKHOLDER'S EQUITY:
    Common stock, $10 par value - 220,000 shares
       authorized, issued and outstanding                                                             2,200                2,200
    Additional paid-in capital                                                                       52,310               52,310
    Retained earnings                                                                                16,428               14,476
    Accumulated other comprehensive loss                                                             (2,838)              (1,139)
                                                                                          ------------------    ------------------

                  Total Stockholder's Equity                                                         68,100               67,847
                                                                                          ------------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                $       1,296,581     $      1,301,640
                                                                                          ==================    ==================

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                                                   Three Months Ended
                                                                                                       March 31,
                                                                                          --------------------------------------
                                                                                                2002                 2001
                                                                                          -----------------    -----------------
REVENUES:
         Policy charge revenue                                                             $         4,648     $         4,791
         Net investment income                                                                       3,633               3,974
         Net realized investment gains (losses)                                                        263                 (24)
                                                                                          -----------------    -----------------

                           Total Revenues                                                            8,544               8,741
                                                                                          -----------------    -----------------

BENEFITS AND EXPENSES:
         Interest credited to policyholders' account balances                                        2,606               2,822
         Policy benefits (net of reinsurance recoveries:  2002 - $314;
           2001 - $237)                                                                                709                 971
         Reinsurance premium ceded                                                                     505                 501
         Amortization of deferred policy acquisition costs                                             917                 961
         Insurance expenses and taxes                                                                  803                 880
                                                                                          -----------------    -----------------

                           Total Benefits and Expenses                                               5,540               6,135
                                                                                          -----------------    -----------------

                           Earnings Before Federal Income Tax Provision                              3,004               2,606

FEDERAL INCOME TAX PROVISION (BENEFIT):
         Current                                                                                     1,994                 289
         Deferred                                                                                     (942)                510
                                                                                          -----------------    -----------------

                           Total Federal Income Tax Provision                                        1,052                 799
                                                                                          -----------------    -----------------

NET EARNINGS                                                                               $         1,952     $         1,807
                                                                                          =================    =================


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                         -----------------------------------------
                                                                                                 2002                  2001
                                                                                         -------------------     -----------------
NET EARNINGS                                                                             $            1,952      $         1,807
                                                                                         -------------------     -----------------

OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains (losses) on available-for-sale securities:
      Net unrealized holding gains (losses) arising during the period                                (2,827)               2,543
      Reclassification adjustment for (gains) losses included in net earnings                          (263)                  24
                                                                                         -------------------     -----------------

      Net unrealized gains (losses) on investment securities                                         (3,090)               2,567

      Adjustments for:
              Policyholder liabilities                                                                  476                 (799)
              Deferred federal income taxes                                                             915                 (619)
                                                                                         -------------------     -----------------

   Total other comprehensive income (loss), net of taxes                                             (1,699)               1,149
                                                                                         -------------------     -----------------

COMPREHENSIVE INCOME                                                                     $              253      $         2,956
                                                                                         ===================     =================


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)

                                                                                                   Accumulated
                                                                Additional                             other           Total
                                              Common             paid-in           Retained        comprehensive    stockholder's
                                               stock             capital           earnings             loss           equity
                                           --------------    ---------------    --------------    --------------    -------------
BALANCE JANUARY 1, 2001                    $      2,200      $      52,310      $      10,147     $      (3,054)     $     61,603

  Net earnings                                                                          4,329                               4,329

  Other comprehensive income, net of tax                                                                  1,915             1,915
                                           --------------    ---------------    --------------    ---------------    -------------

BALANCE, DECEMBER 31, 2001                        2,200             52,310             14,476            (1,139)           67,847

  Net earnings                                                                          1,952                               1,952

  Other comprehensive loss, net of tax                                                                   (1,699)           (1,699)
                                           --------------    ---------------    --------------    ---------------    -------------

BALANCE, MARCH 31, 2002                    $      2,200      $      52,310      $      16,428     $      (2,838)     $     68,100
                                           ==============    ===============    ==============    ===============    =============

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                  ------------------------
                                                                                    2002            2001
                                                                                  --------        --------
Cash Flows From Operating Activities:
  Net earnings                                                                      $1,952          $1,807
  Noncash items included in earnings:
     Amortization of deferred policy acquisition costs                                 917             961
     Capitalization of policy acquisition costs                                       (378)           (770)
     Amortization of investments                                                       184              53
     Interest credited to policyholders' account balances                            2,606           2,822
     Provision for deferred Federal income tax                                        (942)            510
   (Increase) decrease in operating assets:
     Accrued investment income                                                        (793)           (437)
     Federal income taxes - current                                                     --              62
     Reinsurance receivables                                                          (166)          1,829
     Other                                                                            (278)           (350)
  Increase (decrease) in operating liabilities:
     Claims and claims settlement expenses                                             864          (2,286)
     Other policyholder funds                                                          546             499
     Federal income taxes - current                                                  1,699             227
     Affiliated payables                                                             2,028             919
     Other                                                                            (953)           (760)
  Other operating activities:
     Net realized investment (gains) losses                                           (263)             24
                                                                                  --------        --------

             Net cash and cash equivalents provided by operating activities          7,023           5,110
                                                                                  --------        --------

Cash Flows From Investing Activities:
   Proceeds from (payments for):
     Sales of available-for-sale securities                                          8,584           2,306
     Maturities of available-for-sale securities                                     3,775          11,046
     Purchases of available-for-sale securities                                    (11,338)         (5,610)
     Policy loans on insurance contracts                                             1,930           1,546
                                                                                  --------        --------

             Net cash and cash equivalents provided by investing activities         $2,951          $9,288
                                                                                  --------        --------

See accompanying notes to financial statements.                     (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in thousands) (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                      ------------------------
                                                                                        2002            2001
                                                                                      --------        --------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Policyholder deposits (excludes internal policy replacement deposits)             $15,641         $18,059
     Policyholder withdrawals (including transfers to / from separate accounts)        (21,918)        (24,391)
                                                                                      --------        --------
         Net cash and cash equivalents used by financing activities                     (6,277)         (6,332)
                                                                                      --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                3,697           8,066

CASH AND CASH EQUIVALENTS:
         Beginning of year                                                              20,524          19,514
                                                                                      --------        --------

         End of period                                                                 $24,221         $27,580
                                                                                      ========        ========

Supplementary Disclosure of Cash Flow Information:
         Cash paid for:

                  Federal income taxes                                                    $295        $     --
                  Intercompany interest                                                      2              34

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

ML Life Insurance Company of New York (the "Company") is a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co."). The Company sells non-participating life insurance and annuity products, including variable life insurance, variable annuities, modified guaranteed annuities, and immediate annuities. The Company is domiciled in the State of New York.

The interim financial statements for the three month periods are unaudited. In the opinion of management, these unaudited financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K ("2001 10K") for the year ended December 31, 2001. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

NOTE 2.       STATUTORY ACCOUNTING PRACTICES

The Company's statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the New York Insurance Department. The State of New York has adopted the National Association of Insurance Commissioner's statutory accounting practices, ("NAIC SAP") as a component of prescribed or permitted practices by the State of New York. The State of New York has adopted certain prescribed accounting practices, ("NY SAP"), which differ from those found in NAIC SAP. Specifically, deferred tax assets and deferred tax liabilities are not recognized by the State of New York. Other differences in accounting practices between NAIC SAP and NY SAP were not applicable to the Company.

At March 31, 2002, statutory capital and surplus on a NY SAP basis and an NAIC SAP basis were $38,578 and $39,180, respectively. The difference between statutory capital and surplus on a NY SAP basis versus an NAIC SAP basis is the recognition of a $602 deferred tax asset in accordance with NAIC SAP. At December 31, 2001, statutory capital and surplus on a New York basis and an NAIC SAP basis were $34,265 and $34,880, respectively. For the three month periods ended March 31, 2002 and 2001, statutory net income (loss) was $4,055 and ($574), respectively. There was no difference in net income on a NY SAP basis versus an NAIC SAP basis at March 31, 2002.

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

                                                                     March 31,               December 31,
                                                                       2002                      2001
                                                                  -----------------        -----------------
Assets:
    Fixed maturity securities                                     $       (2,351)          $           786
    Equity securities                                                       (174)                     (221)
                                                                  -----------------        -----------------
                                                                          (2,525)                      565
                                                                  -----------------        -----------------
Liabilities:
    Policyholders' account balances                                        1,842                     2,318
    Federal income taxes - deferred                                       (1,529)                     (614)
                                                                  -----------------        -----------------
                                                                             313                     1,704
                                                                  -----------------        -----------------
Stockholder's equity:
    Accumulated other comprehensive loss                          $       (2,838)          $        (1,139)
                                                                  =================        =================

NOTE 4.       SEGMENT INFORMATION

In reporting to management, the Company's operating results are categorized into two business segments: Life Insurance and Annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The Company's Annuity segment consists of variable annuities and interest-sensitive annuities. The accounting policies of the business segments are the same as those for the Company's financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The "Other" category, presented in the following segment financial information, represents net revenues and net earnings on assets that do not support life insurance or annuity contract owner liabilities.

The following table summarizes each business segment's contribution to the consolidated net revenues and net earnings for the three month periods ended March 31:

                                                                       Three Months Ended
                                                                           March 31,
                                                              --------------------------------------
                                                                     2002                 2001
                                                              ------------------  ------------------
NET REVENUES (a):
    Annuities                                                  $        3,650       $        2,909
    Life Insurance                                                      2,443                2,692
    Other                                                                (155)                 318
                                                              ------------------  ------------------

      Total Net Revenues                                       $        5,938      $         5,919
                                                              ==================  ==================

NET EARNINGS:

    Annuities                                                  $        1,433       $        1,055
    Life Insurance                                                        619                  546
    Other                                                                (100)                 206
                                                              ------------------  ------------------

      Total Net Earnings                                       $        1,952      $         1,807
                                                              ==================  ==================


(a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

ITEM 2 MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three month periods ended March 31, 2002 and 2001. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 2001 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2001 10K.

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

ECONOMIC ENVIRONMENT

The Company's financial position and/or results of operations are primarily impacted by the following economic factors:

-    fluctuations in medium term interest rates
-    fluctuations in credit spreads
-    equity market performance

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the current three month period, medium term interest rates increased approximately 44 basis points as compared to December 2001 and decreased approximately 34 basis points as compared to March 2001.

The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities. During the first three months of 2002, credit spreads remained relatively flat and ended the period at 179 basis points. During the first three months of 2001, credit spreads contracted approximately 16 basis points and ended the period at 171 basis points.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). During the first three months of 2002, the Dow increased 3.8%, the NASDAQ decreased 5.4%, and the S&P Index remained relatively flat. The investment performance in the underlying mutual funds supporting the Company's variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

NEW BUSINESS

Life insurance and annuity premiums decreased $3.5 million (or 18%) to $15.9 million during the first three months of 2002 as compared to the same period in 2001. Life insurance and annuity premiums by type of product were as follows:

                                                         ($ In Millions)                                  Change
                                             -----------------------------------------      ------------------------------------
                                              First Quarter          First Quarter
                                                   2002                   2001                    $                    %
                                             ------------------     ------------------      ---------------       --------------
    Variable Annuities:
       C-Share                               $            6.3       $            2.9        $        3.4                   117%
       B-Share                                            5.9                   14.4                (8.5)                  -59
       L-Share                                            2.9                      -                 2.9                   100
                                             ------------------     ------------------      ---------------       --------------
                                                         15.1                   17.3                (2.2)                  -13
                                             ------------------     ------------------      ---------------       --------------

    Modified Guaranteed Annuities                         0.6                    0.6                   -                     -

    Variable Life Insurance                               0.2                    1.5                (1.3)                  -87
                                             ------------------     ------------------      ---------------       --------------

    Total Direct Premiums                    $           15.9       $           19.4         $      (3.5)                 -18%
                                             ==================     ==================      ===============       ==============

During the first three months of 2002, variable annuity premiums decreased $2.2 million (or 13%) as compared to the same period in 2001. Management attributes the decrease in variable annuity premiums to increasing customer demand for annuity products that offer some type of guarantee provision, such as fixed rate products, variable products with fixed account options, variable products with guaranteed minimum income benefits, or variable products with guaranteed minimum account values. With the exception of the Company's modified guaranteed annuity product, which offers a fixed interest crediting rate, the Company currently does not offer these types of guarantees in its products. During the first quarter 2002, sales of annuity products with these types of guarantee features have recorded strong sales within the Merrill Lynch & Co. distribution system. The Company is currently developing certain of these guarantee provisions for placement in its existing variable products and anticipates offering these features during the second half of 2002.

Management believes that the increasing demand for annuity products with guarantee provisions has been fueled by the increasing volatility and general negative performance of the equity markets that has occurred over the past two years. As such, future variable annuity sales could be negatively impacted if this trend continues.

The Company's L-Share variable annuity product was introduced in the fourth quarter 2001.

WITHDRAWALS

Policy and contract surrenders increased $3.7 million (or 19%) to $23.2 million during the first three months of 2002 as compared to the same period in 2001. During the first three months of 2002, variable annuity surrenders increased $6.1 million (or 55%) to $17.1 million. The increase is primarily a result of the anticipated increase in lapse rates on contracts reaching the end of their surrender charge period. Partially offsetting this increase in variable annuity surrenders was a decrease of $2.0 million (or 56%) in modified guaranteed annuity surrenders. The decrease in modified guaranteed annuity surrenders is primarily due to increases in medium term interest rates during the first three months of 2002. The market value adjustment provision on these contracts has an inverse relationship to changes in interest rates.

FINANCIAL CONDITION

During the first three months of 2002, assets remained relatively unchanged at $1.3 billion.

As of March 31, 2002, approximately $2.8 million (or 2%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company does not purchase non-investment grade securities. Current non-investment grade holdings are the result of rating downgrades. The Company closely monitors such investments.

During the first three months of 2002, the Company experienced contract owner withdrawals that exceeded deposits by $6.3 million. The components of contract owner transactions were as follows:

                                                      March 31,
(In Millions)                                           2002
                                                   --------------
Premiums collected                                 $       15.7
Internal tax-free exchanges                                (0.2)
                                                   --------------
     Net contract owner deposits                           15.6

Contract owner withdrawals                                 13.9
Net transfers to/from separate accounts                     8.0
                                                   --------------
     Net contract owner withdrawals                        21.9
                                                   --------------

Net contract owner activity                        $       (6.3)
                                                   ==============

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 2002, the Company's assets included $169.1 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

MANAGEMENT ESTIMATES

The Company amortizes deferred policy acquisition costs based on the expected future gross profits for each group of contracts. In estimating future gross profits, management makes assumptions regarding such factors as policy charge revenue, investment performance, policy lapse rates, mortality, and expenses for the expected life of each group of contracts. Actual gross profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Management periodically updates these estimates and evaluates the recoverability of deferred policy acquisition costs. The impact of revisions to estimates on cumulative amortization is recorded as a charge or credit to current operations.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2002 and 2001, the Company reported net earnings of $2.0 million and $1.8 million, respectively.

Policy charge revenue decreased $0.1 million (or 3%) during the first three months of 2002 as compared to the same period in 2001. The decrease in policy charge revenue is primarily attributable to the decrease in average variable account balances. Average variable account balances decreased $23.1 million (or 2%) during the first three months of 2002 as compared to the same period in 2001.

Net earnings derived from interest spread decreased $0.1 million (or 11%) during the first three months of 2002 as compared to the same period in 2001. The decrease in interest spread is primarily a result of the reduction in invested assets resulting from the decline in fixed rate contracts inforce.

Net realized investment gains increased $0.3 million during the first three months of 2002 as compared to the same period in 2001 primarily due to the sale of the Company's one remaining common stock equity holding during 2002.

Policy benefits decreased $0.3 million (or 27%) during the first three months of 2002 as compared to the same period in 2001. The decrease in policy benefits is primarily due to decreased variable annuity death benefit expense incurred under guaranteed minimum death benefit provisions.

The Company's effective federal income tax rate was 35% during the first three months of 2002 as compared to 31% during the same period in 2001. The difference in effective federal income tax rates was primarily due to certain permanent adjustments recorded during 2001.

SEGMENT INFORMATION

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

The decrease in other net revenues and other net earnings during the first three months of 2002 is primarily due to realized losses incurred during 2002.

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

Date: May 13, 2002