Form 10-Q
period 2002-06-30
ML LIFE INSURANCE CO OF NEW YORK
filed 2002-08-13
CIK 862923

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
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

Item 1.  Financial Statements


ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in thousands) (Unaudited)
================================================================================

                                                                               June 30,           December 31,
ASSETS                                                                           2002                 2001
------
                                                                          -----------------    ----------------
INVESTMENTS:
        Fixed maturity securities, at estimated fair value
               (amortized cost:  2002 - $147,838; 2001 - $142,945)        $        149,209     $       143,731
        Equity securities, at estimated fair value
               (cost:  2002 - $11,670; 2001 - $11,871)                              11,324              11,650
        Policy loans on insurance contracts                                         91,172              92,967
                                                                          -----------------    ----------------

               Total Investments                                                   251,705             248,348



CASH AND CASH EQUIVALENTS                                                           14,155              20,524
ACCRUED INVESTMENT INCOME                                                            5,182               4,648
DEFERRED POLICY ACQUISITION COSTS                                                   30,018              30,915
FEDERAL INCOME TAXES - CURRENT                                                         949                   -
REINSURANCE RECEIVABLES                                                                306                 305
OTHER ASSETS                                                                         3,047               3,844
SEPARATE ACCOUNTS ASSETS                                                           904,436             993,056
                                                                          -----------------    ----------------


TOTAL ASSETS                                                              $      1,209,798     $     1,301,640
                                                                          =================    ================


See accompanying notes to financial statements.                     (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in thousands) (Unaudited)
================================================================================

                                                                               June 30,           December 31,
ASSETS                                                                           2002                 2001
------
                                                                          -----------------    ----------------
INVESTMENTS:
        Fixed maturity securities, at estimated fair value
               (amortized cost:  2002 - $147,838; 2001 - $142,945)        $        149,209     $       143,731
        Equity securities, at estimated fair value
               (cost:  2002 - $11,670; 2001 - $11,871)                              11,324              11,650
        Policy loans on insurance contracts                                         91,172              92,967
                                                                          -----------------    ----------------

               Total Investments                                                   251,705             248,348



CASH AND CASH EQUIVALENTS                                                           14,155              20,524
ACCRUED INVESTMENT INCOME                                                            5,182               4,648
DEFERRED POLICY ACQUISITION COSTS                                                   30,018              30,915
FEDERAL INCOME TAXES - CURRENT                                                         949                   -
REINSURANCE RECEIVABLES                                                                306                 305
OTHER ASSETS                                                                         3,047               3,844
SEPARATE ACCOUNTS ASSETS                                                           904,436             993,056
                                                                          -----------------    ----------------


TOTAL ASSETS                                                              $      1,209,798     $     1,301,640
                                                                          =================    ================


See accompanying notes to financial statements.                     (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares) (Unaudited)
================================================================================

                                                                               June 30,           December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                             2002                 2001
------------------------------------
                                                                          -----------------    ----------------
LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
      Policyholders' account balances                                     $        228,030     $        231,016
        Claims and claims settlement expenses                                        2,338                4,109
                                                                          -----------------    ----------------

               Total policyholder liabilities and accruals                         230,368              235,125


      OTHER POLICYHOLDER FUNDS                                                         834                1,125
      FEDERAL INCOME TAXES - DEFERRED                                                2,131                2,752
      FEDERAL INCOME TAXES - CURRENT                                                     -                  295
      AFFILIATED PAYABLES - NET                                                      2,904                  459
      OTHER LIABILITIES                                                                492                  981
      SEPARATE ACCOUNTS LIABILITIES                                                904,436              993,056
                                                                          -----------------    ----------------

               Total Liabilities                                                 1,141,165            1,233,793
                                                                          -----------------    ----------------


STOCKHOLDER'S EQUITY:
   Common stock, $10 par value - 220,000 shares
      authorized, issued and outstanding                                             2,200                2,200
   Additional paid-in capital                                                       52,310               52,310
   Retained earnings                                                                15,647               14,476
   Accumulated other comprehensive loss                                             (1,524)              (1,139)
                                                                          -----------------    ----------------

               Total Stockholder's Equity                                           68,633               67,847
                                                                          -----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                $      1,209,798     $      1,301,640
                                                                          =================    ================

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
================================================================================



                                                                                  Three Months Ended
                                                                                       June 30,
                                                                          -------------------------------------
                                                                                 2002                2001
                                                                          -----------------    ----------------
REVENUES:
        Policy charge revenue                                             $          4,728     $          4,646
        Net investment income                                                        3,626                4,023
        Net realized investment gains (losses)                                      (3,734)                  85
                                                                          -----------------    ----------------

                      Total Revenues                                                 4,620                8,754
                                                                          -----------------    ----------------

BENEFITS AND EXPENSES:
        Interest credited to policyholders' account balances                         2,728                2,693
        Policy benefits (net of reinsurance recoveries:  2002 - $177;
          2001 - $83)                                                                  618                  580
        Reinsurance premium ceded                                                      557                  483
        Amortization of deferred policy acquisition costs                            1,026                1,170
        Insurance expenses and taxes                                                   894                1,264
                                                                          -----------------    ----------------

                      Total Benefits and Expenses                                    5,823                6,190
                                                                          -----------------    ----------------

                      Earnings (Loss) Before Federal Income Tax
Provision                                                                           (1,203)               2,564

FEDERAL INCOME TAX PROVISION (BENEFIT):
        Current                                                                       (950)                 868
        Deferred                                                                       528                   48
                                                                          -----------------    ----------------

                      Total Federal Income Tax Provision (Benefit)                    (422)                 916
                                                                          -----------------    ----------------

NET EARNINGS (LOSS)                                                       $           (781)    $          1,648
                                                                          =================    ================


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
================================================================================



                                                                                   Six Months Ended
                                                                                       June 30,
                                                                          -------------------------------------
                                                                                 2002                2001
                                                                          -----------------    ----------------
REVENUES:
        Policy charge revenue                                             $          9,376     $          9,437
        Net investment income                                                        7,259                7,997
        Net realized investment gains (losses)                                      (3,471)                  61
                                                                          -----------------    ----------------

                      Total Revenues                                                13,164               17,495
                                                                          -----------------    ----------------

BENEFITS AND EXPENSES:
        Interest credited to policyholders' account balances                         5,334                5,515
        Policy benefits (net of reinsurance recoveries:  2002 - $491;
          2001 - $320)                                                               1,327                1,551
        Reinsurance premium ceded                                                    1,062                  984
        Amortization of deferred policy acquisition costs                            1,943                2,131
        Insurance expenses and taxes                                                 1,697                2,144
                                                                          -----------------    ----------------

                      Total Benefits and Expenses                                   11,363               12,325
                                                                          -----------------    ----------------

                      Earnings Before Federal Income Tax Provision                   1,801                5,170

FEDERAL INCOME TAX PROVISION (BENEFIT):
        Current                                                                      1,044                1,157
        Deferred                                                                      (414)                 558
                                                                          -----------------    ----------------

                      Total Federal Income Tax Provision                               630                1,715
                                                                          -----------------    ----------------

NET EARNINGS                                                              $          1,171     $          3,455
                                                                          =================    ================


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                          Three Months Ended
                                                                                               June 30,
                                                                                  -------------------------------------
                                                                                         2002                2001
                                                                                  -----------------    ----------------
NET EARNINGS (LOSS)                                                               $          (781)     $         1,648
                                                                                  -----------------    ----------------

OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains (losses) on available-for-sale securities:
     Net unrealized holding losses arising during the period                                 (184)                (836)
     Reclassification adjustment for (gains) losses included in net earnings                3,734                  (86)
                                                                                  -----------------    ----------------

     Net unrealized gains (losses) on investment securities                                 3,550                 (922)

     Adjustments for:
       Policyholder liabilities                                                            (1,528)                 175
       Deferred federal income taxes                                                         (708)                 261
                                                                                  -----------------    ----------------

   Total other comprehensive income (loss), net of taxes                                    1,314                 (486)
                                                                                  -----------------    ----------------

COMPREHENSIVE INCOME                                                              $           533      $         1,162
                                                                                  =================    ================



See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                   -------------------------------------
                                                                                          2002                2001
                                                                                   -----------------    ----------------
NET EARNINGS                                                                       $         1,171      $         3,455
                                                                                   -----------------    ----------------

OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains on available-for-sale securities:
     Net unrealized holding gains (losses) arising during the period                        (3,011)               1,707
     Reclassification adjustment for (gains) losses included in net earnings                 3,471                  (62)
                                                                                   -----------------    ----------------

     Net unrealized gains on investment securities                                             460                1,645

     Adjustments for:
        Policyholder liabilities                                                            (1,052)                (624)
        Deferred federal income taxes                                                          207                 (358)
                                                                                   -----------------    ----------------

   Total other comprehensive income (loss), net of taxes                                      (385)                 663
                                                                                   -----------------    ----------------

COMPREHENSIVE INCOME                                                               $           786      $         4,118
                                                                                   =================    ================

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)
================================================================================



                                                                                               Accumulated
                                                               Additional                        other           Total
                                                 Common         paid-in         Retained       comprehensive   stockholder's
                                                 stock          capital         earnings          loss           equity
                                               ------------    ------------    ------------    ------------    ------------
BALANCE JANUARY 1, 2001                        $     2,200     $    52,310     $    10,147     $     (3,054)   $    61,603


 Net earnings                                                                        4,329                           4,329

 Other comprehensive income, net of tax
                                                                                                      1,915          1,915
                                               ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2001                           2,200          52,310          14,476           (1,139)        67,847

 Net earnings                                                                        1,171                           1,171

 Other comprehensive loss, net of tax
                                                                                                       (385)          (385)
                                               ------------    ------------    ------------    ------------    ------------

BALANCE, JUNE 30, 2002                         $     2,200     $    52,310     $    15,647     $     (1,524)   $    68,633
                                               ============    ============    ============    ============    ============

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)
================================================================================

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                               ----------------------------------
                                                                                     2002               2001
                                                                               ---------------     --------------
Cash Flows From Operating Activities:
  Net earnings                                                                 $       1,171       $       3,455
  Noncash items included in earnings:
     Amortization of deferred policy acquisition costs                                 1,943               2,131
     Capitalization of policy acquisition costs                                       (1,046)             (2,138)
     Amortization of investments                                                         403                 138
     Interest credited to policyholders' account balances                              5,334               5,515
     Provision for deferred Federal income tax                                          (414)                558
     (Increase) decrease in operating assets:
     Accrued investment income                                                          (534)               (665)
     Federal income taxes - current                                                     (949)                 62
     Reinsurance receivables                                                              (1)              1,871
     Affiliated receivables                                                                -                (232)
     Other                                                                               797               1,048
 Increase (decrease) in operating liabilities:
     Claims and claims settlement expenses                                            (1,771)             (2,333)
     Other policyholder funds                                                           (291)                350
     Federal income taxes - current                                                     (295)                288
     Affiliated payables                                                               2,445                (926)
     Other                                                                              (489)               (720)
 Other operating activities:
     Net realized investment (gains) losses                                            3,471                 (61)
                                                                               ---------------     --------------

            Net cash and cash equivalents provided by operating activities             9,774               8,341
                                                                               ---------------     --------------

Cash Flows From Investing Activities:
  Proceeds from (payments for):
     Sales of available-for-sale securities                                           18,224               7,449
     Maturities of available-for-sale securities                                       9,069              16,681
     Purchases of available-for-sale securities                                      (35,859)            (33,321)
     Policy loans on insurance contracts                                               1,795                (189)
                                                                               ---------------     --------------

            Net cash and cash equivalents used by investing activities         $      (6,771)      $      (9,380)
                                                                               ---------------     --------------


See accompanying notes to financial statements.                      (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in thousands) (Unaudited)
================================================================================


                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                      -----------------------------------
                                                                                           2002                 2001
                                                                                      --------------      ---------------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Policyholder deposits (excludes internal policy replacement deposits)            $      31,595       $      51,734
     Policyholder withdrawals (including transfers to / from separate accounts)
                                                                                            (40,967)            (61,526)
                                                                                      --------------      ---------------

        Net cash and cash equivalents used by financing activities                           (9,372)             (9,792)
                                                                                      --------------      ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (6,369)            (10,831)

CASH AND CASH EQUIVALENTS:

        Beginning of year                                                                    20,524              19,514
                                                                                      --------------      ---------------

        End of period                                                                 $      14,155       $       8,683
                                                                                      ==============      ===============

Supplementary Disclosure of Cash Flow Information:
        Cash paid for:
               Federal income taxes                                                   $       2,288       $         807
               Intercompany interest                                                              5                  62



See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

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

At June 30, 2002, statutory capital and surplus on a NY SAP basis and an NAIC SAP basis were $34,834 and $35,426, respectively. The difference between statutory capital and surplus on a NY SAP basis versus an NAIC SAP basis is the recognition of a $592 deferred tax asset in accordance with NAIC SAP. At December 31, 2001, statutory capital and surplus on a New York basis and an NAIC SAP basis were $34,265 and $34,880, respectively. For the six month periods ended June 30, 2002 and 2001, statutory net income was $728 and $1,362 respectively. There was no difference in net income on a NY SAP basis versus an NAIC SAP basis at June 30, 2002.

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

                                                          June 30,              December 31,
                                                            2002                    2001
                                                      ----------------        ----------------
Assets:
   Fixed maturity securities                          $        1,371          $         786
   Equity securities                                            (346)                  (221)
                                                      ----------------        ----------------
                                                               1,025                    565
                                                      ----------------        ----------------
Liabilities:
   Policyholders' account balances                             3,370                  2,318
   Federal income taxes - deferred                              (821)                  (614)
                                                      ----------------        ----------------
                                                               2,549                  1,704
                                                      ----------------        ----------------
Stockholder's equity:
   Accumulated other comprehensive loss               $       (1,524)         $      (1,139)
                                                      ================        ================

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

The following table summarizes each business segment's contribution to the consolidated net revenues and net earnings (loss) for the three and six month periods ended June 30:

                                             Three Months Ended                 Six Months Ended
                                                  June 30,                          June 30,
                                       --------------------------------   -------------------------------
                                             2002             2001              2002            2001
                                       ---------------  ---------------   --------------- ---------------
NET REVENUES (a):
   Life Insurance                       $      2,307     $      2,537      $      4,750    $      5,229
   Annuities                                    (652)           3,263             2,998           6,172
   Other                                         237              261                82             579
                                       ---------------  ---------------   --------------- ---------------

     Total Net Revenues                 $      1,892     $      6,061      $      7,830    $     11,980
                                       ===============  ===============   =============== ===============

NET EARNINGS (LOSS):

   Life Insurance                       $        320     $        463      $        939    $      1,008
   Annuities                                  (1,256)           1,015               177           2,071
   Other                                         155              170                55             376
                                       ---------------  ---------------   --------------- ---------------

     Total Net Earnings (Loss)          $       (781)    $      1,648      $      1,171    $      3,455
                                       ===============  ===============   =============== ===============

(a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

ITEM 2 MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three and six month periods ended June 30, 2002 and 2001. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 2001 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2001 10K.

In addition to providing historical information, the Company may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. A variety of factors, many of which are beyond the Company's control, affect the operations, performance, business strategy, financial condition, and results of the Company and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the factors listed in the Economic Environment section below, as well as actions and initiatives taken by both current and potential competitors and the effect of current, pending, and future legislation and regulation. THE COMPANY UNDERTAKES NO RESPONSIBILITY TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS.

BUSINESS OVERVIEW

The Company's gross earnings are principally derived from two sources:

- the charges imposed on variable life insurance and variable annuity contracts, and
- the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread

The costs associated with acquiring contract owner deposits (deferred policy acquisition costs) are amortized over the period in which the Company anticipates holding those funds. Deferred policy acquisition costs are principally commissions and a portion of certain other expenses relating to policy acquisition, underwriting and issuance that are primarily related to and vary with the production of new business. Insurance expenses and taxes reported in the statements of earnings are net of amounts deferred. In addition, the Company incurs expenses associated with the maintenance of inforce contracts.


ECONOMIC ENVIRONMENT

The Company's financial position and/or results of operations are primarily impacted by the following economic factors:

-   fluctuations in medium term interest rates
-   fluctuations in credit spreads
-   equity market performance

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the current three and six month periods ended June 30, 2002, medium term interest rates decreased approximately 80 basis points and 36 basis points, respectively, to yield, on average, for the current six month period 3.30%. During the three and six month periods ended June 30, 2001, medium term interest rates increased approximately 12 basis points and decreased approximately 36 basis points, respectively, to yield, on average, for the six month period 4.56%.

The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities. During the current three and six month periods ended June 30, 2002, credit spreads widened approximately 13 basis points and 14 basis points, respectively, and ended the current six month period at 192 basis points. During the three and six month periods ended June 30, 2001, credit spreads contracted approximately 20 basis points and 36 basis points, respectively, and ended the six month period at 151 basis points.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). The following table provides the increase (decrease) for each equity market index for the current three and six month periods ended June 30, 2002 and 2001, respectively:

                           2002                                2001
               ------------------------------      -------------------------------
               Second  Quarter   Six Months        Second Quarter     Six Months
                   2002             2002               2001              2001
               --------------    ------------      ---------------    ------------
Dow               -11.2 %            -7.8 %             6.3 %            -2.6 %
NASDAQ            -20.7 %           -25.0 %            17.4 %           -12.5 %
S&P Index         -13.7 %           -13.8 %             5.5 %            -7.3 %

The investment performance in the underlying mutual funds supporting the Company's variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

NEW BUSINESS

Life insurance and annuity premiums decreased $19.8 million (or 55%) to $16.2 million and $23.3 million (or 42%) to $32.1 million during the current three and six month periods ended June 30, 2002, respectively, as compared to the same periods in 2001. Life insurance and annuity premiums by type of product were as follows:

                                              ($ In Millions)                       % Change
                                      ---------------------------------   -------------------------------
                                      Second  Quarter     Six Months      Second Quarter     Six Months
                                           2002              2002               2001            2001
                                      --------------    ---------------   ---------------   -------------
   Variable Annuities:
      C-Share                         $        6.0      $        12.3          -76 %            -56 %
      B-Share                                  4.9               10.8          -47              -54
      L-Share                                  3.8                6.7          100              100
                                      --------------    ---------------   ---------------   -------------

                                              14.7               29.8          -57              -42
                                      --------------    ---------------   ---------------   -------------

   Modified Guaranteed Annuities               0.9                1.5          -36              -48

   Variable Life Insurance                     0.6                0.8          500               14
                                      --------------    ---------------   ---------------   -------------

   Total Direct Premiums              $       16.2               32.1          -55 %            -42 %
                                      ==============    ===============   ===============   =============

During the current three and six month periods, variable annuity premiums decreased $19.8 million (or 57%) and $22.0 million (or 42%), respectively, as compared to the same periods in 2001. Management attributes the decrease in variable annuity premiums to increasing customer demand for annuity products that offer guarantee provisions, such as fixed rate products, variable products with fixed account options, variable products with guaranteed minimum income benefits, or variable products with guaranteed minimum account values. With the exception of the Company's modified guaranteed annuity product, which offers a fixed interest crediting rate, the Company currently does not offer these types of guarantees in its products. During the first six months of 2002, sales of annuity products with these types of guarantee features have recorded strong sales within the Merrill Lynch & Co. distribution system. The Company is currently developing certain of these guarantee provisions for placement in its existing variable products and anticipates offering these features during the fourth quarter of 2002.

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

FINANCIAL CONDITION

At June 30, 2002, the Company's assets were $1.2 billion, or $91.8 million lower than the $1.3 billion in assets at December 31, 2001 primarily due to a decrease in separate accounts assets. Separate accounts assets decreased $88.6 million (or 9%) to $904.4 million primarily due to unfavorable investment performance and an increase in net cash outflow. Changes in separate accounts assets for the first and second quarter of 2002 were as follows:


(In Millions)                                            1Q02            2Q02             Total
                                                     ------------    ------------    --------------
  Investment performance - variable  products        $     7.4       $   (74.5)      $     (67.1)
  Net cash outflow - variable products                   (12.4)           (9.1)            (21.5)
                                                     ------------    ------------    --------------
                                                     $    (5.0)      $   (83.6)      $     (88.6)
                                                     ============    ============    ==============

The continuing decline in overall credit quality among corporate bonds has placed added pressure on the Company's fixed income portfolio. As of June 30, 2002 and December 31, 2001, approximately $4.5 million (or 3%) and $4.8 million (or 3%), respectively, of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current non-investment grade holdings are the result of ratings downgrades on the Company's portfolio as the Company does not purchase non-investment grade securities. Also, as of June 30, 2002, approximately $11.6 million (or 8%) of the Company's fixed maturity securities were rated BBB-,which is the lowest investment grade rating given by Standard and Poor's, compared to $12.8 million (or 9%) of the Company's fixed maturity securities as of December 31, 2001. The Company closely monitors such investments.

During the first six months of 2002, the Company experienced contract owner withdrawals that exceeded deposits by $21.2 million. The components of contract owner transactions were as follows:

                                                                June 30,
(In Millions)                                                     2002
                                                             -------------
Premiums collected                                           $       32.1
Internal tax-free exchanges                                          (0.5)
                                                             -------------
     Net contract owner deposits                                     31.6

Contract owner withdrawals                                           41.0
Net transfers to/from separate accounts                              11.8
                                                             -------------
     Net contract owner withdrawals                                  52.8
                                                             -------------

Net contract owner activity                                  $      (21.2)
                                                             =============

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 2002, the Company's assets included $165.2 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

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

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2002 and 2001, the Company reported net earnings (loss) of ($0.8) million and $1.6 million, respectively. For the six month periods ended June 30, 2002 and 2001, the Company reported net earnings of $1.2 million and $3.5 million, respectively.

Policy charge revenue increased $0.1 million (or 2%) and decreased $0.1 million (or 1%) during the current three and six month periods ended June 30, 2002, respectively, as compared to the same periods in 2001. Despite decreasing average variable account balances, policy charge revenue was favorably impacted by increases in rates charged to non-proprietary investment managers for administrative services.

Net earnings derived from interest spread decreased $0.4 million (or 32%) and $0.6 million (or 22%) during the current three and six month periods ended June 30, 2002, respectively, as compared to the same periods in 2001. The decreases in interest spread are primarily a result of the reduction in invested assets resulting from the decline in fixed rate contracts inforce.

Net realized investment losses increased $3.8 million and $3.5 million during the current three and six month periods ended June 30, 2002, respectively, as compared to the same periods in 2001. The increases in net realized losses are primarily due to book value writedowns of $3.5 million on investments in fixed maturity securities issued by WorldCom Inc. that occurred during the second quarter 2002.

Policy benefits decreased $0.2 million (or 14%) during the first six months of 2002 as compared to the same period in 2001. The decrease in policy benefits is primarily due to decreased variable annuity death benefit expense incurred under guaranteed minimum death benefit provisions. During the current three month period, policy benefits were relatively flat as compared to the same period in 2001.

Amortization of deferred policy acquisition costs decreased $0.1 million (or 12%) and $0.2 million (or 9%) during the current three and six month periods ended June 30, 2002, as compared to the same periods in 2001. The decreases in amortization of deferred policy acquisition costs are primarily due to the decrease in asset based variable annuity policy charge revenue during 2002.

Insurance expenses and taxes decreased $0.4 million (or 29%) and $0.4 million (or 21%) during the current three and six month periods ended June 30, 2002, as compared to the same periods in 2001. The decreases are primarily due to cost savings resulting from the Company's consolidation of its life and annuity policy administration service centers. The consolidation was completed during the third quarter 2001.

The Company's effective federal income tax rate was 35% during the current three and six month periods as compared to 36% and 33%, respectively, during the equivalent periods in 2001. The changes in the effective federal income tax rate during the respective periods are primarily due to certain permanent adjustments recorded in 2001.

SEGMENT INFORMATION

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

The decrease in other net revenues and other net earnings during the first six months of 2002 is primarily due to realized losses incurred during 2002.

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

        99.1 Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.


        (b) Reports on Form 8-K.


            No reports on Form 8-K have been filed during the last quarter.

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

                                       ML LIFE INSURANCE COMPANY OF NEW YORK

                                         /s/  MATTHEW J. RIDER
                                       -----------------------------------------

                                              Matthew J. Rider
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

Date: August 13, 2002

                                  EXHIBIT INDEX

99.1 Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.