Form 10-Q
period 2002-09-30
ML LIFE INSURANCE CO OF NEW YORK
filed 2002-11-13
CIK 862923

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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

                      2 WORLD FINANCIAL CENTER, 5TH FLOOR
                         NEW YORK, NEW YORK 10281-6100
                    (Address of Principal Executive Offices)

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

BALANCE SHEETS
(Dollars in thousands) (Unaudited)
================================================================================

                                                                           September 30,      December 31,
ASSETS                                                                         2002               2001
------                                                                     -------------      ------------

INVESTMENTS:
      Fixed maturity securities, at estimated fair value
                (amortized cost:  2002 - $156,136; 2001 - $142,945)         $  159,676         $  143,731
      Equity securities, at estimated fair value
                (cost:  2002 - $9,595; 2001 - $11,871)                           9,122             11,650
      Policy loans on insurance contracts                                       90,973             92,967
                                                                            ----------         ----------

                Total Investments                                              259,771            248,348



CASH AND CASH EQUIVALENTS                                                       14,106             20,524
ACCRUED INVESTMENT INCOME                                                        5,726              4,648
DEFERRED POLICY ACQUISITION COSTS                                               29,732             30,915
FEDERAL INCOME TAXES - CURRENT                                                   3,323                  -
REINSURANCE RECEIVABLES                                                            262                305
RECEIVABLES FROM SECURITIES SOLD                                                 1,016                  -
OTHER ASSETS                                                                     3,512              3,844
SEPARATE ACCOUNTS ASSETS                                                       792,541            993,056
                                                                            ----------         ----------


TOTAL ASSETS                                                                $1,109,989         $1,301,640
                                                                            ==========         ==========


See accompanying notes to financial statements.                      (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares) (Unaudited)
================================================================================

                                                                      September 30,         December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                       2002                 2001
------------------------------------                                  -------------         ------------

LIABILITIES:
    POLICYHOLDER LIABILITIES AND ACCRUALS:
      Policyholders' account balances                                  $   233,280          $   231,016
      Claims and claims settlement expenses                                  3,380                4,109
                                                                       -----------          -----------

                   Total policyholder liabilities and accruals             236,660              235,125


    OTHER POLICYHOLDER FUNDS                                                 1,440                1,125
    FEDERAL INCOME TAXES - DEFERRED                                          5,467                2,752
    FEDERAL INCOME TAXES - CURRENT                                               -                  295
    AFFILIATED PAYABLES - NET                                                2,301                  459
    OTHER LIABILITIES                                                          485                  981
    SEPARATE ACCOUNTS LIABILITIES                                          792,541              993,056
                                                                       -----------          -----------

                   Total Liabilities                                     1,038,894            1,233,793
                                                                       -----------          -----------


STOCKHOLDER'S EQUITY:
    Common stock, $10 par value - 220,000 shares
       authorized, issued and outstanding                                    2,200                2,200
    Additional paid-in capital                                              52,310               52,310
    Retained earnings                                                       17,190               14,476
    Accumulated other comprehensive loss                                      (605)              (1,139)
                                                                       -----------          -----------

                   Total Stockholder's Equity                               71,095               67,847
                                                                       -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $ 1,109,989          $ 1,301,640
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

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                 Three Months Ended
                                                                                     September 30,
                                                                               ------------------------
                                                                                 2002             2001
                                                                               -------          -------

REVENUES:
      Policy charge revenue                                                    $ 4,392          $ 4,677
      Net investment income                                                      3,725            4,009
      Net realized investment gains (losses)                                       235             (241)
                                                                               -------          -------

                          Total Revenues                                         8,352            8,445
                                                                               -------          -------

BENEFITS AND EXPENSES:
      Interest credited to policyholders' account balances                       2,659            2,801
      Policy benefits (net of reinsurance recoveries:  2002 - $163;
        2001 - $217)                                                             1,528              837
      Reinsurance premium ceded                                                    542              447
      Amortization of deferred policy acquisition costs                            818              999
      Insurance expenses and taxes                                                 794            1,514
                                                                               -------          -------

                          Total Benefits and Expenses                            6,341            6,598
                                                                               -------          -------

                          Earnings Before Federal Income Tax Provision           2,011            1,847

FEDERAL INCOME TAX PROVISION (BENEFIT):
      Current                                                                   (2,374)            (673)
      Deferred                                                                   2,842            1,320
                                                                               -------          -------

                          Total Federal Income Tax Provision                       468              647
                                                                               -------          -------

NET EARNINGS                                                                   $ 1,543          $ 1,200
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

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                               ----------------------------
                                                                                 2002                2001
                                                                               ---------          ---------

REVENUES:
      Policy charge revenue                                                    $  13,768          $  14,114
      Net investment income                                                       10,984             12,006
      Net realized investment losses                                              (3,236)              (180)
                                                                               ---------          ---------

                          Total Revenues                                          21,516             25,940
                                                                               ---------          ---------

BENEFITS AND EXPENSES:
      Interest credited to policyholders' account balances                         7,993              8,316
      Policy benefits (net of reinsurance recoveries:  2002 - $654;
        2001 - $537)                                                               2,855              2,388
      Reinsurance premium ceded                                                    1,604              1,431
      Amortization of deferred policy acquisition costs                            2,761              3,130
      Insurance expenses and taxes                                                 2,491              3,658
                                                                               ---------          ---------

                          Total Benefits and Expenses                             17,704             18,923
                                                                               ---------          ---------

                          Earnings Before Federal Income Tax Provision             3,812              7,017

FEDERAL INCOME TAX PROVISION (BENEFIT):
      Current                                                                     (1,330)               484
      Deferred                                                                     2,428              1,878
                                                                               ---------          ---------

                          Total Federal Income Tax Provision                       1,098              2,362
                                                                               ---------          ---------

NET EARNINGS                                                                   $   2,714          $   4,655
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

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                 Three Months Ended
                                                                                     September 30,
                                                                              --------------------------
                                                                                2002             2001
                                                                              --------          --------

NET EARNINGS                                                                  $  1,543          $  1,200
                                                                              --------          --------

OTHER COMPREHENSIVE INCOME:

    Net unrealized gains on available-for-sale securities:
       Net unrealized holding gains arising during the period                    2,270             3,364
       Reclassification adjustment for gains included in net earnings             (228)               (9)
                                                                              --------          --------

       Net unrealized gains on investment securities                             2,042             3,355

       Adjustments for:
              Policyholder liabilities                                            (629)           (2,138)
              Deferred federal income taxes                                       (494)             (425)
                                                                              --------          --------

    Total other comprehensive income, net of taxes                                 919               792
                                                                              --------          --------

COMPREHENSIVE INCOME                                                          $  2,462          $  1,992
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

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                       --------------------------
                                                                                         2002              2001
                                                                                       --------          --------

NET EARNINGS                                                                           $  2,714          $  4,655
                                                                                       --------          --------

OTHER COMPREHENSIVE INCOME:

    Net unrealized gains on available-for-sale securities:
       Net unrealized holding gains (losses) arising during the period                     (741)            5,071
       Reclassification adjustment for (gains) losses included in net earnings            3,243               (71)
                                                                                       --------          --------

       Net unrealized gains on investment securities                                      2,502             5,000

       Adjustments for:
              Policyholder liabilities                                                   (1,681)           (2,762)
              Deferred federal income taxes                                                (287)             (783)
                                                                                       --------          --------

    Total other comprehensive income, net of taxes                                          534             1,455
                                                                                       --------          --------

COMPREHENSIVE INCOME                                                                   $  3,248          $  6,110
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

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)
================================================================================


                                                                                              Accumulated
                                                               Additional                        other             Total
                                                 Common          paid-in        Retained     comprehensive     stockholder's
                                                  stock          capital        earnings          loss            equity
                                                --------      ------------     ----------   ---------------   ---------------

BALANCE JANUARY 1, 2001                          $ 2,200         $52,310         $10,147         $(3,054)         $61,603

  Net earnings                                                                     4,329                            4,329

  Other comprehensive income, net of tax                                                           1,915            1,915
                                                 -------         -------         -------         -------          -------

BALANCE, DECEMBER 31, 2001                         2,200          52,310          14,476          (1,139)          67,847

  Net earnings                                                                     2,714                            2,714

  Other comprehensive income, net of tax                                                             534              534
                                                 -------         -------         -------         -------          -------

BALANCE, SEPTEMBER 30, 2002                      $ 2,200         $52,310         $17,190         $  (605)         $71,095
                                                 =======         =======         =======         =======          =======



See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)
================================================================================


                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                    ------------------------
                                                                                      2002             2001
                                                                                    --------        --------

Cash Flows From Operating Activities:
  Net earnings                                                                      $  2,714        $  4,655
  Noncash items included in earnings:
     Amortization of deferred policy acquisition costs                                 2,761           3,130
     Capitalization of policy acquisition costs                                       (1,578)         (3,074)
     Amortization of investments                                                         606             180
     Interest credited to policyholders' account balances                              7,993           8,316
     Provision for deferred Federal income tax                                         2,428           1,878
  (Increase) decrease in operating assets:
     Accrued investment income                                                        (1,078)         (1,279)
     Federal income taxes - current                                                   (3,323)           (611)
     Reinsurance receivables                                                              43           1,747
     Other                                                                               332             130
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                                               (729)         (1,112)
    Other policyholder funds                                                             315           1,124
    Federal income taxes - current                                                      (295)              -
    Affiliated payables                                                                1,842            (539)
     Other                                                                              (496)           (915)
  Other operating activities:
     Net realized investment losses                                                    3,236             180
                                                                                    --------        --------

               Net cash and cash equivalents provided by operating activities         14,771          13,810
                                                                                    --------        --------

Cash Flows From Investing Activities:
   Proceeds from (payments for):
      Sales of available-for-sale securities                                          21,475          10,687
      Maturities of available-for-sale securities                                     12,832          24,478
      Purchases of available-for-sale securities                                     (50,080)        (35,315)
      Policy loans on insurance contracts                                              1,994            (850)
                                                                                    --------        --------

               Net cash and cash equivalents used by investing activities           $(13,779)       $ (1,000)
                                                                                    --------        --------



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

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                      --------------------------
                                                                                         2002             2001
                                                                                      ---------        ---------

Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Policyholder deposits (excludes internal policy replacement deposits)            $  45,725        $  76,194
     Policyholder withdrawals (including transfers to / from separate accounts)         (53,135)         (91,449)
                                                                                      ---------        ---------

           Net cash and cash equivalents used by financing activities                    (7,410)         (15,255)
                                                                                      ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (6,418)          (2,445)

CASH AND CASH EQUIVALENTS:
           Beginning of year                                                             20,524           19,514
                                                                                      ---------        ---------

           End of period                                                              $  14,106        $  17,069
                                                                                      =========        =========

Supplementary Disclosure of Cash Flow Information:
           Cash paid for:
                     Federal income taxes                                             $   2,288        $   1,095
                     Intercompany interest                                                    4               65



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

NOTE 2. STATUTORY ACCOUNTING PRACTICES

The Company's statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the New York Insurance Department. The State of New York has adopted the National Association of Insurance Commissioner's statutory accounting practices, ("NAIC SAP") as a component of prescribed or permitted practices by the State of New York. The State of New York has adopted certain prescribed accounting practices, ("NY SAP"), which differ from those found in NAIC SAP. Specifically, deferred tax assets and deferred tax liabilities are not recognized by the State of New York until December 31, 2002, as described below. Other differences in accounting practices between NAIC SAP and NY SAP were not applicable to the Company.

In September 2002, the State of New York adopted the admissibility of deferred tax assets and liabilities, as prescribed by NAIC SAP. The new law applies to financial statements filed on or after December 31, 2002. The impact of recording deferred tax assets and deferred tax liabilities is not expected to have a material impact on the Company's statutory financial statements.

At September 30, 2002, statutory capital and surplus on a NY SAP basis and an NAIC SAP basis were $35,971 and $36,553, respectively. The difference between statutory capital and surplus on a NY SAP basis versus an NAIC SAP basis is the recognition of a $582 deferred tax asset in accordance with NAIC SAP. At December 31, 2001, statutory capital and surplus on a New York basis and an NAIC SAP basis were $34,265 and $34,880, respectively. For the nine month periods ended September 30, 2002 and 2001, statutory net income (loss) was $1,737 and ($1,852) respectively. There was no difference in net income on a NY SAP basis versus an NAIC SAP basis at September 30, 2002.

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

                                             September 30,   December 31,
                                                 2002            2001
                                             -------------   ------------
Assets:
    Fixed maturity securities                  $  3,540        $    786
    Equity securities                              (473)           (221)
                                               --------        --------
                                                  3,067             565
                                               --------        --------
Liabilities:
    Policyholders' account balances               3,999           2,318
    Federal income taxes - deferred                (327)           (614)
                                               --------        --------
                                                  3,672           1,704
                                               --------        --------
Stockholder's equity:
    Accumulated other comprehensive loss       $   (605)       $ (1,139)
                                               ========        ========

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

The following table summarizes each business segment's contribution to the consolidated net revenues and net earnings for the three and nine month periods ended September 30:

                                       Three Months Ended          Nine Months Ended
                                         September 30,               September 30,
                                     ---------------------       ---------------------
                                       2002          2001          2002          2001
                                     -------       -------       -------       -------

NET REVENUES (a):
    Life Insurance                   $ 2,187       $ 2,330       $ 6,937       $ 7,559
    Annuities                          3,235         2,573         6,233         8,745
    Other                                271           741           353         1,320
                                     -------       -------       -------       -------

       Total Net Revenues            $ 5,693       $ 5,644       $13,523       $17,624
                                     =======       =======       =======       =======

NET EARNINGS:

    Life Insurance                   $   374       $   181       $ 1,313       $ 1,189
    Annuities                            995           537         1,172         2,608
    Other                                174           482           229           858
                                     -------       -------       -------       -------

       Total Net Earnings            $ 1,543       $ 1,200       $ 2,714       $ 4,655
                                     =======       =======       =======       =======

(a) Net revenues include investment income net of interest credited to policyholders' account balances.

NOTE 5. SUBSEQUENT EVENTS

Management finalized their periodic review of the amortization of deferred policy acquisition costs during the fourth quarter of 2002 and recorded a reduction in the carrying value of $1.5 million.

ITEM 2 MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three and nine month periods ended September 30, 2002 and 2001. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 2001 Audited Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2001 10K.

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

ECONOMIC ENVIRONMENT

The Company's financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, as such, the values of variable contract owner account balances. Since asset-based fees collected on in force variable contracts represents a significant source of revenue, the Company's earnings will be impacted by fluctuations in investment performance of separate accounts assets. Fluctuations in the U.S. equity market also directly impacts the Company's exposure to guaranteed minimum death benefit ("GMDB") provisions. Negative investment performance generally results in greater exposure to GMDB provisions, as there is an increase in the number of variable contracts (and amount per contract) in which the GMDB exceeds the variable account balance. Prolonged periods of negative investment performance may result in greater GMDB claims. GMDB claims are recorded as a component of policy benefits.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). The following table provides the decrease for each equity market index for the current three and nine month periods ended September 30, 2002 and 2001, respectively:

                                  2002                                                  2001
                 --------------------------------------             ---------------------------------------
                 Third Quarter             Nine Months               Third Quarter              Nine Months
                      2002                     2002                       2001                     2001
                 -------------            -------------             ---------------            ------------

Dow                  -17.9   %                -24.2   %                  -15.8    %               -18.0   %
NASDAQ               -19.9   %                -39.9   %                  -30.7    %               -39.3   %
S&P Index            -17.6   %                -29.0   %                  -15.0    %               -21.2   %

The investment performance in the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

Medium Term Interest Rates

Changes in interest rates affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities.

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the current three and nine month periods ended September 30, 2002, medium term interest rates decreased approximately 82 basis points and 118 basis points, respectively, to yield, on average, for the current nine month period 2.48%. During the three and nine month periods ended September 30, 2001, medium term interest rates decreased approximately 112 basis points and 170 basis points, respectively, to yield, on average, for the nine month period 3.44%.

Corporate Credit

Changes in the corporate credit environment directly impact the value of the Company's investments, primarily fixed maturity securities. The Company primarily invests in investment-grade corporate debt to support its fixed rate product liabilities. During 2002, corporate debt defaults increased significantly as a result of continuing weakness in the economy, as well as several large high-profile defaults. The Company holds corporate debt of certain of these companies and has adjusted its carrying value in these investments to reflect amounts anticipated to ultimately be recovered. The decrease in book value is recorded as a component of net realized investment losses.

Credit spreads represent the credit risk premiums required by market participants for a given credit quality, e.g. the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (for example, U.S. Treasury instruments). The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities. During the current three and nine month periods ended September 30, 2002, credit spreads widened approximately 59 basis points and 73 basis points, respectively, and ended the current nine month period at 251 basis points. During the three and nine month periods ended September 30, 2001, credit spreads widened approximately 35 basis points and contracted approximately 1 basis point, respectively, and ended the nine month period at 186 basis points. Widening credit spreads have a negative impact on the value of investments.

NEW BUSINESS

Life insurance and annuity premiums decreased $12.2 million (or 45%) to $14.8 million and $35.5 million (or 43%) to $46.9 million during the current three and nine month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. Life insurance and annuity premiums by type of product were as follows:

                                              ($ In Millions)                         % Change
                                      -------------------------------      --------------------------------
                                      Third Quarter       Nine Months      Third Quarter        Nine Months
                                           2002               2002            2002-2001          2002-2001
                                      -------------       -----------      -------------        -----------

Variable Annuities:
   C-Share                               $   4.9            $  17.2                -75 %              -64 %
   B-Share                                   3.0               13.8                -54                -54
   L-Share (a)                               1.8                8.5                100                100
                                         -------            -------            -------            -------
                                             9.7               39.5                -62                -49
                                         -------            -------            -------            -------

Modified Guaranteed Annuities                4.9                6.4                100                814

Variable Life Insurance                      0.2                1.0                -75                -73
                                         -------            -------            -------            -------

Total Direct Premiums                    $  14.8            $  46.9                -45 %              -43 %
                                         =======            =======            =======            =======

(a) The Company's L-Share variable annuity product was introduced in the fourth quarter 2001.

During the current three and nine month periods, variable annuity premiums decreased $16.1 million (or 62%) to $9.7 million and $38.1 million (or 49%) to $39.5 million, respectively, as compared to the same periods in 2001. Management attributes the decrease in variable annuity premiums to increasing customer demand for annuity products that offer guarantee provisions, such as fixed rate products, variable products with fixed account options, variable products with guaranteed minimum income benefits, or variable products with guaranteed minimum account values. With the exception of the Company's modified guaranteed annuity product, which offers a fixed interest crediting rate, the Company currently does not offer these types of guarantees in its products. During the first nine months of 2002, sales of non-proprietary products with these types of guarantee features have been strong within the Merrill Lynch & Co. distribution system. The Company is currently developing a guaranteed minimum income benefit provision for placement in certain of its existing variable annuity products and anticipates offering these features in 2003.

Management believes that the increasing demand for annuity products with guarantee provisions has been fueled by the increasing volatility and general negative performance of the equity markets that has occurred over the past two years. As such, future variable annuity sales could be negatively impacted if this trend continues.

During the current three and nine month periods, modified guaranteed annuity premiums increased $4.9 million (or 100%) to $4.9 million and $5.7 million (or 814%) to $6.4 million, respectively, as compared to the same periods in 2001. The increases are primarily due to increasing demand for products with guarantee features, as noted above.

WITHDRAWALS

Policy and contract surrenders increased $1.2 million (or 7%) to $17.4 million and $4.8 million (or 9%) to $57.7 million during the current three and nine month periods, respectively, as compared to the same periods in 2001. During the current three and nine month periods ended September 30, 2002, variable annuity surrenders increased $1.9 million (or 19%) and $7.0 million (or 22%) as compared to the same periods in 2001. The increases are primarily a result of the anticipated increase in lapse rates on variable annuity contracts reaching the end of their surrender charge period. In addition, variable life surrenders increased $2.5 million (or 116%) and $3.5 million (or 38%) during the current three and nine month periods as compared to the same periods in 2001. Partially offsetting the increases in variable annuity and variable life surrenders was a decrease in modified guaranteed annuity surrenders, which decreased $3.0 million (or 72%) and $5.4 million (or 48%) during the current three and nine month periods as compared to the same periods in 2001. Management attributes these decreases to volatility in the equity markets, whereby modified guaranteed annuity contract owners have less incentive to abdicate guaranteed income.

FINANCIAL CONDITION

At September 30, 2002, the Company's assets were $1.1 billion, or $0.2 billion lower than the $1.3 billion in assets at December 31, 2001 primarily due to a decrease in separate accounts assets. Separate accounts assets decreased $200.5 million (or 20%) to $792.5 million primarily due to unfavorable investment performance and an increase in net cash outflow. Changes in separate accounts assets for the first three quarters of 2002 were as follows:

(In Millions)                                      1Q02             2Q02             3Q02             Total
                                                 ---------        ---------        ---------        ---------

Investment performance - variable products       $     7.4        $   (74.5)       $   (98.1)       $  (165.2)
Net cash outflow - variable products                 (12.4)            (9.1)           (13.8)           (35.3)
                                                 ---------        ---------        ---------        ---------
                                                 $    (5.0)       $   (83.6)       $  (111.9)       $  (200.5)
                                                 =========        =========        =========        =========

The continuing decline in overall credit quality among corporate bonds has placed added pressure on the Company's fixed income portfolio. As of September 30, 2002 and December 31, 2001, approximately $3.9 million (or 2%) and $4.8 million (or 3%), respectively, of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current non-investment grade holdings are the result of ratings downgrades on the Company's portfolio as the Company does not purchase non-investment grade securities. Also, as of September 30, 2002, approximately $8.8 million (or 5%) of the Company's fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's, compared to $12.8 million (or 9%) of the Company's fixed maturity securities as of December 31, 2001. The Company closely monitors such investments.

During the first nine months of 2002, the Company experienced contract owner withdrawals that exceeded deposits by $29.4 million. The components of contract owner transactions were as follows:

                                                  September 30,
(In Millions)                                         2002
                                                  -------------

Premiums collected                                  $  46.9
Internal tax-free exchanges                            (1.2)
                                                    -------
     Net contract owner deposits                       45.7

Contract owner withdrawals                             53.1
Net transfers to/from separate accounts                22.0
                                                    -------
     Net contract owner withdrawals                    75.1
                                                    -------

Net contract owner activity                         $ (29.4)
                                                    =======

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 2002, the Company's assets included $174.2 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

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

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2002 and 2001, the Company reported net earnings of $1.5 million and $1.2 million, respectively. For the nine month periods ended September 30, 2002 and 2001, the Company reported net earnings of $2.7 million and $4.7 million, respectively.

Policy charge revenue decreased $0.3 million (or 6%) and $0.3 million (or 2%) during the current three and nine month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. The decreases in policy charge revenue are primarily attributable to the decrease in average variable account balances. Average variable account balances decreased $120.2 million (or

13%) and $66.6 million (or 7%) during the current three and nine month periods as compared to the same periods in 2001. During the same periods, asset based policy charges decreased $0.2 million (or 9%) and $0.3 million (or 4%). Asset based policy charges were favorably impacted by increases in rates charged to unaffiliated fund investment managers for administrative services.

Net earnings derived from interest spread decreased $0.1 million (or 12%) and $0.7 million (or 19%) during the current three and nine month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. The decreases in interest spread are primarily a result of the reduction in invested assets resulting from the decline in fixed rate contracts inforce.

Net realized investment losses decreased $0.5 million and increased $3.1 million during the current three and nine month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. The decrease in net realized investment losses during the current three month period is primarily due to a decrease in interest related losses as compared to the same period in 2001. The increase in net realized losses during the current nine month period is primarily due to book value writedowns and sales of $3.4 million on investments in fixed maturity securities issued by WorldCom Inc.

Policy benefits increased $0.7 million (or 83%) and $0.5 million (or 20%) during the current three and nine month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. During the current three and nine month periods variable annuity death benefit expense incurred under guaranteed minimum death benefit provisions increased $0.8 million and $0.2 million, respectively, as compared to the same periods in 2001.

Reinsurance premium ceded increased $0.1 million (or 21%) and $0.2 million (or 12%) during the current three and nine month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. The increase is attributable to the combined effect of the increasing age of contract owners and increased insurance inforce.

Amortization of deferred policy acquisition costs decreased $0.2 million (or 18%) and $0.4 million (or 12%) during the current three and nine month periods ended September 30, 2002, as compared to the same periods in 2001. The decreases in amortization of deferred policy acquisition costs are primarily due to the decrease in policy charge revenue during 2002.

Insurance expenses and taxes decreased $0.7 million (or 48%) and $1.2 million (or 32%) during the current three and nine month periods ended September 30, 2002, as compared to the same periods in 2001. The decreases are primarily due to cost savings resulting from the Company's consolidation of its life and annuity policy administration service centers. The consolidation was completed during the third quarter 2001.

The Company's effective federal income tax rate was 23% and 29% during the current three and nine month periods ended September 30, 2002 as compared to 35% and 34%, respectively, during the equivalent periods in 2001. The changes in the effective federal income tax rate during the respective periods are primarily due to certain permanent adjustments recorded in the third quarter 2002. During the current three and nine month periods ended September 30, 2002, the Company's current and deferred tax components have been significantly impacted by fluctuations in tax reserves for guaranteed minimum death benefits. The reserve fluctuations have resulted in an increased current tax benefit and an increased deferred tax expense during the current three and nine month periods as compared to the same periods in 2001.

SEGMENT INFORMATION

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

ITEM 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, that its disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                       ML LIFE INSURANCE COMPANY OF NEW YORK

                                         /s/  MATTHEW J. RIDER
                                       -----------------------------------------

                                              Matthew J. Rider
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer


Date: November 12, 2002

                    Certification of Chief Executive Officer


I, Nikos Kardassis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ML Life Insurance Company of New York;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                          /s/ Nikos Kardassis
                                          ------------------------------------
                                          Nikos Kardassis
                                          President and Chief Executive Officer

Dated:  November 12, 2002

                    Certification of Chief Financial Officer


I, Matthew Rider, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ML Life Insurance Company of New York;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                          /s/ Matthew Rider
                                          ------------------------------------
                                          Matthew Rider
                                          Senior Vice President and
                                          Chief Financial Officer
Dated:  November 12, 2002

                                  EXHIBIT INDEX

99.1 Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.