Form 10-K
period 2002-12-31
ML LIFE INSURANCE CO OF NEW YORK
filed 2003-03-28
CIK 862923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Nos. 33-34562; 33-60288; 333-48983

ML LIFE INSURANCE COMPANY OF NEW YORK
(Exact name of Registrant as specified in its charter)

New York	16-1020455

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 World Financial Center South Tower, 5th Floor New York, New York 10080-6511

(Address of Principal Executive Offices)
1-800-333-6524

(Registrant’s telephone no. including area code)

     Securities registered pursuant to Section 12(b) or 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [  ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common 220,000

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I

Item 1.  Business.

     The Registrant is engaged in the sale of life insurance and annuity products. The Registrant is a stock life insurance company organized under the laws of the State of New York on November 28, 1973. The Registrant is currently subject to primary regulation by the New York State Insurance Department. The Registrant is a direct wholly owned subsidiary of Merrill Lynch Insurance Group (“MLIG”). MLIG is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch & Co.”), a corporation whose common stock is traded on the New York Stock Exchange.

     Information pertaining to contract owner deposits, contract owner account balances, and capital contributions can be found in the Registrant’s financial statements which are contained herein.

     The Registrant is currently licensed to conduct life insurance and annuity business in nine states. It currently markets its annuity products and variable life insurance products only in the state of New York. During 2002, annuity and life insurance sales were made principally in New York (94%, as measured by total contract owner deposits).

     The Registrant’s life insurance and annuity products are sold by licensed agents affiliated with Merrill Lynch Life Agency, Inc. (“MLLA”), a wholly owned subsidiary of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), pursuant to a general agency agreement by and between the Registrant and MLLA. At December 31, 2002, approximately 1,197 agents of MLLA were authorized to act for the Registrant.

Item 2.  Properties.

     The Registrant’s home office is located at 2 World Financial Center, South Tower, 5th Floor, New York, New York. This office space is leased from MLPF&S. In addition, personnel performing services for the Registrant pursuant to its Management Services Agreement operate in MLIG office space. MLIG occupies certain office space in Pennington, New Jersey through Merrill Lynch & Co. An allocable share of the cost of each of these premises is paid by the Registrant through the service agreement with MLIG. Merrill Lynch Insurance Group Services, Inc. (“MLIGS”), an affiliate of MLIG owns office space in Jacksonville, Florida. MLIGS also leases certain office space in Springfield, Massachusetts from Picknelly Family Limited Partnership. During 2001, MLIGS consolidated operations into the Jacksonville, Florida location. MLIGS continues to lease the office space in Springfield, Massachusetts, although there are no personnel at that location.

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

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

     (a)  The Registrant is a wholly owned subsidiary of MLIG, which is an indirect wholly owned subsidiary of Merrill Lynch & Co. MLIG is the sole record holder of Registrant’s shares. Therefore, there is no public trading market for Registrant’s common stock.

     During 2002 and 2001, the Registrant did not pay any dividends. No other cash dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of New York, notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. See Note 7 to the Registrant’s financial statements.

     (b)  Not applicable.

Item 6.  Selected Financial Data.

     Information called for by this item is omitted pursuant to General Instruction I. of Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein for the Registrant (referred to as "ML of New York" for purposes of Items 7 and 7A).

Certain statements contained in this Report may be considered forward-looking, including statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. These forward-looking statements are not statements of historical fact and represent only management’s beliefs regarding future events, which are inherently uncertain. There are a variety of factors, many of which are beyond ML of New York’s control, which affect its operations, performance, business strategy, and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, the factors listed in the Business Environment and Economic Environment sections listed below, as well as actions and initiatives taken by both current and potential competitors, the effect of current, pending, and future legislation and regulation, and the other risks and uncertainties detailed in ML of New York’s Financial Statements and Notes to Financial Statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. ML of New York does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates the forward-looking statements are made. The reader should, however, consult any further disclosures ML of New York may make in its Quarterly Reports on Form 10-Q.

Business Environment

ML of New York conducts its business in the life insurance and annuity markets of the financial services industry. These markets are highly regulated with particular emphasis on company solvency and sales practice monitoring. Demographically, the population is aging, which favors life insurance and annuity products.

The financial services industry continues to be affected by an intensifying competitive environment as demonstrated by consolidation through mergers and competition from new and established competitors using the internet or other technology to provide financial services. In addition, the Gramm-Leach-Bliley Act, passed in 1999, represented a significant accomplishment in the effort to modernize the financial services industry in the U.S. by repealing Depression-era barriers between commercial banking, investment banking, and insurance activities. This legislation, together with other changes in the financial services industry made possible by previous reforms, has increased the number of companies competing for a similar customer base.

In 2002, the U.S. Congress passed the Sarbanes-Oxley Act of 2002 which is a broad overhaul of existing corporate and securities laws. In addition, various Federal and state securities regulators, self-regulatory organizations (including the New York Stock Exchange) and industry participants reviewed and in many cases adopted sweeping changes to their established rules including rules in the areas of corporate governance and auditor independence.

Economic Environment

ML of New York’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly the values of variable contract owner account balances. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, ML of New York’s earnings will be impacted by fluctuations in investment performance of separate accounts assets. Fluctuations in the U.S. equity market also directly impact ML of New York’s exposure to guaranteed minimum death benefit (“GMDB”) provisions contained in the variable annuities it manufactures. Negative investment performance generally results in greater exposure to GMDB provisions, as there is an increase in the number of variable contracts (and amount per contract) in which the GMDB exceeds the variable account balance. Prolonged periods of negative investment performance may result in greater GMDB claim payments. GMDB claim payments are recorded as a component of policy benefits.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P Index”). The following table provides the decrease for each equity market index for the years ended December 31:

	2002	2001

Dow	-16.8%	-7.1%
NASDAQ	-31.5%	-21.1%
S&P Index	-23.4%	-13.0%

The investment performance in the underlying U.S. equity-based mutual funds supporting ML of New York’s variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

Medium Term Interest Rates

Changes in interest rates affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities.

ML of New York defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During 2002, medium term interest rates decreased approximately 112 basis points to yield, on average, 2.53%. During 2001, medium term interest rates decreased approximately 148 basis points to yield, on average, 3.65%.

Corporate Credit

Changes in the corporate credit environment directly impact the value of ML of New York’s investments, primarily fixed maturity securities. ML of New York largely invests in investment-grade corporate debt to support its fixed rate product liabilities. During 2002, corporate debt defaults on a dollar-weighted volume basis increased significantly as a result of continuing weakness in the economy, as well as several large high-profile defaults. ML of New York holds corporate debt of certain of these companies and has adjusted its carrying value in these investments to reflect amounts anticipated to ultimately be recovered. The decrease in book value is recorded as a component of net realized investment losses.

Credit spreads represent the credit risk premiums required by market participants for a given credit quality, e.g. the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (e.g., U.S. Treasury instruments). ML of New York defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities. During 2002, credit spreads widened approximately 20 basis points and ended the year at 198 basis points. During 2001, credit spreads contracted approximately 9 basis point and ended the year at 178 basis points. Widening credit spreads have a negative impact on the value of fixed maturity securities.

New Business

ML of New York sells variable and interest sensitive life insurance and annuity products through Merrill Lynch & Co.’s retail network of Financial Advisors. ML of New York competes for Merrill Lynch & Co.’s clients’ life insurance and annuity business with unaffiliated insurers whose products are also sold through Merrill Lynch & Co.’s retail network, and with insurers who solicit this business directly. The product lines that ML of New York offers are focused in the highly competitive market segment of retirement and death benefit planning. ML of New York competes in this market segment by integrating its products into Merrill Lynch & Co.’s planning-based financial management program.

ML of New York’s financial management is based on conservative investment and liability management and regular monitoring of its risk profile. ML of New York also seeks to provide superior customer service and financial management to promote the competitiveness of its products. ML of New York’s customer service center has established standards of performance that are monitored on a regular basis. Managers and employees in the customer service centers are periodically evaluated based on their performance in meeting these standards.

ML of New York has strategically placed its marketing emphasis on the sale of variable annuities and modified guaranteed annuities. These products are designed to address the retirement planning needs of Merrill Lynch & Co.’s clients. ML of New York offers three types of variable annuity products. These products are differentiated by the degree of liquidity afforded to the contract owner. The B-Share variable annuity contains a seven year surrender charge period, the L-Share variable annuity contains a three year surrender charge period, and the C-Share variable annuity has no surrender charge period. Each variable annuity product provides tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. ML of New York offers a variable life insurance product that provides life insurance protection and allows the contract owner to allocate the cash value of the policy to underlying diversified mutual fund portfolios. The modified guaranteed annuity product also provides tax-deferred retirement savings through a guaranteed fixed interest rate for a period selected by the contract owner, but imposes a market value adjustment for withdrawals prior to the expiration of the guarantee period. Total direct premiums by product type for the three years ended December 31 were as follows:

	(In Millions)			% Change

	2002	2001	2000	2002 - 2001	2001 - 2000

Variable Annuities:
C-Share (a)	$20.8	$71.5	$—	-71%	100%
B-Share	16.7	36.5	74.3	-54	-51
L-Share (b)	10.5	1.2	—	775	100

	48.0	109.2	74.3	-56	47

Modified Guaranteed Annuities	15.2	0.8	3.1	n/m	-74
Variable Life Insurance	1.2	4.3	5.2	-72	-17
Other	0.1	0.4	0.1	-75	300

Total Direct Premiums	$64.5	$114.7	$82.7	-44%	39%

(a)	ML of New York offers two C-Share variable annuity products that were introduced in the fourth quarter 2002 and the first quarter 2001, respectively.

(b)	ML of New York’s L-Share variable annuity product was introduced in the fourth quarter 2001.

During 2002, ML of New York’s total direct premiums decreased $50.2 million (or 44%) as compared to 2001. Variable annuity premiums decreased $61.2 million (or 56%) to $48.0 million during 2002 as compared to 2001. Management attributes the decrease in variable annuity premiums to increasing customer demand for annuity products that offer guarantee provisions, such as fixed rate products, variable products with fixed account options, variable products with guaranteed minimum income benefits, or variable products with guaranteed minimum account values. With the exception of ML of New York’s modified guaranteed annuity product, which offers a fixed interest crediting rate, ML of New York currently does not offer these types of guarantees in its products. During 2002, sales of non-proprietary products with these types of guarantee features have been strong within the Merrill Lynch & Co. distribution system. ML of New York is currently developing a guaranteed minimum income benefit provision for placement in certain of its existing variable annuity products and anticipates offering this feature in 2003.

During the fourth quarter 2002, ML of New York introduced a new C-Share variable annuity product. This product differs from ML of New York’s existing C-Share product by offering investment options managed by different investment advisors and a fee structure that varies with asset size. Sales of the new variable annuity product were $0.5 million during the nine-week period ended December 31, 2002.

Management believes that the increasing demand for annuity products with guarantee provisions has been fueled by the increasing volatility and general negative performance of the equity markets that has occurred over the past three years. As such, future sales of ML of New York’s variable annuity products without these provisions could be negatively impacted if this trend continues.

Modified guaranteed annuity sales increased $14.4 million from $0.8 million to $15.2 million during 2002 as compared to 2001. The increase is primarily due to increasing demand for products with guarantee features, as noted above.

Withdrawals

Policy and contract surrenders increased $11.8 million (or 17%) to $80.0 million during 2002 as compared to 2001. During 2002, variable annuity surrenders increased $10.7 million (or 25%) to $54.2 million as compared to 2001. The increase is primarily a result of the anticipated increase in lapse rates on variable annuity contracts reaching the end of their surrender charge period. In addition, variable life surrenders increased $6.9 million (or 63%) during 2002 as compared to 2001. Partially offsetting the increases in variable annuity and variable life surrenders was a decrease in modified guaranteed annuity surrenders, which decreased $5.4 million (or 40%) during 2002 as compared to 2001. Management attributes the decrease to volatility in the equity markets, whereby modified guaranteed annuity contract owners have less incentive to give up guaranteed income.

Financial Condition

At December 31, 2002, ML of New York’s assets were $1.1 billion, or $0.2 billion lower than the $1.3 billion in assets at December 31, 2001 primarily due to a decrease in separate accounts assets. Separate accounts assets decreased $182.7 million (or 18%) to $810.4 million primarily due to unfavorable investment performance and an increase in net cash outflow. Changes in separate accounts assets during 2002 by quarter were as follows:

(In Millions)	1Q02	2Q02	3Q02	4Q02	Total

Investment performance — variable products	$7.4	$(74.5)	$(98.1)	$35.7	$(129.5)
Net cash outflow — variable products	(12.4)	(9.1)	(13.8)	(17.9)	(53.2)

	$(5.0)	$(83.6)	$(111.9)	$17.8	$(182.7)

During 2002, ML of New York experienced contract owner withdrawals that exceeded deposits by $44.6 million. The components of contract owner transactions were as follows:

(In Millions)	2002

Premiums collected	$64.5
Internal tax-free exchanges	(1.6)

Net contract owner deposits	62.9
Contract owner withdrawals	72.5
Net transfers to/from separate accounts	35.0
Net contract owner withdrawals	107.5

Net contract owner activity	$(44.6)

ML of New York maintains a conservative general account investment portfolio. ML of New York has no mortgage or real estate investments. The following schedule identifies ML of New York’s general account invested assets by type:

Investment Grade Fixed Maturity Securities (Rated A or higher)	51%
Policy Loans	34%
Investment Grade Fixed Maturity Securities (Rated BBB)	11%
Equity Securities	2%
Non-Investment Grade Fixed Maturity Securities	2%

100%

The continuing decline in overall credit quality among corporate bonds has placed added pressure on ML of New York’s fixed income portfolio. As of December 31, 2002 and 2001, approximately $4.1 million (or 3%) and $4.8 million (or 3%), respectively, of ML of New York’s fixed maturity securities were considered non-investment grade. ML of New York defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor’s BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current non-investment grade holdings are the result of ratings downgrades on ML of New York’s portfolio as ML of New York does not purchase non-investment grade securities. Also, as of December 31, 2002, approximately $10.9 million (or 7%) of ML of New York’s fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s, compared to $12.8 million (or 9%) of ML of New York’s fixed maturity securities as of December 31, 2001. ML of New York closely monitors such investments.

ML of New York’s investment in collateralized mortgage obligations (“CMO”) and mortgage backed securities (“MBS”) had a carrying value of $2.1 million as of December 31, 2002. At December 31, 2002, all of ML of New York’s CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from similarly rated corporate securities.

As of December 31, 2002, ML of New York had 2,154 life insurance and annuity contracts inforce with interest rate guarantees. The estimated average rate of interest credited on behalf of contract owners was 4.57% during 2002. Invested assets supporting liabilities with interest rate guarantees had an estimated effective yield of 5.76% during 2002. The number of life insurance and annuity contracts inforce with interest rate guarantees decreased 1% as compared to 2001.

Liquidity and Capital Resources

ML of New York’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has inforce. ML of New York has developed and utilizes a cash flow projection system and regularly performs asset / liability duration matching in the management of its asset and liability portfolios. ML of New York anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 2002, ML of New York’s assets included $183.0 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

In order to continue to issue life insurance and annuity products, ML of New York must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles (“GAAP”) in two major respects. First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves for new business in some cases may initially exceed the statutory revenues attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

The National Association of Insurance Commissioners utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. As of December 31, 2002 and 2001, based on the RBC formula, ML of New York’s total adjusted capital level was in excess of the minimum amount of capital required to avoid regulatory action.

ML of New York receives claims paying ability ratings from Standard and Poors and A.M. Best. During 2002, Standard and Poors downgraded Merrill Lynch & Co. to “A+” from “AA-”. As a result, ML of New York’s rating was similarly downgraded to “A+”. At December 31, 2002, A.M. Best’s rating of ML of New York was “A+”. However, the rating was downgraded to “A” during January 2003.

ML of New York has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks that ML of New York assumes, but will allow ML of New York to reduce its absolute level of surplus. In implementing this plan, ML of New York paid $35.0 million in dividends to MLIG during 2000. No dividends were paid during 2002 and 2001.

ML of New York believes that it will be able to fund the capital and surplus requirements of projected new business from current statutory earnings and existing statutory capital and surplus. If sales of new business significantly exceed projections, ML of New York may have to look to its parent and other affiliated companies to provide the capital or borrowings necessary to support its current marketing efforts. ML of New York’s future marketing efforts could be hampered should its parent and/or affiliates be unwilling to commit additional funding.

Management Estimates

ML of New York amortizes deferred policy acquisition costs based on the expected future gross profits for each group of contracts. In estimating future gross profits, management makes assumptions regarding such factors as policy charge revenue, investment performance, policy lapse rates, mortality, and expenses for the expected life of each group of contracts. Actual gross profits can vary from management’s estimates resulting in increases or decreases in the rate of amortization. Management periodically updates these estimates and evaluates the recoverability of deferred policy acquisition costs. The impact of revisions to estimates on cumulative amortization is recorded as a charge or credit to current operations (commonly referred to as “DAC unlocking”). During 2002, ML of New York reduced earnings by $1.5 million, via an increase in amortization of deferred policy acquisition costs. During 2001 ML of New York increased earnings by $0.8 million, via a reduction in amortization of deferred policy acquisition costs.

Results of Operations

ML of New York’s gross earnings are principally derived from two sources:

•	the charges imposed on variable life insurance and variable annuity contracts, and

•	the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread

The costs associated with acquiring contract owner deposits (deferred policy acquisition costs) are amortized over the period in which ML of New York anticipates holding those funds, as noted in the Management Estimates section above. Deferred policy acquisition costs are principally commissions and a portion of certain other expenses relating to policy acquisition, underwriting and issuance that are primarily related to and vary with the production of new business. Insurance expenses and taxes reported in the statements of earnings are net of amounts deferred. In addition, ML of New York incurs expenses associated with the maintenance of inforce contracts.

2002 compared to 2001

ML of New York recorded net earnings of $3.2 million and $4.3 million for 2002 and 2001, respectively.

Policy charge revenue decreased $0.8 million (or 4%) during 2002 as compared to 2001. The decrease in policy charge revenue is primarily attributable to reductions in asset-based fees collected on variable account balances. Variable annuity and variable life asset-based fees decreased $0.4 million (or 4%) and $0.3 million (or 12%), respectively, generally consistent with decreases in average variable account balances for those products. Asset-based fees were favorably impacted by increases in rates charged to unaffiliated fund investment managers for administrative services.

Net earnings derived from interest spread decreased $1.0 million (or 20%) during 2002 as compared to 2001. The decrease in interest spread is primarily a result of the reduction in yields on invested assets resulting from the lower interest rate environment as compared to 2001.

Net realized investment losses increased $0.7 million during 2002 as compared to 2001. The increase in net realized investment losses is due to an increase in credit related losses primarily losses on investments in fixed maturity securities issued by WorldCom Inc.

Policy benefits increased $1.4 million (or 47%) during 2002 as compared to 2001. During 2002, life insurance mortality expense increased $0.8 million as compared to 2001 primarily due to an increase in the number of death claims. In addition, variable annuity mortality expense increased $0.5 million as compared to 2001 primarily due to increased death benefit payments incurred under guaranteed minimum death benefit provisions.

Reinsurance premium ceded decreased $0.2 million (or 10%) during 2002 as compared to 2001. The decrease is attributable to the decrease in life insurance inforce.

Amortization of deferred policy acquisition costs increased $2.0 million (or 56%) during 2002 as compared to 2001 primarily due to period-to-period differences in DAC unlocking as noted in the Management Estimates section above.

Insurance expenses and taxes decreased $1.5 million (or 31%) during 2002 as compared to 2001. The decrease in insurance expenses and taxes is primarily due to i) cost savings resulting from ML of New York’s consolidation of its life and annuity policy administration service centers, which was completed during the third quarter 2001, and ii) reductions in employee compensation expense.

ML of New York’s effective federal income tax rate decreased to 16% for 2002 from 45% for 2001. The changes in the effective federal income tax rate during the respective periods are due to certain permanent adjustments recorded in 2002. Also, during 2002, ML of New York’s current and deferred tax components have been significantly impacted by fluctuations in tax reserves for guaranteed minimum death benefits. The reserve fluctuations have resulted in an increased current tax benefit and an increased deferred tax expense during 2002 as compared to 2001.

2001 compared to 2000

ML of New York recorded net earnings of $4.3 million and $10.1 million for 2001 and 2000, respectively.

Policy charge revenue decreased $1.5 million (or 7%) during 2001 as compared to 2000. The decrease in policy charge revenue is primarily attributable to the decrease in average variable account balances. Average variable account balances decreased $108.3 million (or 10%) during 2001 as compared to 2000. During the same time period, asset-based policy charges decreased $1.1 million (or 9%) consistent with the reduction in the separate accounts assets. Non-asset based charges decreased $0.4 million (or 5%) as compared to 2000 primarily due to a decrease in cost of insurance charges.

Net earnings derived from interest spread decreased $1.8 million during 2001 as compared to 2000. The decrease in interest spread is primarily a result of ML of New York’s $35.0 million dividend payment to MLIG during the fourth quarter 2000, as well as the reduction in invested assets resulting from the decline in fixed rate contracts inforce.

Net realized investment losses increased $2.4 million during 2001 as compared to 2000. The increase in net realized investment losses is due to an increase in credit related losses primarily losses on investments in fixed maturity securities issued by Enron Corp.

Policy benefits increased $1.3 million (or 71%) during 2001 as compared to 2000. The increase in policy benefits is primarily due to a $1.7 million increase in variable annuity death benefit payments incurred under guaranteed minimum death benefit provisions. Partially offsetting this increase is decreased mortality for variable life insurance products.

Amortization of deferred policy acquisition costs decreased $0.5 million (or 12%) to $3.5 million during 2001. The decrease in amortization of deferred policy acquisition costs is primarily due to the decrease in asset-based variable annuity policy charge revenue.

Insurance expenses and taxes increased $0.7 million (or 16%) during 2001 as compared to 2000. The increase in insurance expenses and taxes is primarily due to $1.0 million of costs related to the consolidation of ML of New York’s policy administration service centers.

ML of New York’s effective federal income tax rate increased to 45% for 2001 from 32% for 2000. During 2001, ML of New York recorded a $0.8 million (net of tax) adjustment for interest expense. Excluding this interest expense adjustment, ML of New York’s effective federal income tax rate was 34% for 2001.

Segment Information

ML of New York’s operating results are categorized into two business segments: Life Insurance and Annuities. ML of New York’s Life Insurance segment consists of variable life insurance products and interest-sensitive life products. ML of New York’s Annuity segment consists of variable annuities and interest-sensitive annuities. The “Other” earnings category represents earnings on assets that do not support contract owner liabilities. Net earnings by segment were as follows:

Segment	2002	2001	2000

Life Insurance	$1.4	$1.9	$2.8
Annuities	1.3	1.8	5.3
Other	0.5	0.6	2.0

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with ML of New York’s consolidated financial condition and results of operations presented herein.

ML of New York is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2002.

Inflation

ML of New York’s operations have not been materially impacted by inflation and changing prices during the preceding three years.

Item 7A.  Quantitive and Qualitative Disclosures About Market Risk

Market risk is the potential change in a financial instrument’s value caused by fluctuations in certain underlying risk factors. ML of New York is primarily subject to market risk resulting from fluctuations in interest rates, credit spreads, credit risk, and equity prices.

A number of assumptions must be made to obtain the expected fair value changes illustrated below. ML of New York has no reason to believe that historically simulated interest rate and credit spread movements have any predictive power for future fair value changes. The volatility experienced during recent years demonstrates the limitations of these models.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities. ML of New York manages interest rate risk as part of its asset / liability management strategy. For each portfolio, management monitors the expected changes in assets and liabilities, as produced by ML of New York’s model, resulting from various interest rate scenarios. Based on these results, management closely matches the duration and convexity of insurance liabilities to the duration and convexity of assets supporting those liabilities.

The following table presents the estimated net impact on the fair value of investments and interest sensitive liabilities resulting from various hypothetical interest rate scenarios, based on assumptions contained in ML of New York’s model:

	Change in Fair Value
	(In Millions)

Change in Interest Rates	2002	2001

+ 100 basis points	($2.0)	($2.3)
+ 50 basis points	($1.1)	($1.1)
- 50 basis points	$0.8	$0.9
- 100 basis points	$1.6	$1.6

ML of New York’s model is based on existing business inforce as of year-end 2002 without considering the impact of new life insurance and annuity sales on assets or liabilities. The model incorporates ML of New York’s fixed maturity securities and preferred equity investments excluding variable rate securities with rate resetting in less than ninety days, securities with a maturity of less than ninety days, and securities that are in or near default. The changes in interest rate scenarios, noted above, assume parallel shifts in the yield curve occurring uniformly throughout the year.

Additionally, certain products have features that mitigate the impact of interest rate risk. Examples include surrender charges, market value adjustments, and resetting of interest credited rates (subject to certain guaranteed minimum crediting rates). For interest sensitive life products the guaranteed minimum rate is 4%. However, for some products, the minimum rate may be reduced by a charge for mortality that varies by the attained age of the insured. For interest sensitive annuity products the guaranteed minimum rates range from 3% to 5%, with the greatest concentration in the 3% to 4% range.

Credit Spread Risk

Credit spread risk arises from the possibility that changes in credit spreads will affect the value of investments. Credit spreads represent the credit risk premiums required by market participants for a given credit quality, i.e., the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (e.g., U.S. Treasury instruments).

The following table presents the estimated net impact on the fair value of investments resulting from various hypothetical fluctuations in credit spreads, based on assumptions contained in ML of New York’s model:

	Change in Fair Value
	(In Millions)

Change in Credit Spreads	2002	2001

+ 50 basis points	($2.6)	($2.6)
+ 10 basis points	($0.6)	($0.6)
- 10 basis points	$0.4	$0.4
- 50 basis points	$2.3	$2.3

ML of New York’s model is based on existing business inforce as of year-end 2002 without considering the impact of new life insurance and annuity sales on assets. The model incorporates ML of New York’s fixed maturity securities and preferred equity investments excluding securities with a maturity of less than ninety days and securities that are in or near default. The changes in credit spreads, noted above, assume a uniform occurrence throughout the year.

Liability valuations for modified guaranteed annuities mitigate ML of New York’s exposure to credit spread risk on these products. Contract owner surrender values reflect changes in spread between corporate bonds and U.S. Treasury securities since the market value adjusted account value is based on current crediting rates for new and renewal contracts. These crediting rates are adjusted weekly and reflect current market conditions.

Credit Risk

Credit risk represents the loss that ML of New York would incur if an issuer fails to perform its contractual obligations and the value of the security held has been permanently impaired or is deemed worthless. ML of New York manages its credit risk by setting investment policy guidelines that assure diversification with respect to investment, issuer, geographic location and credit quality. Management regularly monitors compliance of each investment portfolio’s status with the investment policy guidelines, including timely updates of credit-related securities. Due to increasing corporate debt default rates over the past several years, during 2002 ML of New York reduced its tolerance for exposure in any one issuer for prospective investments.

Equity Price Risk

Equity price risk arises from the possibility that general reductions in equity prices will negatively affect the value of assets and liabilities, primarily separate accounts assets and separate accounts liabilities. General reductions in equity prices impact ML of New York in the following ways:

•	Reductions in separate accounts assets. Asset-based fees collected on separate accounts assets are a primary source of earnings for ML of New York, thus lower asset balances will result in lower fee income.

•	Increased exposure to guaranteed minimum death benefits. Decreasing variable contract owner account values increase the number of contracts, as well as amounts per contract, in which guaranteed minimum death benefits exceed those variable contract owner account balances. This may result in greater future mortality expense.

•	Potential hindrance of sales and marketing efforts for variable products.

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

Item 14.  Controls and Procedures.

     In 2002, Registrant formed a Disclosure Committee to assist with the monitoring and evaluation of our disclosure controls and procedures. Registrant’s Chief Executive Officer, Chief Financial Officer, and Disclosure Committee have evaluated the effectiveness of Registrant’s disclosure controls and procedures as of a date within ninety days prior to the filing date of this Form 10-K. Based on this evaluation, Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that Registrant’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Financial Statements and Exhibits.

(1)	The following financial statements of the Registrant are filed as part of this report:
a.	Independent Auditors’ Report dated February 24, 2003.
b.	Balance Sheets at December 31, 2002 and 2001.
c.	Statements of Earnings for the Years Ended December 31, 2002, 2001 and 2000.
d.	Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000.
e.	Statements of Stockholder’s Equity for the Years Ended December 31, 2002, 2001 and 2000.
f.	Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.
g.	Notes to Financial Statements for the Years Ended December 31, 2002, 2001 and 2000.
(2)	Not applicable.
(3)	The following exhibits are filed as part of this report as indicated below:

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

3.2	By-Laws of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

4.1	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.2	Modified Guaranteed Annuity Contract Application. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.3	Qualified Retirement Plan Endorsement. (Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.4	IRA Endorsement. (Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)
4.5	Company Name Change Endorsement. (Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

4.6	IRA Endorsement, MLNY009 (Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994).

4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94. (Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94. (Incorporation by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc. (Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation. (Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.)

10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.)

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(k) to Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.)

23.1	Written Consent of Deloitte & Touche, LLP, independent auditors, is filed herewith.
24.1	Power of attorney of Frederick J. C. Butler. (Incorporated by reference to Exhibit 24(a) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.2	Power of attorney of Michael P. Cogswell. (Incorporated by reference to Exhibit 24(b) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.3	Power of attorney of David M. Dunford. (Incorporated by reference to Exhibit 24(e) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.4	Power of attorney of Robert L. Israeloff. (Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.5	Power of attorney of Cynthia L. Kahn. (Incorporated by reference to Exhibit 24(i) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.6	Power of attorney of Robert A. King. (Incorporated by reference to Exhibit 24(j) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)
24.7	Power of attorney of Irving M. Pollack. (Incorporated by reference to Exhibit 24(k) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.8	Power of attorney of Barry G. Skolnick. (Incorporated by reference to Exhibit 24(l) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.9	Power of attorney of Gail R. Farkas. (Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 5 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 26, 1996.)

24.10	Power of attorney of Richard M. Drew. (Incorporated by reference to Exhibit 24.14 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 30, 2000.)
24.11	Power of attorney of Matthew J. Rider. (Incorporated by reference to Exhibit 24.11 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed April 2, 2001.)
24.12	Power of attorney of Christopher J. Grady. (Incorporated by reference to Exhibit 24.12 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed April 2, 2001.)
24.13	Power of attorney of H. McIntyre Gardner. (Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.)

24.14	Power of attorney of Joseph Justice. (Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.)

24.15	Power of attorney of Nikos K. Kardassis. (Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.)

24.16	Power of attorney of Lori M. Salvo. (Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.)

99.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.
99.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 2002.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors’ Report
Balance Sheets at December 31, 2002 and 2001
Statements of Earnings for the Years Ended December 31, 2002, 2001 and 2000
Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000
Statements of Stockholder’s Equity for the Years Ended December 31, 2002, 2001 and 2000
Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
Notes to Financial Statements for the Years Ended December 31, 2002, 2001 and 2000

INDEPENDENT AUDITORS’ REPORT

The Board of Directors of ML Life Insurance Company of New York:

We have audited the accompanying balance sheets of ML Life Insurance Company of New York (the “Company”), a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc., as of December 31, 2002 and 2001, and the related statements of earnings, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche, LLP
New York, New York

February 24, 2003

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 2002 AND 2001
(Dollars in thousands, except common stock par value and shares)

ASSETS	2002	2001

INVESTMENTS:
Fixed maturity securities, at estimated fair value (amortized cost: 2002 - $161,708; 2001 - $142,945)	$165,467	$143,731
Equity securities, at estimated fair value (cost: 2002 - $5,896; 2001 - $11,871)	5,625	11,650
Policy loans on insurance contracts	86,603	92,967

Total Investments	257,695	248,348
CASH AND CASH EQUIVALENTS	23,092	20,524
ACCRUED INVESTMENT INCOME	4,845	4,648
DEFERRED POLICY ACQUISITION COSTS	27,522	30,915
FEDERAL INCOME TAXES – CURRENT	1,504	—
REINSURANCE RECEIVABLES	649	305
OTHER ASSETS	3,494	3,844
SEPARATE ACCOUNTS ASSETS	810,384	993,056

TOTAL ASSETS	$1,129,185	$1,301,640

See accompanying notes to financial statements.

LIABILITIES AND STOCKHOLDER'S EQUITY	2002	2001

LIABILITIES:
POLICYHOLDER LIABILITIES AND ACCRUALS:
Policyholders’ account balances	$232,908	$231,016
Claims and claims settlement expenses	3,289	4,109

Total policyholder liabilities and accruals	236,197	235,125
OTHER POLICYHOLDER FUNDS	787	1,125
FEDERAL INCOME TAXES – DEFERRED	6,890	2,752
FEDERAL INCOME TAXES – CURRENT	—	295
AFFILIATED PAYABLES – NET	2,103	459
OTHER LIABILITIES	498	981
SEPARATE ACCOUNTS LIABILITIES	810,384	993,056

Total Liabilities	1,056,859	1,233,793

STOCKHOLDER’S EQUITY:
Common stock, $10 par value - 220,000 shares authorized, issued and outstanding	2,200	2,200
Additional paid-in capital	52,310	52,310
Retained earnings	17,627	14,476
Accumulated other comprehensive income (loss)	189	(1,139)

Total Stockholder’s Equity	72,326	67,847

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,129,185	$1,301,640

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands)

	2002	2001	2000

REVENUES:
Policy charge revenue	$17,963	$18,723	$20,216
Net investment income	14,583	15,870	18,687
Net realized investment losses	(3,158)	(2,477)	(98)

Total Revenues	29,388	32,116	38,805

BENEFITS AND EXPENSES:
Interest credited to policyholders’ account balances	10,610	10,925	11,910
Policy benefits (net of reinsurance recoveries: 2002 - $959; 2001 - $648; 2000 - $2,419)	4,486	3,050	1,787
Reinsurance premium ceded	1,748	1,947	2,011
Amortization of deferred policy acquisition costs	5,467	3,500	3,969
Insurance expenses and taxes	3,336	4,820	4,147

Total Benefits and Expenses	25,647	24,242	23,824

Earnings Before Federal Income Tax Provision	3,741	7,874	14,981

FEDERAL INCOME TAX PROVISION (BENEFIT):
Current	(2,833)	1,243	2,855
Deferred	3,423	2,302	1,979

Total Federal Income Tax Provision	590	3,545	4,834

NET EARNINGS	$3,151	$4,329	$10,147

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands)

	2002	2001	2000

NET EARNINGS	$3,151	$4,329	$10,147

OTHER COMPREHENSIVE INCOME:
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains (losses) arising during the period	(237)	936	5,667
Reclassification adjustment for losses included in net earnings	3,160	2,238	110

Net unrealized gains on investment securities	2,923	3,174	5,777
Adjustments for:
Policyholder liabilities	(880)	(228)	(1,971)
Deferred federal income taxes	(715)	(1,031)	(1,332)

Total other comprehensive income, net of tax	1,328	1,915	2,474

COMPREHENSIVE INCOME	$4,479	$6,244	$12,621

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	stockholder's
	stock	capital	earnings	income (loss)	equity

BALANCE, JANUARY 1, 2000	$2,200	$66,2590	$21,051	$(5,528)	$83,982
Dividend to parent		(13,949)	(21,051)		(35,000)
Net earnings			10,147		10,147
Other comprehensive income, net of tax				2,474	2,474

BALANCE, DECEMBER 31, 2000	2,200	52,310	10,147	(3,054)	61,603
Net earnings			4,329		4,329
Other comprehensive income, net of tax				1,915	1,915

BALANCE, DECEMBER 31, 2001	2,200	52,310	14,476	(1,139)	67,847
Net earnings			3,151		3,151
Other comprehensive income, net of tax				1,328	1,328

BALANCE, DECEMBER 31, 2002	$2,200	$52,310	$17,627	$189	$72,326

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands)

	2002	2001	2000

Cash Flows From Operating Activities:
Net earnings	$3,151	$4,329	$10,147
Noncash items included in earnings:
Amortization of deferred policy acquisition costs	5,467	3,500	3,969
Capitalization of policy acquisition costs	(2,074)	(4,220)	(4,461)
Amortization of investments	837	307	343
Interest credited to policyholders’ account balances	10,610	10,925	11,910
Provision for deferred Federal income tax	3,423	2,302	1,979
(Increase) decrease in operating assets:
Accrued investment income	(197)	(27)	369
Federal income taxes – current	(1,504)	62	(62)
Reinsurance receivables	(344)	1,673	(1,825)
Other	350	255	(790)
Increase (decrease) in operating liabilities:
Claims and claims settlement expenses	(820)	(829)	1,176
Other policyholder funds	(338)	139	(209)
Federal income taxes – current	(295)	295	(1,420)
Affiliated payables	1,644	(467)	(104)
Other	(483)	(1,198)	(238)
Other operating activities:
Net realized investment losses (excluding gains on cash and cash equivalents)	3,158	2,478	98

Net cash and cash equivalents provided by operating activities	22,585	19,524	20,882

Cash Flow From Investing Activities:
Proceeds from (payments for):
Sales of available-for-sale securities	32,338	24,345	9,320
Maturities of available-for-sale securities	24,996	31,446	27,935
Purchases of available-for-sale securities	(74,117)	(52,428)	(12,859)
Policy loans on insurance contracts	6,364	(2,600)	(2,202)

Net cash and cash equivalents provided (used) by investing activities	(10,419)	763	22,194

See accompanying notes to financial statements	(Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Continued) (Dollars in thousands)

	2002	2001	2000

Cash Flows from Financing Activities:
Proceeds from (payments for):
Dividends paid to parent	$—	$—	$(35,000)
Policyholder deposits	62,927	107,009	77,338
Policyholder withdrawals (including transfers to/from separate accounts)	(72,525)	(126,286)	(100,095)

Net cash and cash equivalents used by financing activities	(9,598)	(19,277)	(57,757)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,568	1,010	(14,681)
CASH AND CASH EQUIVALENTS:
Beginning of year	20,524	19,514	34,195

End of year	$23,092	$20,524	$19,514

Supplementary Disclosure of Cash Flow Information:
Cash paid to (received from) affiliates for:
Federal income taxes	$(1,034)	$886	$4,337
Interest	11	64	91

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: ML Life Insurance Company of New York (the “Company”) is a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. (“MLIG”). The Company is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch & Co.”). The Company is domiciled in the State of New York.

The Company sells non-participating life insurance and annuity products including variable life insurance, variable annuities, market value adjusted annuities and immediate annuities. The Company is licensed to sell insurance and annuities in nine states; however, it currently limits its marketing activities to the State of New York. The Company markets its products solely through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“MLPF&S”), a wholly owned broker-dealer subsidiary of Merrill Lynch & Co.

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

The significant accounting policies and related judgements underlying the Company’s financial statements are summarized below. In applying these policies, management makes subjective and complex judgements that frequently require estimates about matters that are inherently uncertain.

For the purpose of reporting cashflows, cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less.

Revenue Recognition: Revenues for variable annuity contracts consist of policy charges for i) mortality and expense risks, ii) certain benefit guarantees selected by the contract owner, iii) administration fees, iv) annual contract maintenance charges, and v) withdrawal charges assessed on contracts surrendered during the withdrawal charge period.

Revenues for variable life insurance contracts consist of policy charges for i) mortality and expense risks, ii) cost of insurance fees, iii) amortization of deferred sales charges, and iv) withdrawal charges assessed on contracts surrendered during the withdrawal charge period.

Revenues for interest-sensitive annuity contracts (market value adjusted annuities and immediate annuities) and interest-sensitive life insurance contracts (single premium whole life insurance, which is not currently marketed) consist of i) investment income and ii) withdrawal charges assessed on contracts surrendered during the withdrawal charge period.

Investments: The Company’s investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of tax. If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, as well as information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services). The factors that give rise to potential impairments include, but are not limited to, i) certain credit-related events such as default of principal or interest payments, ii) bankruptcy of issuer, and iii) certain security restructurings. The estimated fair value on these securities represents management’s estimate of the security’s ultimate recovery value, which is based on the most recent information available.

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

Certain fixed maturity securities are considered non-investment grade. The Company defines non-investment grade fixed maturity securities as unsecured debt obligations that do not have a rating equivalent to Standard and Poor’s (or similar rating agency) BBB- or higher.

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

	2002	2001	2000

Beginning balance	$11,341	$12,765	$12,396
Capitalized amounts	—	17	1,237
Interest accrued	851	957	930
Amortization	(2,489)	(2,398)	(1,798)

Ending balance	$9,703	$11,341	$12,765

The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. The amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

2003	$617
2004	$632
2005	$658
2006	$756
2007	$753

Separate Accounts: Separate Accounts are established in conformity with New York State Insurance Law and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to general claims of the Company only to the extent the value of such assets exceeds Separate Accounts liabilities.

Net investment income and net realized and unrealized gains (losses) attributable to Separate Accounts assets accrue directly to the contract owner and are not reported as revenue in the Company’s statements of earnings.

Assets and liabilities of Separate Accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contract owners, are shown as separate captions in the balance sheets.

Policyholders’ Account Balances: Liabilities for the Company’s universal life type contracts, including its life insurance and annuity products, are equal to the full accumulation value of such contracts as of the valuation date plus deficiency reserves for certain products. Interest-crediting rates for the Company’s fixed-rate products are as follows:

Interest-sensitive life products	4.00%
Interest-sensitive deferred annuities	3.00% - 7.40%
Immediate annuities	3.00% - 8.80%

These rates may be changed at the option of the Company after initial guaranteed rates expire, unless contracts are subject to minimum interest rate guarantees.

Claims and Claims Settlement Expenses: Liabilities for claims and claims settlement expenses equal the death benefit (plus accrued interest) for claims that have been reported to the Company but have not settled and an estimate, based upon prior experience, for unreported claims. Additionally, the Company has established a mortality benefit accrual for its variable annuity products.

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

Accounting Pronouncements: On July 31, 2002, the American Institute of Certified Public Accountants (“AICPA”) issued Proposed Statement of Position (“SOP”) “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” The proposed SOP would require Companies to establish a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology the Company employs. A final SOP would be effective for financial statements for the Company beginning in 2004. Depending on market conditions at the time of adoption the impact of implementing this reserve methodology may have a material effect on earnings in the year of adoption.

NOTE 2. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments are carried at fair value or amounts that approximate fair value. The carrying value of financial instruments as of December 31 were:

	2002	2001

Assets:
Fixed maturity securities (1)	$165,467	$143,731
Equity securities (1)	5,625	11,650
Policy loans on insurance contracts (2)	86,603	92,967
Cash and cash equivalents (3)	23,092	20,524
Separate Accounts assets (4)	810,384	993,056

Total financial instruments	$1,091,171	$1,261,928

(1)	For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company utilizes pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 2002 and 2001, securities without a readily ascertainable market value, having an amortized cost of $20,353 and $24,264, had an estimated fair value of $18,844 and $23,902, respectively.

(2)	The Company estimates the fair value of policy loans as equal to the book value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

(3)	The estimated fair value of cash and cash equivalents approximates the carrying value.

(4)	Assets held in Separate Accounts are carried at the net asset value provided by the fund managers.

NOTE 3. INVESTMENTS

The amortized cost and estimated fair value of investments in fixed maturity securities and equity securities as of December 31 were:

	2002

	Cost /	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Fixed maturity securities:
Corporate debt securities	$137,726	$4,582	$2,542	$139,766
U.S. government and agencies	22,062	1,534	—	23,596
Mortgage-backed securities	1,920	185	—	2,105

Total fixed maturity securities	$161,708	$6,301	$2,542	$165,467

Equity securities:
Non-redeemable preferred stocks	$5,896	$35	$306	$5,625

	2001

	Cost /	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Fixed maturity securities:
Corporate debt securities	$115,846	$2,011	$2,214	$115,643
U.S. government and agencies	22,433	829	7	23,255
Mortgage-backed securities	2,668	192	—	2,860
Foreign governments	1,998	—	25	1,973

Total fixed maturity securities	$142,945	$3,032	$2,246	$143,731

Equity securities:
Non-redeemable preferred stocks	$11,699	$—	$191	$11,508
Common stocks	172	—	30	142

Total equity securities	$11,871	$—	$221	$11,650

The amortized cost, gross unrealized losses, and length of time estimated fair value has remained below amortized cost for investment grade and non-investment grade fixed maturity and equity securities as of December 31, 2002 were:

		Gross Unrealized Losses

	Cost /	Less	One	Five	Greater
	Amortized	Than One	Through	Through	Than
	Cost	Year	Five Years	Ten Years	10 Years

Investment Grade Securities
Fixed maturity securities:
Corporate debt securities	$9,380	$225	$647	$—	$—
Equity securities:
Non-redeemable preferred stocks	2,278	—	306	—	—
Non-Investment Grade Securities
Fixed maturity securities:
Corporate debt securities	7,080	23	1,623	24	—

Total fixed maturity and equity securities	$18,738	$248	$2,576	$24	$—

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2002 by contractual maturity were:

		Estimated
	Amortized	Fair
	Cost	Value

Fixed maturity securities:
Due in one year or less	$31,890	$32,074
Due after one year through five years	77,992	80,728
Due after five years through ten years	35,685	36,912
Due after ten years	14,221	13,648

	159,788	163,362
Mortgage-backed securities	1,920	2,105

Total fixed maturity securities	$161,708	$165,467

Fixed maturity securities not due at a single maturity date have been included in the preceding table in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2002 by rating agency equivalent were:

		Estimated
	Amortized	Fair
	Cost	Value

AAA	$47,228	$49,039
AA	13,291	13,275
A	66,837	70,227
BBB	29,686	28,797

Non-investment grade	4,666	4,129

Total fixed maturity securities	$161,708	$165,467

The Company has recorded certain adjustments to policyholders’ account balances in conjunction with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts those liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive income (loss), net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive income (loss) as of December 31 were as follows:

	2002	2001

Assets:
Fixed maturity securities	$3,759	$786
Equity securities	(271)	(221)

	3,488	565

Liabilities:
Policyholders’ account balances	3,198	2,318
Federal income taxes – deferred	101	(614)

	3,299	1,704

Stockholder’s equity:
Accumulated other comprehensive income (loss)	$189	$(1,139)

Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended December 31 were:

	2002	2001	2000

Proceeds	$32,338	$24,345	$9,320
Gross realized investment gains	1,259	223	43
Gross realized investment losses	4,417	2,701	141

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds for gross realized investment losses from the sale of available-for-sale securities were $12,335, $8,739 and $12,718 for the years ended December 31, 2002, 2001, and 2000, respectively.

The Company had investment securities with a carrying value of $959 and $1,017 that were deposited with insurance regulatory authorities at December 31, 2002 and 2001, respectively.

Excluding investments in U.S. Government and Agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

Net investment income arose from the following sources for the years ended December 31:

	2002	2001	2000

Fixed maturity securities	$9,104	$9,929	$10,643
Equity securities	882	1,104	1,429
Policy loans on insurance contracts	4,400	4,440	4,441
Cash and cash equivalents	410	760	2,635
Other	72	1	1

Gross investment income	14,868	16,234	19,149
Less investment expenses	(285)	(364)	(462)

Net investment income	$14,583	$15,870	$18,687

Net realized investment gains (losses), including other-than-temporary writedowns in carrying value, for the years ended December 31 were as follows:

	2002	2001	2000

Fixed maturity securities	$(3,642)	$(2,458)	$(115)
Equity securities	484	(20)	17
Cash and cash equivalents	—	1	—

Net realized investment losses	$(3,158)	$(2,477)	$(98)

Realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value were $3,503, $405, and $0 for the years ended December 31, 2002, 2001, and 2000 respectively.

NOTE 4. FEDERAL INCOME TAXES

The following is a reconciliation of the provision for income taxes based on earnings before federal income taxes, computed using the Federal statutory tax rate, versus the reported provision for income taxes for the years ended December 31:

	2002	2001	2000

Provision for income taxes computed at Federal statutory rate	$1,309	$2,756	$5,243
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(707)	(78)	(155)
Foreign tax credit	(12)	17	(254)
Interest adjustments	—	832	—
Non-deductible fees	—	18	—

Federal income tax provision	$590	$3,545	$4,834

The Federal statutory rate for each of the three years in the period ended December 31, 2002 was 35%.

The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

	2002	2001	2000

Policyholders’ account balances	$4,335	$1,859	$1,006
Investment adjustments	(60)	3	351
Deferred policy acquisition costs	(852)	440	622

Deferred Federal income tax provision	$3,423	$2,302	$1,979

Deferred tax assets and liabilities as of December 31 are determined as follows:

	2002	2001

Deferred tax assets:
Investment adjustments	$1,444	$1,384
Policyholders’ account balances	—	2,951
Net unrealized investment loss on investment securities	—	614

Total deferred tax assets	1,444	4,949

Deferred tax liabilities:
Deferred policy acquisition costs	6,849	7,701
Policyholders’ account balances	1,384	—
Net unrealized investment gain on investment securities	101	—

Total deferred tax liabilities	8,334	7,701

Net deferred tax liability	$6,890	$2,752

The Company anticipates that all deferred tax assets will be realized, therefore no valuation allowance has been provided.

NOTE 5. REINSURANCE

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured life and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under indemnity reinsurance agreements, primarily excess coverage and coinsurance agreements. The maximum amount of mortality risk retained by the Company is approximately $500 on single life policies and joint life policies.

Indemnity reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit, trust agreements and funds withheld totaling $147 that can be drawn upon for delinquent reinsurance recoverables.

As of December 31, 2002, the Company had the following life insurance inforce:

Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other	Net	assumed to
	amount	companies	companies	amount	net

Life insurance inforce	$722,216	$116,360	$2,229	$608,085	0.4%

The Company was a party to a reinsurance agreement with an unaffiliated insurer, whereby the Company assumed mortality risk, within certain limits, on a block of yearly renewable term life insurance contracts. During 2002, the unaffiliated insurer recaptured this block of business from the Company.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG, in relation to this service agreement, are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $3,412, $4,963 and $4,556 for 2002, 2001 and 2000 respectively. Charges attributable to this agreement are included in insurance expenses and taxes, except for investment related expenses, which are included in net investment income. The Company is allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest incurred was $11, $53 and $69 for 2002, 2001 and 2000, respectively. Intercompany interest is included in net investment income. While management believes that these fees are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party.

The Company and Merrill Lynch Investment Managers, L.P. (“MLIM”) are parties to a service agreement whereby MLIM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLIM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $150, $145 and $156 for 2002, 2001 and 2000, respectively.

During 2002, MLIG entered into an agreement with Roszel Advisors, LLC (“Roszel”), a subsidiary of MLIG, with respect to administrative services for the MLIG Variable Insurance Trust (‘the Trust”). Certain Separate Accounts of the Company may invest in the various mutual fund portfolios of the Trust in connection with the variable annuity contracts the Company has inforce. Under this agreement, Roszel pays compensation to MLIG an amount equal to a portion of the annual gross investment advisory fees paid by the Trust to Roszel. During 2002, the Company received from MLIG its allocable share of such compensation in the amount of $22. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a general agency agreement with Merrill Lynch Life Agency Inc. (“MLLA”) whereby registered representatives of MLPF&S, who are the Company’s licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $1,902, $3,910 and $2,874 for 2002, 2001 and 2000, respectively.

Substantially all of these commissions were capitalized as deferred policy acquisitions costs and are being amortized in accordance with the policy discussed in Note 1.

Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

NOTE 7. STOCKHOLDER’S EQUITY AND STATUTORY REGULATIONS

Notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. The Company filed no dividend requests during 2002 and 2001. During 2000, the Company paid a cash dividend of $35,000. At December 31, 2002 and 2001, approximately $1,921 and $3,207, respectively, of stockholder’s equity was available for distribution to MLIG.

Applicable insurance department regulations require that the Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices differ from principles utilized in these financial statements as follows: policy acquisition costs are expensed as incurred, future policy benefit reserves are established using different actuarial assumptions, provisions for deferred income taxes are limited to temporary differences that will be recognized within one year, and securities are valued on a different basis.

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the New York Insurance Department. The State of New York has adopted the National Association of Insurance Commissioner’s statutory accounting practices, (“NAIC SAP”) as a component of prescribed or permitted practices by the State of New York. The State of New York has adopted certain prescribed accounting practices, (“NY SAP”), which differ from those found in NAIC SAP. Specifically, deferred tax assets and deferred tax liabilities were not recognized by the State of New York until December 31, 2002, as described below. Other differences in accounting practices between NAIC SAP and NY SAP were not applicable to the Company.

Statutory capital and surplus at December 31, 2002, was $21,411. At December 31, 2001, statutory capital and surplus on a New York basis and an NAIC SAP basis were $34,265 and $34,880, respectively. The difference between statutory capital and surplus on a New York basis versus an NAIC SAP basis is the recognition of a $615 deferred tax asset in accordance with NAIC SAP. There was no difference in net income on a New York basis versus an NAIC SAP basis at December 31, 2001. The Company’s statutory net income (loss) for 2002, 2001 and 2000 was ($13,824), $348 and $5,125, respectively. The statutory net loss incurred during 2002 was primarily due to establishing additional policy benefit reserves required by state insurance regulation.

The National Association of Insurance Commissioners (“NAIC”) utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. As of December 31, 2002, and 2001, based on the RBC formula, the Company’s total adjusted capital level was in excess of the minimum amount of capital required to avoid regulatory action.

NOTE 8. COMMITMENTS AND CONTINGENCIES

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of policyholders from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s policyholder obligations (within specified limits). Based upon the public information available at this time, management believes the Company has no material financial obligations to state guaranty associations.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position or results of operations of the Company.

NOTE 9. SEGMENT INFORMATION

In reporting to management, the Company’s operating results are categorized into two business segments: Life Insurance and Annuities. The Company’s Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The Company’s Annuity segment consists of variable annuities and interest-sensitive annuities. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The “Other” category, presented in the following segment financial information, represents net revenues and earnings on assets that do not support life or annuity contract owner liabilities.

The following table summarizes each business segment’s contribution to the consolidated amounts:

	Life
2002	Insurance	Annuities	Other	Total

Net interest spread (a)	$662	$2,503	$808	$3,973
Other revenues	8,440	6,478	(113)	14,805

Net revenues	9,102	8,981	695	18,778

Policy benefits	2,216	2,270	—	4,486
Reinsurance premium ceded	1,748	—	—	1,748
Amortization of deferred policy acquisition costs	2,163	3,304	—	5,467
Other non-interest expenses	1,225	2,111	—	3,336

Total non-interest expenses	7,352	7,685	—	15,037

Net earnings before Federal income tax provision	1,750	1,296	695	3,741
Income tax expense (benefit)	374	(27)	243	590

Net earnings	$1,376	$1,323	$452	$3,151

Balance Sheet Information:
Total assets	$390,244	$725,481	$13,460	$1,129,185
Deferred policy acquisition costs	11,760	15,762	—	27,522
Policyholder liabilities and accruals	99,271	136,926	—	236,197
Other policyholder funds	588	199	—	787

	Life
2001	Insurance	Annuities	Other	Total

Net interest spread (a)	$1,311	$2,638	$996	$4,945
Other revenues	9,028	7,210	8	16,246

Net revenues	10,339	9,848	1,004	21,191

Policy benefits	1,322	1,728	—	3,050
Reinsurance premium ceded	1,947	—	—	1,947
Amortization of deferred policy acquisition costs	2,018	1,482	—	3,500
Other non-interest expenses	2,055	2,765	—	4,820

Total non-interest expenses	7,342	5,975	—	13,317

Net earnings before Federal income tax provision	2,997	3,873	1,004	7,874
Income tax expense	1,134	2,060	351	3,545

Net earnings	$1,863	$1,813	$653	$4,329

Balance Sheet Information:
Total assets	$452,156	$828,087	$21,397	$1,301,640
Deferred policy acquisition costs	13,847	17,068	—	30,915
Policyholder liabilities and accruals	107,660	127,465	—	235,125
Other policyholder funds	686	439	—	1,125

	Life
2000	Insurance	Annuities	Other	Total

Net interest spread (a)	$1,184	$2,462	$3,131	$6,777
Other revenues	9,558	10,599	(39)	20,118

Net revenues	10,742	13,061	3,092	26,895

Policy benefits	1,727	60	—	1,787
Reinsurance premium ceded	2,011	—	—	2,011
Amortization of deferred policy acquisition costs	1,181	2,788	—	3,969
Other non-interest expenses	1,698	2,449	—	4,147

Total non-interest expenses	6,617	5,297	—	11,914

Net earnings before Federal income tax provision	4,125	7,764	3,092	14,981
Income tax expense	1,288	2,464	1,082	4,834

Net earnings	$2,837	$5,300	$2,010	$10,147

Balance Sheet Information:
Total assets	$493,569	$832,825	$19,001	$1,345,395
Deferred policy acquisition costs	15,528	14,667	—	30,195
Policyholder liabilities and accruals	107,236	136,842	—	244,078
Other policyholder funds	598	388	—	986

(a)	Management considers investment income net of interest credited to policyholders’ account balances in evaluating results.

The table below summarizes the Company’s net revenues by product for 2002, 2001 and 2000:

	2002	2001	2000

Life Insurance
Variable life	$8,919	$9,989	$10,393
Interest-sensitive whole life	183	350	349

Total Life Insurance	9,102	10,339	10,742

Annuities
Variable annuities	9,782	9,853	10,221
Interest-sensitive annuities	(801)	(5)	2,840

Total Annuities	8,981	9,848	13,061

Other	695	1,004	3,092

Total	$18,778	$21,191	$26,895

******

SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML Life Insurance Company of New York (Registrant)

Date: March 27, 2003	By:	/s/ Matthew J. Rider Matthew J. Rider Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry G. Skolnick Barry G. Skolnick	Director, Senior Vice President, and General Counsel*	March 27, 2003

/s/ Matthew J. Rider Matthew J. Rider	Director, Senior Vice President, Chief Financial Officer, and Treasurer	March 27, 2003

* H. McIntyre Gardner	Director and Chairman of the Board	March 27, 2003

* Nikos K. Kardassis	Director, President, and Chief Executive Officer	March 27, 2003

* Michael P. Cogswell	Director and Senior Vice President	March 27, 2003

* Frederick J. C. Butler	Director	March 27, 2003

* Richard M. Drew	Director	March 27, 2003

* Christopher J. Grady	Director and Senior Vice President	March 27, 2003

* Robert L. Israeloff	Director	March 27, 2003

* Joseph Justice	Director, Vice President, and Controller	March 27, 2003

* Robert A. King	Director	March 27, 2003

* Irving M. Pollack	Director	March 27, 2003

* Lori M. Salvo	Director, Vice President, Senior Counsel, Director of Compliance, and Secretary	March 27, 2003

* Cynthia Kahn Sherman	Director	March 27, 2003

*Signing in his own capacity and as Attorney-in-Fact.

Certification of Chief Executive Officer

I, Nikos K. Kardassis, certify that:

1.     I have reviewed this annual report on Form 10-K of ML Life Insurance Company of New York;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ NIKOS K. KARDASSIS Nikos K. Kardassis President and Chief Executive Officer

Dated: March 27, 2003

Certification of Chief Financial Officer

I, Matthew J. Rider, certify that:

1.     I have reviewed this annual report on Form 10-K of ML Life Insurance Company of New York;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MATTHEW J. RIDER Matthew J. Rider Senior Vice President and Chief Financial Officer

Dated: March 27, 2003

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy material has been or will be sent to Registrant’s security holder

     EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York	Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.

3.2	By-Laws of ML Life Insurance Company of New York	Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.

4.1	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
4.2	Modified Guaranteed Annuity Contract Application	Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
4.3	Qualified Retirement Plan Endorsement	Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
4.4	IRA Endorsement	Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.5	Company Name Change Endorsement	Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
4.6	IRA Endorsement, MLNY009	Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94	Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.
4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94	Incorporated by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.
10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc.	Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation	Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(c) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.
10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(k) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.
23.1	Written Consent of Deloitte & Touche LLP, independent auditors	Exhibit 23.1
24.1	Power of attorney of Frederick J. C. Butler	Incorporated by reference to Exhibit 24(a) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.2	Power of attorney of Michael P. Cogswell	Incorporated by reference to Exhibit 24(b) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.3	Power of attorney of David M. Dunford	Incorporated by reference to Exhibit 24(e) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.4	Power of attorney of Robert L. Israeloff	Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.

24.5	Power of attorney of Cynthia L. Kahn	Incorporated by reference to Exhibit 24(i) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.6	Power of attorney of Robert A. King	Incorporated by reference to Exhibit 24(j) to Post-Effective Amendment No. 1 the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.7	Power of attorney of Irving M. Pollack	Incorporated by reference to Exhibit 24(k) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.8	Power of attorney of Barry G. Skolnick	Incorporated by reference to Exhibit 24(l) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.9	Power of attorney of Gail R. Farkas	Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 5 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 26, 1996.
24.10	Power of attorney of Richard M. Drew	Incorporated by reference to Exhibit 24.14 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 30, 2000.
24.11	Power of attorney of Matthew J. Rider	Incorporated by reference to Exhibit 24.11 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed April 2, 2001.
24.12	Power of attorney of Christopher J. Grady	Incorporated by reference to Exhibit 24.12 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed April 2, 2001.
24.13	Power of attorney of H. McIntyre Gardner	Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.
24.14	Power of attorney of Joseph Justice	Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.
24.15	Power of attorney of Nikos K. Kardassis	Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.
24.16	Power of attorney of Lori M. Salvo	Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.
99.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 99.1
99.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 99.2