Form 10-Q
period 2003-03-31
ML LIFE INSURANCE CO OF NEW YORK
filed 2003-05-14
CIK 862923

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
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

                2 WORLD FINANCIAL CENTER, SOUTH TOWER, 5TH FLOOR
                            NEW YORK, NEW YORK 10080
                    (Address of Principal Executive Offices)

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

                             Yes  X           No __

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes ___          No X


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I   Financial Information

Item 1.  Financial Statements



ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

BALANCE SHEETS
(Dollars in thousands) (Unaudited)
================================================================================

                                                                            March 31,         December 31,
ASSETS                                                                        2003                2002
------                                                                    ------------        ------------

INVESTMENTS:
         Fixed maturity securities, at estimated fair value
              (amortized cost:  2003 - $178,273; 2002 - $161,708)          $  182,382          $  165,467
         Equity securities, at estimated fair value
              (cost:  2003 - $5,896; 2002 - $5,896)                             5,888               5,625
         Policy loans on insurance contracts                                   83,905              86,603
                                                                           ----------          ----------

                  Total Investments                                           272,175             257,695


CASH AND CASH EQUIVALENTS                                                       6,324              23,092
ACCRUED INVESTMENT INCOME                                                       5,065               4,845
DEFERRED POLICY ACQUISITION COSTS                                              26,963              27,522
FEDERAL INCOME TAXES - CURRENT                                                    969               1,504
REINSURANCE RECEIVABLES                                                           476                 649
OTHER ASSETS                                                                    3,312               3,494
SEPARATE ACCOUNTS ASSETS                                                      786,551             810,384
                                                                           ----------          ----------

TOTAL ASSETS                                                               $1,101,835          $1,129,185
                                                                           ==========          ==========




See accompanying notes to financial statements.                      (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

BALANCE SHEETS (Continued) (Dollars in thousands, except common stock par value and shares) (Unaudited)
================================================================================


                                                                        March 31,          December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                      2003                  2002
------------------------------------                                   -----------         ------------

LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
         Policyholders' account balances                               $   226,891          $   232,908
         Claims and claims settlement expenses                               2,789                3,289
                                                                       -----------          -----------

                  Total policyholder liabilities and accruals              229,680              236,197


      OTHER POLICYHOLDER FUNDS                                                 669                  787
      FEDERAL INCOME TAXES - DEFERRED                                        7,569                6,890
      AFFILIATED PAYABLES - NET                                              2,436                2,103
      OTHER LIABILITIES                                                        349                  498
      SEPARATE ACCOUNTS LIABILITIES                                        786,551              810,384
                                                                       -----------          -----------

                  Total Liabilities                                      1,027,254            1,056,859
                                                                       -----------          -----------

STOCKHOLDER'S EQUITY:
    Common stock, $10 par value - 220,000 shares
       authorized, issued and outstanding                                    2,200                2,200
    Additional paid-in capital                                              52,310               52,310
    Retained earnings                                                       18,779               17,627
    Accumulated other comprehensive income                                   1,292                  189
                                                                       -----------          -----------

                  Total Stockholder's Equity                                74,581               72,326
                                                                       -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $ 1,101,835          $ 1,129,185
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

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 --------------------------
                                                                                   2003              2002
                                                                                 --------          --------

REVENUES:
         Policy charge revenue                                                   $  4,040          $  4,660
         Net investment income                                                      3,501             3,633
         Net realized investment gains                                                244               263
                                                                                 --------          --------

                           Total Revenues                                           7,785             8,556
                                                                                 --------          --------

BENEFITS AND EXPENSES:
         Interest credited to policyholders' account balances                       2,528             2,606
         Market value adjustment expense                                              204                12
         Policy benefits (net of reinsurance recoveries:  2003 - $61;
           2002 - $314)                                                             1,179               709
         Reinsurance premium ceded                                                    423               505
         Amortization of deferred policy acquisition costs                            955               917
         Insurance expenses and taxes                                                 724               803
                                                                                 --------          --------

                           Total Benefits and Expenses                              6,013             5,552
                                                                                 --------          --------

                           Earnings Before Federal Income Tax Provision             1,772             3,004

FEDERAL INCOME TAX PROVISION (BENEFIT):
         Current                                                                      535             1,994
         Deferred                                                                      85              (942)
                                                                                 --------          --------

                           Total Federal Income Tax Provision                         620             1,052
                                                                                 --------          --------

NET EARNINGS                                                                     $  1,152          $  1,952
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

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
================================================================================


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                               ---------------------------
                                                                                 2003               2002
                                                                               --------           --------

NET EARNINGS                                                                   $  1,152           $  1,952
                                                                               --------           --------

OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains (losses) on available-for-sale securities:
      Net unrealized holding gains (losses) arising during the period               857             (2,827)
      Reclassification adjustment for gains included in net earnings               (244)              (263)
                                                                               --------           --------

      Net unrealized gains (losses) on investment securities                        613             (3,090)

      Adjustments for:
              Policyholder liabilities                                            1,084                476
              Deferred federal income taxes                                        (594)               915
                                                                               --------           --------

   Total other comprehensive income (loss), net of taxes                          1,103             (1,699)
                                                                               --------           --------

COMPREHENSIVE INCOME                                                           $  2,255           $    253
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

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)
================================================================================


                                                                                               Accumulated
                                                               Additional                         other           Total
                                                 Common          paid-in        Retained      comprehensive    stockholder's
                                                 stock           capital        earnings      income (loss)       equity
                                                --------       ----------       --------      -------------    -------------

BALANCE JANUARY 1, 2002                         $  2,200        $ 52,310        $ 14,476        $ (1,139)        $ 67,847

  Net earnings                                                                     3,151                            3,151

  Other comprehensive income, net of tax                                                           1,328           1,328
                                                --------        --------        --------        --------         --------

BALANCE, DECEMBER 31, 2002                         2,200          52,310          17,627             189           72,326

  Net earnings                                                                     1,152                            1,152

  Other comprehensive income, net of tax                                                            1,103           1,103
                                                --------        --------        --------        --------         --------

BALANCE, MARCH 31, 2003                         $  2,200        $ 52,310        $ 18,779        $  1,292         $ 74,581
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

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                                 Three Months Ended
                                                                                                       March 31,
                                                                                            -----------------------------
                                                                                               2003                2002
                                                                                            ---------           ---------

Cash Flows From Operating Activities:

  Net earnings                                                                              $   1,152           $   1,952
  Noncash items included in earnings:
     Amortization of deferred policy acquisition costs                                            955                 917
     Capitalization of policy acquisition costs                                                  (396)               (378)
     Amortization of investments                                                                  191                 184
     Interest credited to policyholders' account balances                                       2,528               2,606
     Provision (benefit) for deferred Federal income tax                                           85                (942)
   (Increase) decrease in operating assets:
     Accrued investment income                                                                   (220)               (793)
     Federal income taxes - current                                                               535                   -
     Reinsurance receivables                                                                      173                (166)
     Other                                                                                        182                (278)
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                                                        (500)                864
    Other policyholder funds                                                                     (118)                546
    Federal income taxes - current                                                                  -               1,699
    Affiliated payables                                                                           333               2,028
     Other                                                                                       (149)               (953)
  Other operating activities:
     Net realized investment gains                                                               (244)               (263)
                                                                                            ---------           ---------

             Net cash and cash equivalents provided by operating activities                     4,507               7,023
                                                                                            ---------           ---------

Cash Flows From Investing Activities:
   Proceeds from (payments for):
      Sales of available-for-sale securities                                                    4,241               8,584
      Maturities of available-for-sale securities                                              16,310               3,775
      Purchases of available-for-sale securities                                              (37,063)            (11,338)
      Policy loans on insurance contracts                                                       2,698               1,930
                                                                                            ---------           ---------

             Net cash and cash equivalents provided (used) by investing activities          $ (13,814)          $   2,951
                                                                                            ---------           ---------




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

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                         -----------------------------
                                                                                            2003                2002
                                                                                         ---------           ---------

Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Policyholder deposits (excludes internal policy replacement deposits)               $   9,884           $  15,641
     Policyholder withdrawals (including transfers to / from separate accounts)            (17,345)            (21,918)
                                                                                         ---------           ---------

         Net cash and cash equivalents used by financing activities                         (7,461)             (6,277)
                                                                                         ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (16,768)              3,697

CASH AND CASH EQUIVALENTS:
         Beginning of year                                                                  23,092              20,524
                                                                                         ---------           ---------

         End of period                                                                   $   6,324           $  24,221
                                                                                         =========           =========

Supplementary Disclosure of Cash Flow Information:
         Cash paid to affiliates for:
                  Federal income taxes                                                   $       -           $     295

                  Intercompany interest                                                          9                   2



See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

NOTE 1. BASIS OF PRESENTATION

ML Life Insurance Company of New York (the "Company") is a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co."). The Company sells non-participating annuity products, including variable annuities, modified guaranteed annuities, and immediate annuities. The Company is domiciled in the State of New York.

The interim financial statements for the three month periods are unaudited. In the opinion of management, these unaudited financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K ("2002 10K") for the year ended December 31, 2002. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain reclassifications have also been made to prior period financial statements, where appropriate, to conform to the current period presentation.

NOTE 2. STATUTORY ACCOUNTING PRACTICES

The Company's statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the New York Insurance Department. The State of New York has adopted the National Association of Insurance Commissioner's statutory accounting practices, as a component of prescribed or permitted accounting practices by the State of New York.

Statutory capital and surplus at March 31, 2003 and December 31, 2002 were $22,336 and $21,411, respectively. For the three month periods ended March 31, 2003 and 2002, statutory net income was $949 and $4,055, respectively.

NOTE 3. INVESTMENTS

The Company's investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included in stockholder's equity as a component of accumulated other comprehensive income, net of tax. If management determines that a decline in the value of a security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss.

The Company has recorded certain adjustments to policyholders' account balances in conjunction with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts those liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive income, net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive income were as follows:


                                                    March 31,        December 31,
                                                      2003               2002
                                                   ----------        ------------

Assets:
    Fixed maturity securities                       $  4,109           $  3,759
    Equity securities                                     (8)              (271)
                                                    --------           --------
                                                       4,101              3,488
                                                    --------           --------
Liabilities:
    Policyholders' account balances                    2,114              3,198
    Federal income taxes - deferred                      695                101
                                                    --------           --------
                                                       2,809              3,299
                                                    --------           --------

Stockholder's equity:
    Accumulated other comprehensive income          $  1,292           $    189
                                                    ========           ========



NOTE 4. ACCOUNTING PRONOUNCEMENTS

On July 31, 2002, the American Institute of Certified Public Accountants issued Proposed Statement of Position ("SOP") "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." The proposed SOP provides guidance on accounting and reporting by insurance companies for certain nontraditional long-duration contracts and for separate accounts. A final SOP would be effective for financial statements for the Company beginning in 2004. The SOP would require the establishment of a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology the Company currently employs. Depending on market conditions at the time of adoption the impact of implementing this reserve methodology may have a material effect on earnings in the year of adoption.

NOTE 5. SEGMENT INFORMATION

In reporting to management, the Company's operating results are categorized into two business segments: Annuities and Life Insurance. The Company's Annuity segment consists of variable annuities and interest-sensitive annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The accounting policies of the business segments are the same as those for the Company's financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The "Other" category, presented in the following segment financial information, represents net revenues and net earnings on assets that do not support annuity or life insurance contract owner liabilities.

The following table summarizes each business segment's contribution to the consolidated net revenues and net earnings for the three month periods ended March 31:

                                            Three Months Ended
                                                 March 31,
                                        ----------------------------
                                           2003               2002
                                        ---------          ---------
NET REVENUES (a):
    Annuities                           $   3,071          $   3,662
    Life Insurance                          2,058              2,443
    Other                                     128               (155)
                                        ---------          ---------

      Total Net Revenues                $   5,257          $   5,950
                                        =========          =========

NET EARNINGS:

    Annuities                           $     634          $   1,433
    Life Insurance                            434                619
    Other                                      84               (100)
                                        ---------          ---------

      Total Net Earnings                $   1,152          $   1,952
                                        =========          =========

(a) Net revenues include investment income net of interest credited to policyholders' account balances.

ITEM 2 MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three month periods ended March 31, 2003 and 2002. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the audited 2002 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2002 10K.

Certain statements contained in this Report may be considered forward-looking, including statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. These forward-looking statements are not statements of historical fact and represent only management's beliefs regarding future events, which are inherently uncertain. There are a variety of factors, many of which are beyond the Company's control, which affect its operations, performance, business strategy, financial condition, and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, the factors listed in the Economic Environment section listed below, as well as actions and initiatives taken by both current and potential competitors, the effect of current, pending, and future legislation and regulation, and the other risks and uncertainties detailed in the Company's Financial Statements and Notes to Financial Statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the dates the forward-looking statements are made. The reader should, however, consult any further disclosures the Company may make in its Quarterly Reports on Form 10-Q.

DISCONTINUANCE OF VARIABLE LIFE INSURANCE

During the first quarter 2003, the Company discontinued manufacturing its single premium variable life insurance product. As a result, the Company currently does not manufacture, market, or sell life insurance products. However, the Company remains committed to servicing all life insurance contracts inforce.

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

Equity Market Performance

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, as such, the values of variable contract owner account balances. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company's earnings will be impacted by fluctuations in investment performance of separate accounts assets. Fluctuations in the U.S. equity market also directly impact the Company's exposure to guaranteed minimum death benefit ("GMDB") provisions contained in the variable annuities it manufactures. Negative investment performance generally results in greater exposure to GMDB provisions, as there is an increase in the number of variable contracts (and amount per contract) in which the GMDB exceeds the variable account balance. Prolonged periods of negative investment performance may result in greater GMDB claims. GMDB claims are recorded as a component of policy benefits.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). The following table provides the increase (decrease) in performance for each equity market index for the three month periods ended March 31, 2003 and 2002, respectively:

                               First Quarter        First Quarter
                                   2003                  2002
                               -------------        -------------

Dow                                -4.2%                 3.8%
NASDAQ                              0.4%                -5.4%
S&P Index                          -3.6%                -0.1%

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance of the underlying U.S. equity-based mutual funds will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market.

Medium Term Interest Rates

Changes in interest rates affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities. Also, since the Company has certain fixed products that contain guaranteed minimum crediting rates, decreases in interest rates can decrease the amount of interest spread earned by the Company.

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the current three month period ended March 31, 2003, medium term interest rates decreased approximately 11 basis points, to yield, on average, 2.43%. During the three month period ended March 31, 2002, medium term interest rates increased approximately 44 basis points, to yield, on average, 4.09%.

Corporate Credit

Changes in the corporate credit environment directly impact the value of the Company's investments, primarily fixed maturity securities. The Company primarily invests in investment-grade corporate debt to support its fixed rate product liabilities.

Credit spreads represent the credit risk premiums required by market participants for a given credit quality, e.g. the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (for example, U.S. Treasury instruments). The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities. During the current three month period ended March 31, 2003, credit spreads contracted approximately 48 basis points and ended the period at 150 basis points. During the three month period ended March 31, 2002, credit spreads widened approximately 1 basis point and ended the period at 179 basis points. Contracting credit spreads increase the value of investments.

NEW BUSINESS

Annuity and life insurance premiums decreased $4.7 million (or 30%) to $11.2 million during the first three months of 2003 as compared to the same period in 2002. Annuity and life insurance premiums by type of product were as follows:

                                            ($ In Millions)                      Change
                                    ------------------------------      -------------------------
                                    First Quarter   First Quarter
                                        2003             2002               $                %
                                    -------------   -------------       --------         --------

Variable Annuities:
   C-Share                            $    4.8         $    6.3         $   -1.5             -24%
   B-Share                                 3.4              5.9             -2.5             -42%
   L-Share                                 2.6              2.9             -0.3             -10%
                                      --------         --------         --------         --------
                                          10.8             15.1             -4.3             -28%
                                      --------         --------         --------         --------

Variable Life Insurance                    0.3              0.2              0.1              50%

Modified Guaranteed Annuities              0.1              0.6             -0.5             -83%
                                      --------         --------         --------         --------

Total Direct Premiums                 $   11.2         $   15.9         $   -4.7             -30%
                                      ========         ========         ========         ========

During the first three months of 2003, variable annuity premiums decreased $4.3 million (or 28%) as compared to the same period in 2002. Management attributes the decrease in variable annuity premiums to increasing customer demand for annuity products that offer various types of guarantee provisions, such as fixed rate products, variable products with fixed account options, variable products with guaranteed minimum income benefits, or variable products with guaranteed minimum account values. With the exception of the Company's modified guaranteed annuity product, which offers a fixed interest crediting rate, the Company currently does not offer these types of guarantees in its products. During the first three months of 2003, sales of annuity products with these types of guarantee features have recorded strong sales within the Merrill Lynch & Co. distribution system. The Company is currently developing a guaranteed minimum income benefit provision for placement in certain of its existing variable annuity products and anticipates offering this feature during 2003.

Management believes that the increasing volatility and general negative performance in the equity markets, occurring over the past three years, has lead to increasing demand for annuity products with guarantee provisions. As such, future variable annuity sales for products without these guarantees will continue to be negatively impacted if this trend continues. Conversely, management believes that a stabilizing equity market may shift future variable annuity sales away from products with guarantees.

Modified guaranteed annuity premiums decreased $0.5 million (or 83%) primarily due to the lower interest rate environment during the first three months of 2003 as compared to 2002.

WITHDRAWALS

Policy and contract withdrawals decreased $4.1 million (or 18%) to $19.0 million during the first three months of 2003 as compared to the same period in 2002. During the first three months of 2003, variable annuity withdrawals decreased $7.2 million (or 42%) as compared to the first three months of 2002. Management attributes the decrease in variable annuity withdrawals to the general decline and volatility in the equity markets, which has resulted in decreased asset balances. Partially offsetting the decrease in variable annuity withdrawals was an increase in variable life withdrawals, which increased $2.4 million (or 55%) during the first three months of 2003 as compared to same period in 2002.

FINANCIAL CONDITION

At March 31, 2003, the Company's assets were $1,101.8 million, or $27.4 million lower than the $1,129.2 million at December 31, 2002 primarily due to a decrease in separate accounts assets. Separate accounts assets decreased $23.8 million (or 3%) to $786.6 million primarily due to unfavorable investment performance and an increase in net cash outflow. Changes in separate accounts assets for the first three months of 2003 were as follows:

                                                      First Quarter
                                                          2003
                                                      -------------
                                                      (In Millions)

Investment performance - variable products             $     (14.8)
Net cash outflow - variable products                          (9.0)
                                                       -----------
                                                       $     (23.8)
                                                       ===========

At March 31, 2003 and December 31, 2002, approximately $2.6 million (or 1%) and $4.1 million (or 3%), respectively, of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade securities as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current non-investment grade holdings are the result of ratings downgrades on the Company's portfolio as the Company does not purchase non-investment grade securities. Also, at March 31, 2003, approximately $8.5 million (or 5%) of the Company's fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's, compared to $10.9 million (or 7%) of the Company's fixed maturity securities at December 31, 2002. The Company closely monitors such investments.

During the first three months of 2003, the Company experienced contract owner withdrawals that exceeded deposits by $13.5 million. The components of contract owner transactions were as follows:

                                                  March 31,
                                                    2003
                                                -------------
                                                (In Millions)

Premiums collected                                $    11.2
Internal tax-free exchanges                            (1.3)
                                                  ---------
     Net contract owner deposits                        9.9

Contract owner withdrawals                             17.3
Net transfers (to)/from separate accounts               6.1
                                                  ---------
     Net contract owner withdrawals                    23.4
                                                  ---------

Net contract owner activity                       $   (13.5)
                                                  =========


LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 2003, the Company's assets included $186.9 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

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

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2003 and 2002, the Company reported net earnings of $1.2 million and $2.0 million, respectively.

Policy charge revenue decreased $0.6 million (or 13%) during the first three months of 2003 as compared to the same period in 2002. The decrease in policy charge revenue is attributable to the decrease in average variable account balances. Average variable account balances decreased $181.0 million (or 19%) during the first three months of 2003 as compared to the same period in 2002. During the same comparative period, asset-based policy charge revenue decreased $0.4 million (or 16%). In addition, non-asset based policy charge revenue decreased $0.2 million (or 10%) during the first three months of 2003 as compared to the same period in 2002 primarily due to a decrease in cost of insurance charges.

Net earnings derived from interest spread decreased $0.1 million (or 5%) during the first three months of 2003 as compared to the same period in 2002. The decrease in interest spread is primarily due to reductions in invested asset yields resulting from the lower interest rate environment during the first three months of 2003 as compared to the same period in 2002.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During the first three months of 2003, the market value adjustment expense increased $0.2 million as compared to the same period in 2002. The increase is primarily due to the lower interest rate environment during the first three months of 2003 as compared to the same period in 2002. The market value adjustment expense has an inverse relationship to changes in interest rates.

Policy benefits increased $0.5 million (or 66%) during the first three months of 2003 as compared to the same period in 2002. The increase in policy benefits is primarily due to increased variable annuity death benefit expense incurred under guaranteed minimum death benefit provisions.

Reinsurance premium ceded decreased $0.1 million (or 16%) during the first three months of 2003 as compared to the same period in 2002. The decrease in reinsurance premium ceded is attributable to a decrease in life insurance inforce.

Insurance expenses and taxes decreased $0.1 million (or 10%) during the first three months of 2003 as compared to the same period in 2002. The decrease in insurance expenses and taxes is primarily due to a decrease in system and technology expenses related to new product development, as well as a decrease in corporate overhead allocations.

SEGMENT INFORMATION

The products that comprise the Annuity and Life Insurance segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

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

                                       ML LIFE INSURANCE COMPANY OF NEW YORK

                                         /s/  JOSEPH E. JUSTICE
                                       -----------------------------------------

                                              Joseph E. Justice
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer


Date: May 12, 2003

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



                                          /s/ Nikos K. Kardassis
                                          ------------------------------------
                                          Nikos K. Kardassis
                                          President and Chief Executive Officer

Dated: May 14, 2003

                    Certification of Chief Financial Officer


I, Joseph E. Justice, certify that:

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





                                          /s/ Joseph E. Justice
                                          ------------------------------------
                                          Joseph E. Justice
                                          Senior Vice President and
                                          Chief Financial Officer
Dated:  May 14, 2003

                                  EXHIBIT INDEX

99.1 Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.