Form 10-Q
period 2003-06-30
ML LIFE INSURANCE CO OF NEW YORK
filed 2003-08-13
CIK 862923

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
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

                2 WORLD FINANCIAL CENTER, SOUTH TOWER, 5TH FLOOR
                            NEW YORK, NEW YORK 10281
                    (Address of Principal Executive Offices)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I   Financial Information

Item 1.  Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)


BALANCE SHEETS
(Dollars in thousands) (Unaudited)
=========================================================================================================


                                                                           June 30,        December 31,
ASSETS                                                                       2003              2002
------                                                                    ----------       ------------
INVESTMENTS:
        Fixed maturity securities, at estimated fair value
               (amortized cost:  2003 - $179,309; 2002 - $161,708)        $  184,982        $  165,467
        Equity securities, at estimated fair value
               (cost:  2003 - $4,146; 2002 - $5,896)                           4,279             5,625
        Policy loans on insurance contracts                                   82,147            86,603
                                                                          ----------        ----------

               Total Investments                                             271,408           257,695


CASH AND CASH EQUIVALENTS                                                      9,785            23,092
ACCRUED INVESTMENT INCOME                                                      4,711             4,845
DEFERRED POLICY ACQUISITION COSTS                                             25,571            27,522
FEDERAL INCOME TAXES - CURRENT                                                    --             1,504
REINSURANCE RECEIVABLES                                                          423               649
RECEIVABLES FROM SECURITIES SOLD                                               3,963                --
OTHER ASSETS                                                                   3,902             3,494
SEPARATE ACCOUNTS ASSETS                                                     855,434           810,384
                                                                          ----------        ----------


TOTAL ASSETS                                                              $1,175,197        $1,129,185
                                                                          ==========        ==========





See accompanying notes to financial statements.                     (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)


BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares) (Unaudited)
==================================================================================================


                                                                   June 30,        December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                 2003              2002
------------------------------------                              ----------       ------------
LIABILITIES:
     POLICYHOLDER LIABILITIES AND ACCRUALS:
      Policyholders' account balances                             $  223,018        $  232,908
        Claims and claims settlement expenses                          4,527             3,289
                                                                  ----------        ----------

               Total policyholder liabilities and accruals           227,545           236,197


     OTHER POLICYHOLDER FUNDS                                          1,034               787
     FEDERAL INCOME TAXES - DEFERRED                                   6,378             6,890
     FEDERAL INCOME TAXES - CURRENT                                    2,305                --
     PAYABLES FOR SECURITIES PURCHASED                                 1,998                --
     AFFILIATED PAYABLES - NET                                         3,759             2,103
     OTHER LIABILITIES                                                    94               498
     SEPARATE ACCOUNTS LIABILITIES                                   855,434           810,384
                                                                  ----------        ----------

               Total Liabilities                                   1,098,547         1,056,859
                                                                  ----------        ----------


STOCKHOLDER'S EQUITY:
     Common stock, $10 par value - 220,000 shares
        authorized, issued and outstanding                             2,200             2,200
     Additional paid-in capital                                       52,310            52,310
     Retained earnings                                                20,175            17,627
     Accumulated other comprehensive income                            1,965               189
                                                                  ----------        ----------

               Total Stockholder's Equity                             76,650            72,326
                                                                  ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                        $1,175,197        $1,129,185
                                                                  ==========        ==========






See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)


STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
====================================================================================================


                                                                              Three Months Ended
                                                                                   June 30,
                                                                           -----------------------
                                                                             2003            2002
                                                                           -------         -------
REVENUES:
        Policy charge revenue                                              $ 4,100         $ 4,748
        Net investment income                                                3,334           3,626
        Net realized investment gains (losses)                               1,438          (3,734)
                                                                           -------         -------

                      Total Revenues                                         8,872           4,640
                                                                           -------         -------

BENEFITS AND EXPENSES:
        Interest credited to policyholders' account balances                 2,461           2,728
        Market value adjustment expense                                         61              20
        Policy benefits (net of reinsurance recoveries:  2003- $164
          2002- $177)                                                        1,163             618
        Reinsurance premium ceded                                              390             557
        Amortization of deferred policy acquisition costs                    1,623           1,026
        Insurance expenses and taxes                                         1,026             894
                                                                           -------         -------

                      Total Benefits and Expenses                            6,724           5,843
                                                                           -------         -------

                      Earnings (Loss) Before Federal Income Tax
                        Provision                                            2,148          (1,203)

FEDERAL INCOME TAX PROVISION (BENEFIT):
        Current                                                              2,305            (950)
        Deferred                                                            (1,553)            528
                                                                           -------         -------

                      Total Federal Income Tax Provision (Benefit)             752            (422)
                                                                           -------         -------

NET EARNINGS (LOSS)                                                        $ 1,396         $  (781)
                                                                           =======         =======





See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)


STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
========================================================================================================


                                                                                 Six Months Ended
                                                                                      June 30,
                                                                             -------------------------
                                                                               2003             2002
                                                                             --------         --------
REVENUES:
        Policy charge revenue                                                $  8,140         $  9,408
        Net investment income                                                   6,835            7,259
        Net realized investment gains (losses)                                  1,682           (3,471)
                                                                             --------         --------

                      Total Revenues                                           16,657           13,196
                                                                             --------         --------

BENEFITS AND EXPENSES:
        Interest credited to policyholders' account balances                    4,989            5,334
        Market value adjustment expense                                           265               32
        Policy benefits (net of reinsurance recoveries:  2003 - $225;
          2002 - $491)                                                          2,342            1,327
        Reinsurance premium ceded                                                 813            1,062
        Amortization of deferred policy acquisition costs                       2,578            1,943
        Insurance expenses and taxes                                            1,750            1,697
                                                                             --------         --------

                      Total Benefits and Expenses                              12,737           11,395
                                                                             --------         --------

                      Earnings Before Federal Income Tax Provision              3,920            1,801

FEDERAL INCOME TAX PROVISION (BENEFIT):
        Current                                                                 2,840            1,044
        Deferred                                                               (1,468)            (414)
                                                                             --------         --------

                      Total Federal Income Tax Provision                        1,372              630
                                                                             --------         --------

NET EARNINGS                                                                 $  2,548         $  1,171
                                                                             ========         ========






See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)


STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
=============================================================================================================


                                                                                      Three Months Ended
                                                                                           June 30,
                                                                                    -----------------------
                                                                                      2003            2002
                                                                                    -------         -------
NET EARNINGS (LOSS)                                                                 $ 1,396         $  (781)
                                                                                    -------         -------

OTHER COMPREHENSIVE INCOME:

   Net unrealized gains on available-for-sale securities:
     Net unrealized holding gains (losses) arising during the period                  2,880            (184)
     Reclassification adjustment for (gains) losses included in net earnings         (1,175)          3,734
                                                                                    -------         -------

     Net unrealized gains on investment securities                                    1,705           3,550

     Adjustments for:
              Policyholder liabilities                                                 (670)         (1,528)
              Deferred federal income taxes                                            (362)           (708)
                                                                                    -------         -------

   Total other comprehensive income, net of taxes                                       673           1,314
                                                                                    -------         -------

COMPREHENSIVE INCOME                                                                $ 2,069         $   533
                                                                                    =======         =======






See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)


STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
=============================================================================================================


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                    -----------------------
                                                                                      2003            2002
                                                                                    -------         -------
NET EARNINGS                                                                        $ 2,548         $ 1,171
                                                                                    -------         -------

OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains on available-for-sale securities:
     Net unrealized holding gains (losses) arising during the period                  3,737          (3,011)
     Reclassification adjustment for (gains) losses included in net earnings         (1,419)          3,471
                                                                                    -------         -------

     Net unrealized gains on investment securities                                    2,318             460

     Adjustments for:
              Policyholder liabilities                                                  414          (1,052)
              Deferred federal income taxes                                            (956)            207
                                                                                    -------         -------

   Total other comprehensive income (loss), net of taxes                              1,776            (385)
                                                                                    -------         -------

COMPREHENSIVE INCOME                                                                $ 4,324         $   786
                                                                                    =======         =======





See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)


STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)
=====================================================================================================================


                                                                                     Accumulated
                                                       Additional                        other            Total
                                         Common         paid-in         Retained     comprehensive    stockholder's
                                         stock          capital         earnings     income (loss)       equity
                                      ------------    ------------    ------------   -------------    -------------

BALANCE JANUARY 1, 2002               $     2,200     $    52,310     $    14,476    $     (1,139)    $    67,847


 Net earnings                                                               3,151                           3,151

 Other comprehensive income, net of
   tax                                                                                      1,328           1,328
                                      ------------    ------------    ------------   -------------    ------------


BALANCE, DECEMBER 31, 2002                  2,200          52,310          17,627             189          72,326

 Net earnings                                                               2,548                           2,548

 Other comprehensive income, net of
   tax                                                                                      1,776           1,776
                                      ------------    ------------    ------------   -------------    ------------


BALANCE, JUNE 30, 2003                $     2,200     $    52,310     $    20,175    $      1,965     $    76,650
                                      ============    ============    ============   =============    ============





See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)


STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)
==============================================================================================================


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                  -------------------------
                                                                                    2003             2002
                                                                                  --------         --------

Cash Flows From Operating Activities:
  Net earnings                                                                    $  2,548         $  1,171
  Noncash items included in earnings:
    Amortization of deferred policy acquisition costs                                2,578            1,943
    Capitalization of policy acquisition costs                                        (627)          (1,046)
    Amortization of investments                                                        360              403
    Interest credited to policyholders' account balances                             4,989            5,334
    Benefit for deferred Federal income tax                                         (1,468)            (414)
   (Increase) decrease in operating assets:
    Accrued investment income                                                          134             (534)
    Federal income taxes - current                                                   1,504             (949)
    Reinsurance receivables                                                            226               (1)
    Other                                                                             (408)             797
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                                            1,238           (1,771)
    Other policyholder funds                                                           247             (291)
    Federal income taxes - current                                                   2,305             (295)
    Affiliated payables                                                              1,656            2,445
    Other                                                                             (404)            (489)
  Other operating activities:
    Net realized investment (gains) losses                                          (1,682)           3,471
                                                                                  --------         --------

            Net cash and cash equivalents provided by operating activities          13,196            9,774
                                                                                  --------         --------

Cash Flows From Investing Activities:
  Proceeds from (payments for):
    Sales of available-for-sale securities                                          22,124           18,224
    Maturities of available-for-sale securities                                     31,889            9,069
    Purchases of available-for-sale securities                                     (70,507)         (35,859)
    Policy loans on insurance contracts                                              4,456            1,795
                                                                                  --------         --------

            Net cash and cash equivalents used by investing activities            $(12,038)        $ (6,771)
                                                                                  --------         --------





See accompanying notes to financial statements.                      (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)


STATEMENTS OF CASH FLOWS
(Continued) (Dollars in thousands) (Unaudited)
=============================================================================================================


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                  -------------------------
                                                                                    2003             2002
                                                                                  --------         --------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Policyholder deposits (excludes internal policy replacement deposits)        $ 16,316         $ 31,595
     Policyholder withdrawals (including transfers from separate accounts)         (30,781)         (40,967)
                                                                                  --------         --------

        Net cash and cash equivalents used by financing activities                 (14,465)          (9,372)
                                                                                  --------         --------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (13,307)          (6,369)

CASH AND CASH EQUIVALENTS:

        Beginning of year                                                           23,092           20,524
                                                                                  --------         --------


        End of period                                                             $  9,785         $ 14,155
                                                                                  ========         ========

Supplementary Disclosure of Cash Flow Information:
        Cash paid to (received from) affiliates for:

               Federal income taxes                                               $   (969)        $  2,288
               Intercompany interest                                                    (2)               5





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

Statutory capital and surplus at June 30, 2003 and December 31, 2002 were $25,164 and $21,411, respectively. For the six month periods ended June 30, 2003 and 2002, statutory net income was $4,794 and $728, respectively.

NOTE 3. INVESTMENTS

The Company's investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included in stockholder's equity as a component of accumulated other comprehensive income, net of taxes. If management determines that a decline in the value of a security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss.

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


                                                 June 30,     December 31,
                                                   2003           2002
                                                 --------     ------------
Assets:
   Fixed maturity securities                     $ 5,673        $ 3,759
   Equity securities                                 133           (271)
                                                 -------        -------
                                                   5,806          3,488
                                                 -------        -------
Liabilities:
   Policyholders' account balances                 2,784          3,198
   Federal income taxes - deferred                 1,057            101
                                                 -------        -------
                                                   3,841          3,299
                                                 -------        -------
Stockholder's equity:
   Accumulated other comprehensive income        $ 1,965        $   189
                                                 =======        =======

NOTE 4. ACCOUNTING PRONOUNCEMENTS

On April 30, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statements of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not have any derivatives or hedging activities that qualify for hedge accounting. The Company is currently assessing the impact of SFAS No. 149 on the Financial Statements.

On July 7, 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The SOP provides guidance on accounting and reporting by insurance companies for certain nontraditional long-duration contracts and for separate accounts. The SOP is effective for financial statements for the Company beginning in 2004. The SOP requires the establishment of a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology that the Company currently employs. Depending on market conditions at the time of adoption, the impact of implementing this reserve methodology may have a material impact on the Company's Statements of Earnings.

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

The following table summarizes each business segment's contribution to the consolidated net revenues and net earnings for the three and six month periods ended June 30:

                                        Three Months Ended             Six Months Ended
                                             June 30,                      June 30,
                                      ----------------------         ----------------------
                                       2003           2002            2003           2002
                                      -------        -------         -------        -------
Net Revenues (a):
   Annuities                          $ 4,160        $  (632)        $ 7,231        $ 3,030
   Life Insurance                       2,058          2,307           4,116          4,750
   Other                                  193            237             321             82
                                      -------        -------         -------        -------

     Total Net Revenues               $ 6,411        $ 1,912         $11,668        $ 7,862
                                      =======        =======         =======        =======

Net Earnings:
   Annuities                          $ 1,086        $(1,256)        $ 1,720        $   177
   Life Insurance                         185            320             619            939
   Other                                  125            155             209             55
                                      -------        -------         -------        -------

     Total Net Earnings (Loss)        $ 1,396        $  (781)        $ 2,548        $ 1,171
                                      =======        =======         =======        =======

(a) Net revenues include investment income net of interest credited to policyholders' account balances.

ITEM 2 MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three and six month periods ended June 30, 2003 and 2002. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the December 31, 2002 Audited Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2002 10K.

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

TAX LEGISLATION

During May 2003, Congress passed the Jobs and Growth Tax Relief Reconciliation Act of 2003 (the "Act"). A key provision in the Act is reduced federal income tax rates on dividends and capital gains paid to investors on stocks and mutual funds held individually. Dividends and capital gains paid by the mutual funds held by non-qualified annuities do not qualify for such federal income tax reductions. Pending future Congressional action, these federal income tax rate reductions are set to expire after 2008. These recently enacted tax rate reductions may adversely impact tax incentives to save for retirement through the use of non-qualified annuities versus other investment vehicles. As such, future sales of non-qualified annuities may be negatively impacted.

BUSINESS OVERVIEW

The Company's gross earnings are principally derived from two sources:

- the charges imposed on variable annuity and variable life insurance contracts, and

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

Equity Market Performance

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, as such, the values of variable contract owner account balances. Since asset-based policy charge revenue collected on inforce variable contracts represent a significant source of revenue, the Company's earnings will be impacted by fluctuations in investment performance of separate accounts assets. Fluctuations in the U.S. equity market also directly impact the Company's exposure to guaranteed minimum death benefit ("GMDB") provisions contained in the variable annuities it manufactures. Negative investment performance generally results in greater exposure to GMDB provisions, as there is an increase in the number of variable contracts (and amount per contract) in which the GMDB exceeds the variable account balance. Prolonged periods of negative investment performance may result in greater GMDB claims. GMDB claims are recorded as a component of policy benefits.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). The following table provides the increase in performance for each equity market index for the current three and six month periods ended June 30, 2003:

                                                  2003
                                    ---------------------------------
                                     Second Quarter      Six Months
                                         2003               2003
                                    ----------------    -------------
   Dow                                   12.4   %           7.7  %
   NASDAQ                                21.0   %          21.5  %
   S&P Index                             14.9   %          10.8  %

Despite positive equity market performance during the current three and six month periods ended June 30, 2003, separate accounts assets and, in turn, variable contract owner account balances remain at lower levels as compared to the same periods in 2002. The following table provides the average decrease in performance for each equity market index for the three and six month periods ended June 30, 2003 as compared to the same periods in 2002:

                                                    2003
                                     ---------------------------------
                                      Second Quarter      Six Months
                                          2003               2003
                                     ----------------    -------------
   Dow                                    -9.6   %         -15.6  %
   NASDAQ                                 -1.8   %         -15.5  %
   S&P Index                              -8.9   %         -17.2  %

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance of the underlying U.S. equity-based mutual funds will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

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

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the three and six month periods ended June 30, 2003, medium term interest rates decreased approximately 63 basis points and 73 basis points, respectively, to yield, on average, 1.80% during the current six month period. During the three and six month periods ended June 30, 2002, medium term interest rates decreased approximately 80 basis points and 36 basis points, respectively, to yield, on average, 3.30% during the six month period.

Corporate Credit and Credit Spreads

Changes in the corporate credit environment directly impact the value of the Company's investments, primarily fixed maturity securities. The Company primarily invests in investment-grade corporate debt to support its fixed rate product liabilities.

Credit spreads represent the credit risk premiums required by market participants for a given credit quality, e.g. the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (for example, U.S. Treasury instruments). Changes in credit spreads have an inverse relationship to the value of investments.

The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities. During the three and six month periods ended June 30, 2003, credit spreads contracted approximately 41 basis points and 89 basis points, respectively, and ended the current six month period at 109 basis points. During the three and six month periods ended June 30, 2002, credit spreads widened approximately 13 basis points and 14 basis points, respectively, and ended the six month period at 192 basis points.

NEW BUSINESS

Annuity and life insurance premiums decreased $9.7 million (or 60%) to $6.5 million and $14.4 million (or 45%) to $17.7 million during the current three and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. Annuity and life insurance premiums by type of product were as follows:

                                            ($ In Millions)                       % Change
                                       -----------------------------   ------------------------------
                                       Second Quarter     Six Months   Second Quarter      Six Months
                                            2003             2003         2003-2002        2003-2002
                                       --------------     ----------   --------------      ----------
   Variable Annuities:
      C-Share                               $ 2.1           $ 6.9             -65 %           -44 %
      B-Share                                 2.2             5.6             -55             -48
      L-Share                                 1.8             4.4             -53             -34
                                            -----           -----           -----           -----
                                              6.1            16.9             -59             -43
                                            -----           -----           -----           -----

   Variable Life Insurance                    0.1             0.4             -83             -50

   Modified Guaranteed  Annuities             0.2             0.3             -78             -80

   Other                                      0.1             0.1             100             100
                                            -----           -----           -----           -----

   Total Direct Premiums                    $ 6.5           $17.7             -60 %           -45 %
                                            =====           =====           =====           =====

During the current three and six month periods, variable annuity premiums decreased $8.6 million (or 59%) to $6.1 million and $12.9 million (or 43%) to $16.9 million, respectively, as compared to the same periods in 2002. Management attributes the decrease in variable annuity premiums to increasing customer demand for annuity products that offer various types of guarantee provisions, such as fixed rate products, variable products with fixed account options, variable products with guaranteed minimum income benefits, or variable products with guaranteed minimum account values. With the exception of the Company's modified guaranteed annuity product, which offers a fixed interest crediting rate, the Company did not until late in the second quarter of 2003 offer any such guarantees in its products. On June 16, 2003 the Company added a guaranteed minimum income benefit provision to its existing B-Share variable annuity.

During the current three and six month periods, modified guaranteed annuity premiums decreased $0.7 million (or 78%) to $0.2 million and $1.2 million (or 80%) to $0.3 million, respectively, as compared to the same periods in 2002. The decreases are primarily due to the lower interest rate environment during the current three and six month periods 2003 as compared to 2002.

WITHDRAWALS

Policy and contract withdrawals decreased $3.1 million (or 8%) to $37.3 million during the first six months of 2003, as compared to the same period in 2002. During the first six months of 2003, variable annuity withdrawals decreased $7.3 million (or 26%) as compared to the same period in 2002. Management attributes the decrease in variable annuity withdrawals to the general decline in the equity markets occurring over the past three years, which has resulted in decreased asset balances, and thus lower withdrawal activity. Partially offsetting the decrease in variable annuity withdrawals was an increase in variable life withdrawals, which increased $3.7 million (or 46%) during the first six months of 2003 as compared to same period in 2002. During the current three month period ended June 30, 2003, policy and contract withdrawals were relatively unchanged as compared to the same period in 2002.

FINANCIAL CONDITION

At June 30, 2003, the Company's assets were $1,175.2 million, or $46.0 million higher than the $1,129.2 million in assets at December 31, 2002 primarily due to an increase in separate accounts assets. Separate accounts assets increased $45.1 million (or 6%) to $855.4 million. Changes in separate accounts assets for the first two quarters of 2003 were as follows:

                                                     1Q03          2Q03         Total
                                                    -----         -----         -----
                                                              (In Millions)
  Investment performance - variable products        $(14.8)       $81.9         $67.1
  Net cash outflow - variable products                (9.0)       (13.0)        (22.0)
                                                    ------        -----         -----
                                                    $(23.8)       $68.9         $45.1
                                                    ======        =====         =====

At June 30, 2003 and December 31, 2002, approximately $2.5 million (or 1%) and $4.1 million (or 3%), respectively, of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current non-investment grade holdings are the result of ratings downgrades on the Company's portfolio as the Company does not purchase non-investment grade securities. Also, at June 30, 2003, approximately $7.1 million (or 4%) of the Company's fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's, compared to $10.9 million (or 7%) of the Company's fixed maturity securities at December 31, 2002. The Company closely monitors such investments.

During the first six months of 2003, the Company experienced contract owner withdrawals that exceeded deposits by $30.3 million. The components of contract owner transactions were as follows:

                                            June 30,
                                              2003
                                            --------
                                          (In Millions)

Premiums collected                          $  17.7
Internal tax-free exchanges                    (1.4)
                                            -------
     Net contract owner deposits               16.3

Contract owner withdrawals                     30.8
Net transfers from separate accounts           15.8
                                            -------
     Net contract owner withdrawals            46.6
                                            -------

Net contract owner activity                 $ (30.3)
                                            =======


LIQUIDITY AND CAPITAL RESOURCES

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 2003, the Company's assets included $191.2 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

During June 2003, the Company and Merrill Lynch & Co. executed a "keepwell" agreement. The agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory capital requirements.

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

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2003 and 2002, the Company reported net earnings (loss) of $1.4 million and ($0.8) million, respectively. For the six month periods ended June 30, 2003 and 2002, the Company reported net earnings of $2.5 million and $1.2 million, respectively.

Policy charge revenue decreased $0.6 million (or 14%) and $1.3 million (or 13%) during the current three and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. The decreases in policy charge revenue are primarily attributable to the decrease in average variable account balances. Average variable account balances decreased $111.1 million (or 12%) and $146.1 million (or 15%) during the current three and six month periods as compared to the same periods in 2002. During the same comparative periods, asset-based policy charge revenue decreased $0.4 million (or 14%) and $0.9 million (or 15%). In addition, non-asset based policy charge revenue decreased $0.2 million (or 14%) and $0.4 (or 11%) during the current three and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. The decreases in non-asset based policy charge revenue are primarily due to decreases in cost of insurance charges.

Net realized investment gains increased $5.2 million during both the current three and six month periods ended June 30, 2003, as compared to the same periods in 2002. The following table provides the changes in net realized investment gains by type for each respective period:

                                                   Three Months        Six Months
               Net Realized Gains                   2003 - 2002       2003 - 2002
       -------------------------------------      ---------------   ---------------
                                                          ($ in Millions)
       Interest related                           $         1.6     $        2.1     (1)
       Credit related                                       3.6              3.1     (2)
                                                  ---------------   ---------------
                                                  $         5.2     $        5.2
                                                  ===============   ===============

    (1) Increases are primarily attributable to increases in invested asset market valuations resulting from lower interest rates and contracting credit spreads during the current three and six month periods of 2003 as compared to 2002.

    (2) Increases are primarily due to a decrease in other-than-temporary ("OTT") declines in the carrying value of fixed maturity securities. During the first six months of 2002, OTT declines on investments in fixed maturity securities issued by WorldCom Inc. were $3.5 million. There were no OTT declines recorded during the first six months of 2003.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During the first six months of 2003, the market value adjustment expense increased $0.2 million as compared to the same period in 2002. The increase is primarily due to the lower interest rate environment during the first six months of 2003 as compared to the same period in 2002. The market value adjustment expense has an inverse relationship to changes in interest rates. During the current three month period ended June 30, 2003, the market value adjustment expense was relatively unchanged as compared to the same period in 2002.

Policy benefits increased $0.5 million (or 88%) and $1.0 million (or 76%) during the current three and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. During the first six months of 2003 variable annuity mortality expense increased $0.6 million as compared to the same period in 2002. The increase in variable annuity mortality expense is primarily due to increased death benefit payments incurred under guaranteed minimum death benefit provisions. During the current three month period ended June 30, 2003, variable annuity mortality expense was relatively unchanged as compared to the same period in 2002. In addition, life insurance mortality expense increased $0.5 million and $0.4 million during the current three and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. The increases in life insurance mortality expense are primarily due to an increase in net amount at risk per death claim.

Reinsurance premium ceded decreased $0.2 million (or 30%) and $0.2 million (or 23%) during the current three and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. The decreases in reinsurance premium ceded are attributable to a decrease in life insurance inforce.

Amortization of deferred policy acquisition costs increased $0.6 million (or 58%) and $0.6 million (or 33%) during the current three and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. The increases in amortization of deferred policy acquisition costs are primarily due to the increases in interest related realized investment gains incurred during 2003.

SEGMENT INFORMATION

The products that comprise the Annuity and Life Insurance segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

ITEM 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1    Certification by the Chief Executive Officer pursuant to
                18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2    Certification by the Chief Financial Officer pursuant to
                18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

                                       ML LIFE INSURANCE COMPANY OF NEW YORK

                                         /s/  JOSEPH E. JUSTICE
                                       -----------------------------------------

                                              Joseph E. Justice
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer


Date: August 13, 2003

                                  EXHIBIT INDEX


31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification by the Chief Executive Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification by the Chief Financial Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.