Form 10-Q
period 2003-09-30
ML LIFE INSURANCE CO OF NEW YORK
filed 2003-11-13
CIK 862923

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

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I         Financial Information
Item 1.        Financial Statements.


ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

BALANCE SHEETS
(Dollars in thousands)
-------------------------------------------------------------------------------


                                                                                        September 30,  December 31,
ASSETS                                                                                      2003           2002
------                                                                                  ------------- ------------
                                                                                         (Unaudited)
INVESTMENTS:
           Fixed maturity securities, at estimated fair value
                     (amortized cost:  2003 - $173,498; 2002 - $161,708)                 $  179,324     $  165,467
           Equity securities, at estimated fair value
                     (cost:  2003 - $0; 2002 - $5,896)                                           --          5,625
           Policy loans on insurance contracts                                               82,356         86,603
                                                                                         ----------     ----------

                     Total Investments                                                      261,680        257,695



CASH AND CASH EQUIVALENTS                                                                    24,878         23,092
ACCRUED INVESTMENT INCOME                                                                     4,702          4,845
DEFERRED POLICY ACQUISITION COSTS                                                            25,867         27,522
FEDERAL INCOME TAXES - CURRENT                                                                   --          1,504
RECEIVABLES FROM SECURITIES SOLD                                                              1,522             --
OTHER ASSETS                                                                                  4,418          4,143
SEPARATE ACCOUNTS ASSETS                                                                    873,833        810,384
                                                                                         ----------     ----------


TOTAL ASSETS                                                                             $1,196,900     $1,129,185
                                                                                         ==========     ==========


See accompanying notes to financial statements.                      (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares)
--------------------------------------------------------------------------------


                                                                                        September 30, December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                                         2003         2002
------------------------------------                                                    ------------- ------------
                                                                                         (Unaudited)
LIABILITIES:
     POLICYHOLDER LIABILITIES AND ACCRUALS:
        Policyholders' account balances                                                  $  222,613     $  232,908
         Claims and claims settlement expenses                                                5,110          3,289
                                                                                         ----------     ----------

                     Total policyholder liabilities and accruals                            227,723        236,197


     OTHER POLICYHOLDER FUNDS                                                                 1,004            787
     FEDERAL INCOME TAXES - DEFERRED                                                          6,360          6,890
     FEDERAL INCOME TAXES - CURRENT                                                             581             --
     PAYABLES FOR SECURITIES PURCHASED                                                        3,999             --
     AFFILIATED PAYABLES - NET                                                                5,483          2,103
     OTHER LIABILITIES                                                                          222            498
     SEPARATE ACCOUNTS LIABILITIES                                                          873,833        810,384
                                                                                         ----------     ----------

                     Total Liabilities                                                    1,119,205      1,056,859
                                                                                         ----------     ----------


STOCKHOLDER'S EQUITY:
    Common stock, $10 par value - 220,000 shares
       authorized, issued and outstanding                                                     2,200          2,200
    Additional paid-in capital                                                               52,310         52,310
    Retained earnings                                                                        21,002         17,627
    Accumulated other comprehensive income                                                    2,183            189
                                                                                         ----------     ----------

                     Total Stockholder's Equity                                              77,695         72,326
                                                                                         ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                               $1,196,900     $1,129,185
                                                                                         ==========     ==========

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------



                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                         ------------------
                                                                                         2003          2002
                                                                                         ----          ----
REVENUES:
           Policy charge revenue                                                        $ 4,181      $ 4,392
           Net investment income                                                          2,916        3,725
           Net realized investment gains (losses)                                        (1,138)         235
                                                                                          -----        -----

                               Total Revenues                                             5,959        8,352
                                                                                          -----        -----

BENEFITS AND EXPENSES:
           Interest credited to policyholders' account balances                           2,404        2,659
           Policy benefits (net of reinsurance recoveries:  2003- $74;
             2002- $163)                                                                    507        1,528
           Reinsurance premium ceded                                                        366          542
           Amortization of deferred policy acquisition costs                                453          818
           Insurance expenses and taxes                                                     956          794
                                                                                          -----        -----

                               Total Benefits and Expenses                                4,686        6,341
                                                                                          -----        -----

                               Earnings Before Federal Income Tax Provision               1,273        2,011

FEDERAL INCOME TAX PROVISION (BENEFIT):
           Current                                                                          581       (2,374)
           Deferred                                                                        (135)       2,842
                                                                                          -----        -----

                               Total Federal Income Tax Provision                           446          468
                                                                                          -----        -----

NET EARNINGS                                                                            $   827      $ 1,543
                                                                                          =====        =====

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------



                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                           --------------------
                                                                                            2003          2002
                                                                                           ------        ------
REVENUES:
           Policy charge revenue                                                         $ 12,056      $ 13,768
           Net investment income                                                            9,751        10,984
           Net realized investment gains (losses)                                             544        (3,236)
                                                                                           ------        ------

                               Total Revenues                                              22,351        21,516
                                                                                           ------        ------

BENEFITS AND EXPENSES:
           Interest credited to policyholders' account balances                             7,393         7,993
           Policy benefits (net of reinsurance recoveries:  2003 - $299;
             2002 - $654)                                                                   2,849         2,855
           Reinsurance premium ceded                                                        1,179         1,604
           Amortization of deferred policy acquisition costs                                3,031         2,761
           Insurance expenses and taxes                                                     2,706         2,491
                                                                                           ------        ------

                               Total Benefits and Expenses                                 17,158        17,704
                                                                                           ------        ------

                               Earnings Before Federal Income Tax Provision                 5,193         3,812

FEDERAL INCOME TAX PROVISION (BENEFIT):
           Current                                                                          3,421        (1,330)
           Deferred                                                                        (1,603)        2,428
                                                                                           ------        ------

                               Total Federal Income Tax Provision                           1,818         1,098
                                                                                           ------        ------

NET EARNINGS                                                                             $  3,375      $  2,714
                                                                                           ======        ======


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------


                                                                                          Three Months Ended
                                                                                             September 30,
                                                                                         --------------------
                                                                                          2003          2002
                                                                                         -------      -------

NET EARNINGS                                                                             $   827      $ 1,543
                                                                                         -------      -------

OTHER COMPREHENSIVE INCOME:

    Net unrealized gains (losses) on available-for-sale securities:
       Net unrealized holding gains (losses) arising during the period                    (1,167)       2,270
       Reclassification adjustment for (gains) losses included in net earnings             1,187         (228)
                                                                                         -------      -------

       Net unrealized gains on investment securities                                          20        2,042

       Adjustments for:
              Policyholder liabilities                                                       315         (629)
              Deferred federal income taxes                                                 (117)        (494)
                                                                                         -------      -------

    Total other comprehensive income, net of taxes                                           218          919
                                                                                         -------      -------

COMPREHENSIVE INCOME                                                                     $ 1,045      $ 2,462
                                                                                         =======      =======

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
-------------------------------------------------------------------------------



                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                        --------------------
                                                                                          2003         2002
                                                                                        -------      -------

NET EARNINGS                                                                            $ 3,375      $ 2,714
                                                                                        -------      -------

OTHER COMPREHENSIVE INCOME:

    Net unrealized gains (losses) on available-for-sale securities:
       Net unrealized holding gains (losses) arising during the period                    2,570         (741)
       Reclassification adjustment for (gains) losses included in net earnings             (232)       3,243
                                                                                        -------      -------

       Net unrealized gains on investment securities                                      2,338        2,502

       Adjustments for:
              Policyholder liabilities                                                      729       (1,681)
              Deferred federal income taxes                                              (1,073)        (287)
                                                                                        -------      -------

    Total other comprehensive income, net of taxes                                        1,994          534
                                                                                        -------      -------

COMPREHENSIVE INCOME                                                                    $ 5,369      $ 3,248
                                                                                        =======      =======


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------



                                                                                                     Accumulated
                                                                    Additional                          other            Total
                                                     Common          paid-in          Retained       comprehensive   stockholder's
                                                     stock           capital          earnings       income (loss)       equity
                                                     ------          -------          -------          -------           -------

BALANCE JANUARY 1, 2002                              $2,200          $52,310          $14,476          $(1,139)          $67,847

  Net earnings                                                                          3,151                              3,151

  Other comprehensive income, net of tax                                                                 1,328             1,328
                                                     ------          -------          -------          -------           -------

BALANCE, DECEMBER 31, 2002                            2,200           52,310           17,627              189            72,326

  Net earnings                                                                          3,375                              3,375

  Other comprehensive income, net of tax                                                                 1,994             1,994
                                                     ------          -------          -------          -------           -------

BALANCE, SEPTEMBER 30, 2003                          $2,200          $52,310          $21,002          $ 2,183           $77,695
                                                     ======          =======          =======          =======           =======


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)
--------------------------------------------------------------------------------


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                          --------------------
                                                                                           2003           2002
                                                                                          -------       -------

Cash Flows From Operating Activities:
  Net earnings                                                                           $  3,375      $  2,714
  Noncash items included in earnings:
    Amortization of deferred policy acquisition costs                                       3,031         2,761
    Capitalization of policy acquisition costs                                             (1,376)       (1,578)
    Amortization of investments                                                               532           606
    Interest credited to policyholders' account balances                                    7,393         7,993
    Provision (benefit) for deferred Federal income tax                                    (1,603)        2,428
   (Increase) decrease in operating assets:
    Accrued investment income                                                                 143        (1,078)
    Federal income taxes - current                                                          1,504        (3,323)
    Other                                                                                    (275)          375
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                                                   1,821          (729)
    Other policyholder funds                                                                  217           315
    Federal income taxes - current                                                            581          (295)
    Affiliated payables                                                                     3,380         1,842
    Other                                                                                    (276)         (496)
  Other operating activities:
     Net realized investment (gains) losses                                                  (544)        3,236
                                                                                          -------       -------

               Net cash and cash equivalents provided by operating activities              17,903        14,771
                                                                                          -------       -------

Cash Flows From Investing Activities:
   Proceeds from (payments for):
      Sales of available-for-sale securities                                               35,650        21,475
      Maturities of available-for-sale securities                                          50,390        12,832
      Purchases of available-for-sale securities                                          (89,445)      (50,080)
      Policy loans on insurance contracts                                                   4,247         1,994
                                                                                          -------       -------

               Net cash and cash equivalents provided (used) by investing activities     $    842      $(13,779)
                                                                                          -------       -------



See accompanying notes to financial statements.                      (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------



                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               ----------------------
                                                                                 2003          2002
                                                                               --------      --------

Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Policyholder deposits (excludes internal policy replacement deposits)     $ 35,209      $ 45,725
     Policyholder withdrawals (including transfers from separate accounts)      (52,168)      (53,135)
                                                                               --------      --------

           Net cash and cash equivalents used by financing activities           (16,959)       (7,410)
                                                                               --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              1,786        (6,418)

CASH AND CASH EQUIVALENTS:
           Beginning of year                                                     23,092        20,524
                                                                               --------      --------

           End of period                                                       $ 24,878      $ 14,106
                                                                               ========      ========

Supplementary Disclosure of Cash Flow Information:
           Cash paid to affiliates for:
                     Federal income taxes                                      $  1,336      $  2,288
                     Intercompany interest                                            8             4



See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

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

Statutory capital and surplus at September 30, 2003 and December 31, 2002 were $27,475 and $21,411, respectively. For the nine month periods ended September 30, 2003 and 2002, statutory net income was $5,734 and $1,737, respectively.

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


                                            September 30,  December 31,
                                                2003          2002
                                               ------        ------
Assets:
    Fixed maturity securities                  $5,826       $ 3,759
    Equity securities                            --            (271)
                                                -----         -----
                                                5,826         3,488
                                                -----         -----
Liabilities:
    Policyholders' account balances             2,469         3,198
    Federal income taxes - deferred             1,174           101
                                                -----         -----
                                                3,643         3,299
                                                -----         -----
Stockholder's equity:
    Accumulated other comprehensive income     $2,183       $   189
                                                =====         =====

NOTE 4.    ACCOUNTING PRONOUNCEMENTS

On April 30, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statements of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not have any derivatives or hedging activities that qualify for hedge accounting. The adoption of SFAS No. 149 did not have a material impact on the Financial Statements.

On July 7, 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The SOP provides guidance on accounting and reporting by insurance companies for certain nontraditional long-duration contracts and for separate accounts. The SOP is effective for financial statements for the Company beginning in 2004. The SOP requires the establishment of a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology that the Company currently employs. Had the Company adopted SOP 03-1 at September 30, 2003, the estimated pre-tax decrease to the Company's Statements of Earnings would be between $4.0 million and $6.0 million; however, the ultimate impact of adoption in 2004 will depend on market conditions at that time.


NOTE 5.    SEGMENT INFORMATION

In reporting to management, the Company's operating results are categorized into two business segments: Annuities and Life Insurance. The Company's Annuity segment consists of variable annuities and interest-sensitive annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The Company currently does not manufacture, market, or sell life insurance products. The accounting policies of the business segments are the same as those for the Company's financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The "Other" category, presented in the following segment financial information, represents net revenues and net earnings on assets that do not support annuity or life insurance contract owner liabilities.

The following table summarizes each business segment's contribution to the consolidated net revenues and net earnings for the three and nine month periods ended September 30:

                                Three Months Ended          Nine Months Ended
                                   September 30,              September 30,
                                ------------------        --------------------
                                 2003         2002          2003          2002
                                ------       ------       -------       -------

Net Revenues (a):
    Annuities                   $1,449       $3,238       $ 8,680       $ 6,268
    Life Insurance               1,925        2,187         6,041         6,937
    Other                          206          271           527           353
                                ------       ------       -------       -------

       Total Net Revenues       $3,580       $5,696       $15,248       $13,558
                                ======       ======       =======       =======

Net Earnings:
    Annuities                   $  293       $  995       $ 2,013       $ 1,172
    Life Insurance                 401          374         1,020         1,313
    Other                          133          174           342           229
                                ------       ------       -------       -------

       Total Net Earnings       $  827       $1,543       $ 3,375       $ 2,714
                                ======       ======       =======       =======

(a) Net revenues include investment income net of interest credited to policyholders' account balances.

NOTE 6.    SUBSEQUENT EVENTS

Management finalized the periodic review of the amortization of deferred policy acquisition costs ("DAC") during the fourth quarter of 2003 and recorded a reduction in the DAC carrying value of $1.0 million.

ITEM 2 MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three and nine month periods ended September 30, 2003 and 2002. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the December 31, 2002 Audited Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2002 10K.

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

TAX LEGISLATION

During May 2003, Congress passed the Jobs and Growth Tax Relief Reconciliation Act of 2003 (the "Act"). A key provision in the Act is reduced federal income tax rates on dividends and capital gains paid to investors on stocks and mutual funds held individually. Pending future Congressional action, these federal income tax rate reductions are set to expire after 2008. These recently enacted tax rate reductions may impact the relative attractiveness of life annuitization and systematic withdrawals using non-qualified annuities.

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

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). The following table provides the increase in performance for each equity market index for the current three and nine month periods ended September 30, 2003:

                           2003
               ----------------------------
               Third Quarter    Nine Months
                   2003            2003
               -------------    -----------

Dow                 3.2 %          11.2 %
NASDAQ             10.1 %          33.8 %
S&P Index           2.2 %          13.2 %

Despite positive equity market performance during the current nine month period ended September 30, 2003, average separate accounts assets, and in turn, average variable contract owner account balances remained at lower levels as compared to the same period in 2002. Conversely, during the current three month period, average variable contract owner account balances were at slightly higher levels as compared to the same period in 2002. The following table provides the average increase (decrease) in performance for each equity market index for the three and nine month periods ended September 30, 2003 as compared to the same periods in 2002:

                           2003
               ----------------------------
               Third Quarter    Nine Months
                    2003           2003
               -------------    -----------

Dow                11.7 %        -7.5 %
NASDAQ             39.8 %        -0.6 %
S&P Index          13.3 %        -8.4 %


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

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the three and nine month periods ended September 30, 2003, average medium term interest rates increased approximately 53 basis points and decreased approximately 83 basis points, respectively, to yield, on average, 2.36% during the current nine month period. During the three and nine month periods ended September 30, 2002, average medium term interest rates decreased approximately 84 basis points and 48 basis points, respectively, to yield, on average, 3.39% during the nine month period.

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

The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities. During the three and nine month periods ended September 30, 2003, credit spreads contracted approximately 11 basis points and 100 basis points, respectively, and ended the current nine month period at 98 basis points. During the three and nine month periods ended September 30, 2002, credit spreads widened approximately 59 basis points and 73 basis points, respectively, and ended the nine month period at 251 basis points.

NEW BUSINESS

Annuity and life insurance premiums increased $4.6 million (or 31%) to $19.4 million and decreased $9.8 million (or 21%) to $37.1 million during the current three and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. Annuity and life insurance premiums by type of product were as follows:

                                       ($ In Millions)                     % Change
                                 ----------------------------   -----------------------------
                                 Third Quarter    Nine Months   Third Quarter     Nine Months
                                      2003            2003        2003-2002        2003-2002
                                 -------------    -----------   -------------     -----------
Variable Annuities:
   B-Share                         $  14.5        $   20.1           383 %             46 %
   C-Share                             1.4             8.3           -71              -52
   L-Share                             2.4             6.8            33              -20
                                   -------        --------        --------         --------
                                      18.3            35.2            89              -11
                                   -------        --------        --------         --------

Variable Life Insurance                0.1             0.5           -50              -50

Modified Guaranteed Annuities           -              0.2          -100              -97

Other                                  1.0             1.2           100              100
                                   -------        --------        --------         --------

Total Direct Premiums              $  19.4        $   37.1            31 %            -21 %
                                   =======        ========        ========         ========

During the current three and nine month periods, variable annuity premiums increased $8.6 million (or 89%) to $18.3 million and decreased $4.3 million (or 11%) to $35.2 million, respectively, as compared to the same periods in 2002. Management attributes the increase in variable annuity premiums during the current three month period primarily to the introduction of a new B-Share variable annuity product, which was introduced during the third quarter 2003. Sales of the new B-Share variable annuity product were $7.9 million during the current three month period ended September 30, 2003. The new B-Share variable annuity product is designed for the tax-qualified IRA market and includes a living benefit provision. The C-Share and L-Share variable annuities do not contain living benefits. Also, on June 16, 2003 the Company added a living benefit provision to its existing B-Share variable annuity.

During the current three and nine month periods, modified guaranteed annuity premiums decreased $4.9 million (or 100%) and $6.2 million (or 97%), respectively, as compared to the same periods in 2002. The decreases are primarily due to the lower interest rate environment during the current three and nine month periods of 2003 as compared to 2002.

WITHDRAWALS

Policy and contract withdrawals decreased $3.6 million (or 6%) to $54.1 million during the first nine months of 2003, as compared to the same period in 2002. During the first nine months of 2003, variable annuity withdrawals decreased $7.4 million (or 19%) as compared to the same period in 2002. Management attributes the decrease in variable annuity withdrawals to the general decline in the equity markets occurring over the past three years whereby variable annuity contract owners are less inclined to give up contracts in which GMDB provisions are in excess of the variable account balance. Partially offsetting the decrease in variable annuity withdrawals was an increase in variable life withdrawals, which increased $2.8 million (or 22%) during the first nine months of 2003 as compared to same period in 2002. The increase in variable life withdrawals primarily represents movement by contract owners to other non-proprietary insurance products. As previously noted, the Company does not manufacture variable life insurance products.

During the current three month period ended September 30, 2003, policy and contract withdrawals were relatively unchanged as compared to the same period in 2002.

FINANCIAL CONDITION

At September 30, 2003, the Company's assets were $1,196.9 million, or $67.7 million higher than the $1,129.2 million in assets at December 31, 2002 primarily due to an increase in separate accounts assets. Separate accounts assets increased $63.4 million (or 8%) to $873.8 million. Changes in separate accounts assets for the first three quarters of 2003 were as follows:

                                                   1Q03         2Q03          3Q03        Total
                                                   ----         ----          ----        -----
                                                                  (In Millions)
Investment performance - variable products       $ (14.8)     $  81.9      $  22.6      $  89.7
Net cash outflow - variable products                (9.0)       (13.0)        (4.3)       (26.3)
                                                 -------      -------      -------      -------
                                                 $ (23.8)     $  68.9      $  18.3      $  63.4
                                                 =======      =======      =======      =======

At September 30, 2003 and December 31, 2002, approximately $3.1 million (or 2%) and $4.1 million (or 3%), respectively, of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current non-investment grade holdings are the result of ratings downgrades on the Company's portfolio as the Company does not purchase non-investment grade securities. Also, at September 30, 2003, approximately $4.4 million (or 2%) of the Company's fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's, compared to $10.9 million (or 7%) of the Company's fixed maturity securities at December 31, 2002. The reduction in securities rated BBB- is due to management's intention to increase the overall credit quality of the fixed maturity security portfolio. Management closely monitors such securities.

During the first nine months of 2003, the Company experienced contract owner withdrawals that exceeded deposits by $33.2 million. The components of contract owner transactions were as follows:

                                                         September 30,
                                                             2003
                                                         -------------
                                                         (In Millions)

Premiums collected                                          $    37.1
Internal tax-free exchanges                                      (1.9)
                                                            ---------
     Net contract owner deposits                                 35.2

Contract owner withdrawals                                       52.2
Net transfers from separate accounts                             16.2
                                                            ---------
     Net contract owner withdrawals                              68.4
                                                            ---------

Net contract owner activity                                 $   (33.2)
                                                            =========


LIQUIDITY AND CAPITAL RESOURCES

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 2003, the Company's assets included $198.3 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

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

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2003 and 2002, the Company reported net earnings of $0.8 million and $1.5 million, respectively. For the nine month periods ended September 30, 2003 and 2002, the Company reported net earnings of $3.4 million and $2.7 million, respectively.

Policy charge revenue decreased $0.2 million (or 5%) and $1.7 million (or 12%) during the current three and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. During the current three and nine month periods, non-asset based policy charge revenue decreased $0.3 million (or 18%) and $0.9 million (or 17%), respectively, as compared to the same periods in 2002. The decreases in non-asset based policy charge revenue are primarily due to decreases in cost of insurance charges and deferred policy load amortization. During the current nine month period, asset-based policy charge revenue decreased $0.8 million (or 9%) as compared the same period in 2002. The decrease in asset-based policy charge revenue is primarily attributable to the decrease in average variable account balance. During the same comparative period, average variable account balances decreased $86.8 million (or 9%).

Net earnings derived from interest spread decreased $0.6 million (or 52%) and $0.6 million (or 21%) during the current three and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. The decreases in interest spread are primarily due to reductions in invested asset yields resulting from (i) the generally lower interest rate environment during the current three and nine month periods of 2003 as compared to 2002 and (ii) the increase in credit quality of the portfolio.

Net realized investment losses increased $1.4 million and net realized investment gains increased $3.8 million during the current three and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. The following table provides the changes in net realized investment gains (losses) by type for each respective period:

                                           Three Months         Nine Months
    Net Realized Gains (Losses)             2003 - 2002         2003 - 2002
------------------------------------        -----------         -----------
                                                   ($ in Millions)
Interest related                         $     0.5   (1)      $   2.6  (1)
Credit related                                (1.9)  (2)          1.2  (3)
                                              ----                ---

                                         $    (1.4)           $   3.8
                                              ====                ===

(1) Attributable to increases in invested asset market valuations resulting from generally lower interest rates and contracting credit spreads during the current three and nine month periods of 2003 as compared to 2002.

(2) Increases in credit related net realized losses are primarily due to increases in other-than-temporary ("OTT") declines in the carrying value of fixed maturity securities and asset sales of several large security holdings. OTT declines were $0.8 million and asset sales were $0.9 million during the current three month period ended September 30, 2003. There were no OTT declines during the three month period ended September 30, 2002.

(3) Decreases in credit related net realized losses are primarily due to decreases in OTT declines in the carrying value of fixed maturity securities. During the first nine months of 2003, OTT declines and asset sales were $1.8 million. During the first nine months of 2002, OTT declines were $3.4 million.

Policy benefits decreased $1.0 million (or 67%) during the current three month period ended September 30, 2003, as compared to the same period in 2002. During the current three month period variable annuity mortality expense decreased $0.6 million as compared to the same period in 2002. The decrease in variable annuity mortality expense is primarily due to decreased death benefit payments incurred under GMDB provisions. In addition, life insurance mortality expense decreased $0.4 million during the current three month period ended September 30, 2003, as compared to the same period in 2002. The decrease in life insurance mortality expense is primarily due to a decrease in net amount at risk per death claim. During the first nine months of 2003, policy benefits remained relatively unchanged as compared to the same period in 2002.

Reinsurance premium ceded decreased $0.2 million (or 32%) and $0.4 million (or 26%) during the current three and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. The decreases in reinsurance premium ceded are attributable to a decrease in life insurance inforce.

Amortization of deferred policy acquisition costs decreased $0.4 million (or 45%) and increased $0.3 million (or 10%) during the current three and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. The changes in amortization of deferred policy acquisition costs during the two periods are primarily due to fluctuations in interest-related realized gains on certain fixed annuity portfolios.

Insurance expenses and taxes increased $0.2 million (or 20%) and $0.2 million (or 9%) during the current three and nine month periods ended September 30, 2003, as compared to the same periods in 2002. The increases are primarily due to increased New York State Insurance Department assessments.

The Company's effective federal income tax rate was 35% during the current three and nine month periods ended September 30, 2003 as compared to 23% and 29%, respectively, during the equivalent periods in 2002. The changes in the effective federal income tax rate during the respective periods are primarily due to certain permanent adjustments recorded in the third quarter 2002. During the three and nine month periods ended September 30, 2002, the Company's current and deferred tax components were significantly impacted by adjustments in tax reserves for guaranteed minimum death benefits. The reserve adjustments resulted in an increased current tax benefit and an increased deferred tax expense during the three and nine month periods ended September 30, 2002.

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


Date: November 12, 2003

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