Form 10-K
period 2003-12-31
ML LIFE INSURANCE CO OF NEW YORK
filed 2004-03-29
CIK 862923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Nos. 33-34562; 33-60288; 333-48983

ML LIFE INSURANCE COMPANY OF NEW YORK
(Exact name of Registrant as specified in its charter)

New York	16-1020455

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Broadway 14th Floor New York, New York 10038

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

     The Registrant is currently licensed to conduct life insurance and annuity business in nine states. It currently markets its annuity products and variable life insurance products only in the state of New York. During 2003, annuity and life insurance sales were made principally in New York (97%, as measured by total contract owner deposits).

     The Registrant’s life insurance and annuity products are sold by licensed agents affiliated with Merrill Lynch Life Agency, Inc. (“MLLA”), a wholly owned subsidiary of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), pursuant to a general agency agreement by and between the Registrant and MLLA. At December 31, 2003, approximately 1,139 agents of MLLA were authorized to act for the Registrant.

     The Registrant makes available, free of charge, annual reports on Form 10-K and quarterly reports on Form 10-Q. This information is available through the "Financial Reports - Subsidiary Financials" section of the Merrill Lynch & Co. Investor Relations website at www.ir.ml.com. These reports are available through the website as soon as reasonably practicable after the Registrant electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Item 2.  Properties.

     The Registrant’s home office is located at 222 Broadway, 14th Floor, New York, New York. This office space is leased from MLPF&S. In addition, personnel performing services for the Registrant pursuant to its Management Services Agreement operate in MLIG office space. MLIG occupies certain office space in Pennington, New Jersey through Merrill Lynch & Co. An allocable share of the cost of each of these premises is paid by the Registrant through the service agreement with MLIG. Merrill Lynch Insurance Group Services, Inc. (“MLIGS”), an affiliate of MLIG owns office space in Jacksonville, Florida. MLIGS also leases certain office space in Springfield, Massachusetts from Picknelly Family Limited Partnership. During 2001, MLIGS consolidated operations into the Jacksonville, Florida location. MLIGS continues to lease the office space in Springfield, Massachusetts, although there are no personnel at that location.

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

     During 2003 and 2002, the Registrant did not pay any dividends. No other cash dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of New York, notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. See Note 7 to the Registrant’s financial statements.

     (b)  Not applicable.

     (c)  Not applicable.

Item 6.  Selected Financial Data.

     Information called for by this item is omitted pursuant to General Instruction I. of Form 10-K.

Item 7. Management’s Narrative Analysis of Results of Operations

This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein for the Registrant (referred to as “ML of New York” for purposes of Items 7 and 7A).

Certain statements contained in this Report may be considered forward-looking, including statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. These forward-looking statements are not statements of historical fact and represent only management’s beliefs regarding future events, which are inherently uncertain. There are a variety of factors, many of which are beyond ML of New York’s control, which affect its operations, performance, business strategy, and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, the factors listed in the Business Environment and Economic Environment sections listed below, as well as actions and initiatives taken by both current and potential competitors, general economic conditions, the effects of current, pending, and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in ML of New York’s Financial Statements and Notes to Financial Statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. ML of New York does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates the forward-looking statements are made. The reader should, however, consult any further disclosures ML of New York may make in its Quarterly Reports on Form 10-Q.

Business Environment

ML of New York conducts its business in the life insurance and annuity markets of the financial services industry. These markets are highly regulated with particular emphasis on company solvency and sales practice monitoring. Demographically, the population is aging, which favors life insurance and annuity products.

The financial services industry continues to be affected by an intensifying competitive environment, as demonstrated by consolidation through mergers, competition from new and established competitors, and diminishing margins in many mature products and services.

The financial services industry is also impacted by the regulatory and legislative environment. In 2003, additional aspects of the Sarbanes-Oxley Act of 2002 were implemented as rules relating to corporate governance, auditor independence and disclosure became effective and/or was adopted in their final form. Various federal and state securities regulators and self-regulatory organizations (including the Securities and Exchange Commission, New York Stock Exchange, and the National Association of Securities Dealers), as well as industry participants, continued to review and, in many cases, adopt changes to their established rules and policies in areas such as corporate governance, mutual fund trading, disclosure practices and auditor independence.

Discontinuance of Variable Life Insurance

During the first quarter 2003, ML of New York discontinued manufacturing its single premium variable life insurance product. As a result, ML of New York currently does not manufacture, market, or issue life insurance products. ML of New York continues to service all life insurance contracts inforce.

Tax Legislation

During May 2003, Congress passed the Jobs and Growth Tax Relief Reconciliation Act of 2003 (the “Act”). A key provision in the Act is reduced federal income tax rates on dividends and capital gains paid to investors on stocks and mutual funds held individually. Pending future Congressional action, these federal income tax rate reductions are set to expire after 2008. These recently enacted tax rate reductions may impact the relative attractiveness of non-qualified annuities.

Economic Environment

ML of New York’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, ML of New York’s financial condition will be impacted by fluctuations in investment performance of separate accounts assets. Fluctuations in the U.S. equity market also directly impact ML of New York’s exposure to guaranteed minimum death benefit (“GMDB”) provisions contained in the variable annuities it manufactures. Negative investment performance generally results in greater exposure to GMDB provisions, to the extent there is an increase in the number of variable contracts (and amount per contract) in which the GMDB exceeds the variable account balance. Prolonged periods of negative investment performance may result in greater GMDB claim payments. GMDB claim payments are recorded as a component of policy benefits.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The following table provides the increase (decrease) for each equity market index for the years ended December 31:

	2003	2002
Dow	25.3%	-16.8%
NASDAQ	50.0%	-31.5%
S&P	26.4%	-23.4%

Despite positive equity market performance during 2003, average separate accounts assets, and in turn, average variable contract owner account balances, were lower as compared to 2002. The average monthly Dow and S&P indices were slightly lower during 2003 as compared to 2002.

The investment performance of the underlying U.S. equity-based mutual funds supporting ML of New York’s variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

Medium Term Interest Rates

Changes in interest rates affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities. See Note 3 to the Financial Statements for the impact of changes in medium term interest rates on the value of investments and liabilities. Also, since ML of New York has certain fixed products that contain guaranteed minimum crediting rates, decreases in interest rate can decrease the amount of interest spread earned by ML of New York.

ML of New York defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During 2003, average medium term interest rates decreased approximately 77 basis points to yield, on average, 2.42%. During 2002, average medium term interest rates decreased approximately 68 basis points to yield, on average, 3.19%.

Corporate Credit and Credit Spreads

Changes in the corporate credit environment directly impact the value of ML of New York’s investments, primarily fixed maturity securities. ML of New York primarily invests in investment-grade corporate debt to support its fixed rate product liabilities.

Credit spreads represent the credit risk premiums required by market participants for a given credit quality, e.g. the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (e.g., U.S. Treasury instruments). Changes in credit spreads have an inverse relationship to the value of investments. See Note 3 to the Financial Statements for the impact of changes in credit spreads on the value of investments.

ML of New York defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities. During 2003, credit spreads contracted approximately 113 basis points and ended the year at 85 basis points. During 2002, credit spreads widened approximately 20 basis point and ended the year at 198 basis points.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Estimates, by their nature, are based on judgement and available information. Therefore, actual results could differ and could have a material impact on the Financial Statements, and it is possible that such changes could occur in the near term.

ML of New York’s critical accounting policies and estimates are discussed below. See Note 1 to the Financial Statements for additional information regarding accounting policies.

Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs (“DAC”) is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At December 31, 2003, variable annuities and variable life insurance account for $14.8 million (or 59%) and $10.2 million (or 41%), respectively, of ML of New York’s DAC asset.

DAC for variable annuities is amortized with interest over the lives of the policies in relation to the present values of estimated future gross profits from asset-based fees, contract fees, and surrender charges, less a provision for guaranteed minimum death benefit expenses, policy maintenance expenses, and non-capitalized commissions.

DAC for variable life insurance is amortized with interest over the lives of the policies in relation to the present values of estimated future gross profits from fees related to contract loans, asset-based fees, and cost of insurance charges, less claims (net of reinsurance), cost of mortality reinsurance, policy maintenance expenses, and non-capitalized commissions.

The most significant assumptions involved in the estimation of future gross profits are future net separate accounts performance, surrender rates, and mortality rates. ML of New York generally assumes a level long-term rate of net separate accounts growth for all future years. The long-term rate may be adjusted if ML of New York’s long-term expectations change. Additionally, ML of New York may modify the rate of net separate accounts growth over the short term to reflect ML of New York’s near-term expectations of the economy and financial market performance in which separate accounts assets are invested.

Future gross profit estimates are subject to periodic evaluation by ML of New York, with necessary revisions applied against amortization to date. The impact of revisions to estimates on cumulative amortization is recorded as a charge or benefit to current operations (“DAC unlocking”). During 2003 and 2002, ML of New York reduced earnings by $1.0 million and $1.5 million, respectively, via an increase in amortization of deferred policy acquisition costs. Changes in assumptions can have a significant impact on the amount of DAC reported for variable annuities and variable life insurance products and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts return and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

Other-Than-Temporary Impairment Losses on Investments

ML of New York regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary (“OTT”) declines in the fair value of investments. Management makes this determination through a series of discussions with ML of New York’s portfolio managers and credit analysts, as well as information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services). The factors that give rise to potential impairments include, but are not limited to, i) certain credit-related events such as default of principal or interest payments, ii) bankruptcy of issuer, and iii) certain security restructurings. In absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s estimate of the security’s ultimate recovery value. OTT impairment losses result in a permanent reduction of the cost basis of the underlying investment. OTT impairments on investments in fixed maturity securities were $0.8 million and $3.5 million during 2003 and 2002, respectively.

Recent Developments

New Accounting Pronouncements

On July 7, 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The SOP provides guidance on accounting and reporting by insurance companies for certain nontraditional long-duration contracts and for separate accounts. The SOP is effective for financial statements for ML of New York beginning in 2004. The SOP requires the establishment of a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology that ML of New York currently employs. The adoption of SOP 03-1 will approximately result in a $3.0 million increase in policyholder liabilities and a corresponding pre-tax charge to earnings. The adoption of SOP 03-1 is considered a change in accounting principle.

New Business

ML of New York sells variable and interest sensitive annuity products through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, a wholly owned broker-dealer subsidiary of Merrill Lynch & Co. ML of New York competes for Merrill Lynch & Co.’s clients’ annuity business with unaffiliated insurers whose products are also sold through Merrill Lynch & Co.’s retail network, and with insurers who solicit this business directly. The product lines that ML of New York offers are focused in the highly competitive market segment of retirement planning. ML of New York competes in this market segment by integrating its products into Merrill Lynch & Co.’s planning-based financial management program.

ML of New York’s financial management is based on conservative investment and liability management and regular monitoring of its risk profile. ML of New York also seeks to provide superior customer service and financial management to promote the competitiveness of its products. ML of New York’s customer service center has established standards of performance that are monitored on a regular basis. Managers and employees in the customer service center are periodically evaluated based on their performance in meeting these standards.

ML of New York has strategically placed its marketing emphasis on the sale of variable annuity products. These products are designed to address the retirement planning needs of Merrill Lynch & Co.’s clients. ML of New York issues three types of variable annuity products. These products are differentiated by the degree of liquidity afforded to the contract owner. The B-Share variable annuity contains a seven year surrender charge period, the L-Share variable annuity contains a three year surrender charge period, and the C-Share variable annuity has no surrender charge period. Each variable annuity product provides tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. In addition, ML of New York issues a modified guaranteed annuity product. The modified guaranteed annuity product also provides tax-deferred retirement savings through a guaranteed fixed interest rate for a period selected by the contract owner, but imposes a market value adjustment for withdrawals prior to the expiration of the guarantee period. Total direct premiums by product type for the three years ended December 31 were as follows:

	(In Millions)			% Change
	2003	2002	2001	2003 - 2002	2002 - 2001
Variable Annuities:
B-Share	$37.9	$16.7	$36.5	127%	-54%
C-Share (a)	10.4	20.8	71.5	-50	-71
L-Share (b)	9.9	10.5	1.2	-6	775

Total Variable Annuities	58.2	48.0	109.2	21	-56

Variable Life Insurance	0.7	1.2	4.3	-42	-72
Modified Guaranteed Annuities	0.2	15.2	0.8	-99	n/m
Other	1.3	0.1	0.4	n/m	-75

Total Direct Premiums	$60.4	$64.5	$114.7	-6%	-44%

(a)	ML of New York offers two C-Share variable annuity products that were introduced in the fourth quarter 2002 and the first quarter 2001, respectively.

(b)	ML of New York’s L-Share variable annuity product was introduced in the fourth quarter 2001.

During 2003, ML of New York’s total direct premiums decreased $4.1 million (or 6%) to $60.4 million as compared to 2002. Variable annuity premiums increased $10.2 million (or 21%) to $58.2 million during 2003 as compared to 2002. Management attributes the increase in variable annuity premiums primarily to the introduction of a new B-Share variable annuity product during the third quarter of 2003. Sales of the new B-Share variable annuity product were $20.8 million during 2003. The new B-Share variable annuity product is designed for the tax-qualified IRA market and includes a guaranteed living benefit provision. Also, during the second quarter 2003 ML of New York added a guaranteed living benefit provision to its existing B-Share variable annuity. Living benefit provisions have increased in popularity due to consumers’ increasing demand for guaranteed benefits. Management believes that the generally decreasing equity markets over the past three years has been the catalyst for this demand. C-Share and L-Share variable annuity premiums decreased $10.4 million (or 50%) and $0.6 million (or 6%), respectively, during 2003. C-Share and L-Share variable annuities do not contain guaranteed living benefit provisions.

Modified guaranteed annuity sales decreased $15.0 million (or 99%) to $0.2 million during 2003 as compared to 2002. During 2003, ML of New York stopped offering certain guarantee periods because required spreads could not be realized due to the combination of lower interest rates and regulatorily mandated guaranteed minimum crediting rates.

Financial Condition

At December 31, 2003, ML of New York’s assets were $1,251.8 million, or $122.6 million higher than the $1,129.2 million in assets at December 31, 2002 primarily due to a increase in separate accounts assets. Separate accounts assets increased $132.8 million (or 16%) to $943.2 million. Changes in separate accounts assets during each quarter of 2003 were as follows:

	1Q03	2Q03	3Q03	4Q03	Total
	(In Millions)
Investment performance — variable products	$(14.8)	$81.9	$22.6	$82.2	$171.9
Net cash outflow — variable products	(9.0)	(13.0)	(4.3)	(12.8)	(39.1)

Net increase (decrease)	$(23.8)	$68.9	$18.3	$69.4	$132.8

During 2003, ML of New York experienced contract owner withdrawals that exceeded deposits by $42.5 million. The components of contract owner transactions were as follows:

2003
(In Millions)
Premiums collected	$60.4
Internal tax-free exchanges	(3.0)

Net contract owner deposits	57.4
Contract owner withdrawals	83.0
Net transfers from separate accounts	16.9

Net contract owner withdrawals	99.9

Net contract owner activity	$(42.5)

ML of New York maintains a conservative general account investment portfolio. ML of New York has no mortgage or real estate investments and its investment in non-investment grade fixed maturity securities are below the industry average. The following schedule identifies ML of New York’s general account invested assets by type:

Investment Grade Fixed Maturity Securities (Rated A or higher)	62%
Policy Loans	30%
Investment Grade Fixed Maturity Securities (Rated BBB)	7%
Non-Investment Grade Fixed Maturity Securities	1%

100%

At December 31, 2003 and 2002, approximately $1.3 million (or 1%) and $4.1 million (or 3%), respectively, of ML of New York’s fixed maturity securities were considered non-investment grade. ML of New York defines non-investment grade as unsecured debt obligations that have a rating equivalent to Standard and Poor’s BB+ or lower (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current non-investment grade holdings are the result of ratings downgrades on ML of New York’s portfolio as ML of New York does not purchase non-investment grade securities. Also, as of December 31, 2003, approximately $3.5 million (or 2%) of ML of New York’s fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s, compared to $10.9 million (or 7%) of fixed maturity securities as of December 31, 2002. ML of New York closely monitors such investments. The reductions in non-investment grade and BBB- holdings are attributable to management actions taken during 2003 to improve the overall credit quality of the fixed maturity security portfolio.

ML of New York’s investment in collateralized mortgage obligations (“CMO”) and mortgage backed securities (“MBS”) had a carrying value of $1.4 million and $2.1 million at December 31, 2003 and 2002, respectively. At December 31, 2003, all of ML of New York’s CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from similarly rated corporate securities.

At December 31, 2003, ML of New York had 2,005 life insurance and annuity contracts inforce with interest rate guarantees. The estimated average rate of interest credited on behalf of contract owners was 4.34% during 2003. Invested assets supporting liabilities with interest rate guarantees had an estimated average effective yield of 4.91% during 2003. The number of life insurance and annuity contracts inforce with interest rate guarantees decreased 149 (or 7%) as compared to 2002.

Liquidity and Capital Resources

ML of New York’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has inforce. ML of New York has developed and utilizes a cash flow projection system and regularly performs asset / liability duration matching in the management of its asset and liability portfolios. ML of New York anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 2003, ML of New York’s assets included $190.4 million of cash, short-term investments, and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

In order to continue to issue annuity products, ML of New York must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles (“GAAP”) in two major respects. First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves for new business in some cases may initially exceed the statutory revenues attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

The National Association of Insurance Commissioners utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. As of December 31, 2003 and 2002, based on the RBC formula, ML of New York’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.

ML of New York receives claims paying ability ratings from Standard and Poors and A.M. Best. At December 31, 2003, ML of New York received ratings from Standard and Poors and A.M. Best of “A+” and “A”, respectively.

ML of New York has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks that ML of New York assumes, but will allow ML of New York to reduce its absolute level of surplus. No dividends were paid during 2003, 2002 or 2001.

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

During June 2003, ML of New York and Merrill Lynch & Co. executed a “keepwell” agreement. The agreement obligates Merrill Lynch & Co. to maintain a level of capital in ML of New York in excess of minimum regulatory capital requirements.

Results of Operations

ML of New York’s gross earnings are principally derived from two sources:

•	the charges imposed on variable annuity and variable life insurance contracts, and

•	the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread

The costs associated with acquiring contract owner deposits (deferred policy acquisition costs) are amortized over the period in which ML of New York anticipates holding those funds, as noted in the Critical Accounting Policies section above. Insurance expenses and taxes reported in the statements of earnings are net of amounts deferred. In addition, ML of New York incurs expenses associated with the maintenance of inforce contracts.

2003 compared to 2002

ML of New York recorded net earnings of $4.4 million and $3.2 million for 2003 and 2002, respectively.

Policy charge revenue decreased $1.6 million (or 9%) to $16.4 million during 2003 as compared to $18.0 million in 2002. The decrease in policy charge revenue is primarily due to a decrease in non-asset based policy charge revenue. Non-asset-based policy charge revenue decreased $1.1 million (or 15%) due to decreases in cost of insurance charges on variable life insurance contracts and deferred policy load amortization. In addition, asset-based policy charge revenue decreased $0.5 million (or 4%) during 2003 as compared to 2002. The decrease in asset-based policy charge revenue is attributable to lower average variable account balances. During the same comparative period, average variable account balances decreased $41.7 million (or 5%).

Net earnings derived from interest spread decreased $1.0 million (or 24%) to $3.0 million during 2003 as compared to $4.0 million in 2002. The decrease in interest spread is primarily a result of the reduction in yields on invested assets resulting from (i) the lower interest rate environment during 2003 as compared to 2002 and (ii) the increase in credit quality of the portfolio.

ML of New York experienced net realized investment gains (losses) of $0.6 million and ($3.2) million during 2003 and 2002, respectively. The following table provides net realized investment gains (losses) by type:

Realized Gains (Losses)	2003	2002	Difference
	(In Millions)
Interest related gains	$2.4	$0.2	$2.2	(1)
Credit related losses	(1.8)	(3.4)	1.6	(2)

	$0.6	$(3.2)	$3.8

(1)	The increase in interest related gains is primarily attributable to increases in invested asset market valuations resulting from generally lower interest rates and contracting credit spreads during 2003 as compared to 2002.

(2)	The decrease in credit related losses is primarily due to a decrease in OTT declines in the carrying value of fixed maturity securities.

Policy benefits decreased $0.5 million (or 10%) to $4.0 million during 2003 as compared to $4.5 million in 2002 primarily due to decreased variable annuity death benefit payments incurred under GMDB provisions.

Reinsurance premium ceded decreased $0.1 million (or 10%) to $1.6 million during 2003 as compared to $1.7 million in 2002. The decrease is attributable to the decrease in life insurance inforce.

Amortization of deferred policy acquisition costs decreased $0.7 million (or 12%) to $4.8 million during 2003 as compared to $5.5 million in 2002 primarily due to period-to-period differences in DAC unlocking as noted in the Critical Accounting Policies section above. Excluding DAC unlocking, amortization of deferred policy acquisition costs remained relatively unchanged during 2003 as compared to 2002.

Insurance expenses and taxes increased $0.2 million (or 6%) to $3.5 million during 2003 as compared to $3.3 million in 2002. The increase in insurance expenses and taxes is primarily due to increased New York State Insurance Department assessments.

ML of New York’s effective federal income tax rate increased to 28% for 2003 from 16% for 2002 primarily due to a reduction of certain permanent adjustments recorded during 2003 as compared to 2002. Also, during 2003, deferred tax components have been significantly impacted by fluctuations in GMDB tax reserves. The reserve fluctuations have resulted in a decreased deferred tax expense during 2003 as compared to 2002.

2002 compared to 2001

ML of New York recorded net earnings of $3.2 million and $4.3 million for 2002 and 2001, respectively.

Policy charge revenue decreased $0.7 million (or 4%) to $18.0 million during 2002 as compared to $18.7 million in 2001. The decrease in policy charge revenue is primarily attributable to reductions in asset-based policy charge revenue collected on variable account balances. Variable annuity and variable life asset-based policy charge revenue decreased $0.4 million (or 4%) and $0.3 million (or 12%), respectively, generally consistent with decreases in average variable account balances for those products. Asset-based policy charge revenue was favorably impacted by increases in rates charged to unaffiliated fund investment managers for administrative services.

Net earnings derived from interest spread decreased $1.0 million (or 20%) to $4.0 million during 2002 as compared to $5.0 million in 2001. The decrease in interest spread is primarily a result of the reduction in yields on invested assets resulting from the lower interest rate environment as compared to 2001.

ML of New York experienced net realized investment losses of $3.2 million and $2.5 million during 2003 and 2002, respectively. The increase in net realized investment losses is due to an increase in credit related losses primarily losses on investments in fixed maturity securities issued by WorldCom Inc.

Policy benefits increased $1.4 million (or 47%) to $4.5 million during 2002 as compared to $3.1 million in 2001. During 2002, life insurance mortality expense increased $0.8 million as compared to 2001 primarily due to an increase in the number of death claims. In addition, variable annuity mortality expense increased $0.5 million as compared to 2001 primarily due to increased death benefit payments incurred under GMDB provisions.

Reinsurance premium ceded decreased $0.2 million (or 10%) to $1.7 million during 2002 as compared to $1.9 million in 2001. The decrease is attributable to the decrease in life insurance inforce.

Amortization of deferred policy acquisition costs increased $2.0 million (or 56%) to $5.5 million during 2002 as compared to $3.5 million in 2001 primarily due to period-to-period differences in DAC unlocking as noted in the Critical Accounting Policies section above.

Insurance expenses and taxes decreased $1.5 million (or 31%) to $3.3 million during 2002 as compared to $4.8 million in 2001. The decrease in insurance expenses and taxes is primarily due to i) cost savings resulting from ML of New York’s consolidation of its life and annuity policy administration service centers, which was completed during the third quarter 2001, and ii) reductions in employee compensation expense.

ML of New York’s effective federal income tax rate decreased to 16% for 2002 from 45% for 2001. The changes in the effective federal income tax rate during the respective periods are due to an increase in certain permanent adjustments recorded during 2002 as compared to 2001. Also, during 2002, ML of New York’s current and deferred tax components have been significantly impacted by fluctuations in GMDB tax reserves. The reserve fluctuations have resulted in an increased current tax benefit and an increased deferred tax expense during 2002 as compared to 2001.

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

Segment	2003	2002	2001
	(In Millions)
Life Insurance	$1.3	$1.4	$1.9
Annuities	2.6	1.3	1.8
Other	0.5	0.5	0.6

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with ML of New York’s consolidated financial condition and results of operations presented herein.

OTT losses on investments by segment were as follows:

Segment	2003	2002	2001
	(In Millions)
Life Insurance	—	—	—
Annuities	$0.8	$3.5	$0.4
Other	—	—	—

ML of New York is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2003.

Inflation

ML of New York’s operations have not been materially impacted by inflation and changing prices during the preceding three years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential change in a financial instrument’s value caused by fluctuations in certain underlying risk factors. ML of New York is primarily subject to market risk resulting from fluctuations in interest rates, credit spreads, credit risk, and equity prices. ML of New York utilizes an integrated approach to manage financial market risks including a comprehensive asset / liability management process, product design, and reinsurance programs.

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

The following table presents the estimated net impact on the fair value of investments and interest sensitive liabilities resulting from various hypothetical interest rate scenarios, based on assumptions contained in ML of New York’s model:

	Change in Fair Value
Change in Interest Rates	2003	2002
	(In Millions)
+ 100 basis points	($3.5)	($2.0)
+ 50 basis points	($1.7)	($1.0)
+ 10 basis points	($0.3)	($0.2)
- 10 basis points	$0.3	$0.2
- 50 basis points	$1.7	$0.8
- 100 basis points	$3.4	$1.6

ML of New York’s model is based on existing business inforce as of the year ended 2003 without considering the impact of new annuity sales on assets or liabilities. The model incorporates ML of New York’s fixed maturity securities and preferred equity investments excluding variable rate securities with rate resetting in less than ninety days, securities with a maturity of less than ninety days, and securities that are in or near default. The changes in interest rate scenarios, noted above, assume parallel shifts in the yield curve occurring uniformly throughout the year.

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

The following table presents the estimated net impact on the fair value of investments resulting from various hypothetical fluctuations in credit spreads, based on assumptions contained in ML of New York’s model:

	Change in Fair Value
Change in Credit Spreads	2003	2002
	(In Millions)
+ 50 basis points	($2.4)	($2.6)
+ 10 basis points	($0.5)	($0.6)
- 10 basis points	$0.5	$0.4
- 50 basis points	$2.4	$2.3

ML of New York’s model is based on existing business inforce as of the year ended 2003 without considering the impact of new annuity sales on assets. The model incorporates ML of New York’s fixed maturity securities and preferred equity investments excluding securities with a maturity of less than ninety days and securities that are in or near default. The changes in credit spreads, noted above, assume a uniform occurrence throughout the year.

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

Credit Risk

Credit risk represents the loss that ML of New York would incur if an issuer fails to perform its contractual obligations and the value of the security held has been impaired or is deemed worthless. ML of New York manages its credit risk by setting investment policy guidelines that assure diversification with respect to investment, issuer, geographic location and credit quality. Management regularly monitors compliance of each investment portfolio’s status with the investment policy guidelines, including timely updates of credit-related securities. In addition, ML of New York establishes tolerance limits for exposure in any one issuer for prospective investments.

Equity Price Risk

Equity price risk arises from the possibility that general reductions in equity prices will negatively affect the value of assets and liabilities, primarily separate accounts assets and separate accounts liabilities. ML of New York manages its exposure to equity risk via certain product design features (e.g., waiting periods, age caps, subsequent premium restrictions, and adjusted withdrawals) and reinsurance programs to the extent reinsurance capacity is available in the marketplace. General reductions in equity prices impact ML of New York in the following ways:

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A.  Controls and Procedures.

     In 2002, Registrant formed a Disclosure Committee to assist with the monitoring and evaluation of our disclosure controls and procedures. Registrant’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of Registrant’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end period covered by this Report. Based on that evaluation, Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that Registrant’s disclosure controls and procedures are effective.

     In addition, no change in Registrant’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART III

     Information called for by items 10 through 13 of this part is omitted pursuant to General Instruction I. of Form 10-K.

PART IV

Item 14.  Principal Account Fees and Services

Pre-Approval of Services Provided by the Registrant’s Independent Auditor

Consistent with SEC rules regarding auditor independence, the Audit Committee has established a policy governing the provision of audit and non-audit services to the Registrant.

Pursuant to this policy, the Audit Committee will consider annually and, if appropriate approve the provision of all audit services to the Registrant by the independent auditor. The Audit Committee will also consider and, if appropriate, pre-approve the provision by the independent auditor of services that fit within the following categories of permitted non-audit services within a specified dollar limit.

•	Audit service, include audit work performed in the review and preparation of the financial statements, as well as services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with the review of documents filed with the SEC.

•	Tax services include all services performed by the independent auditor's tax personnel.

•	All Other service, include all other miscellaneous services not captured in the other two categories that are not prohibited services, as defined by the SEC, and that the Audit Committee believes will not impair the independence of the independent auditor.

Any proposed engagement of the independent auditor that does not fit within one of the pre-approved categories of service or is not within the established fee limits must be pre-approved by the Audit Committee.

The Audit Committee has delegated pre-approval authority to the Chair of the Audit Committee in time sensitive cases. The exercise of such authority must be reported to the Audit Committee at its next regularly scheduled meeting. The Audit Committee regularly reviews summary reports detailing all services (and related fees and expenses) being provided to the Registrant by the independent auditor.

Fees Paid to the Registrant’s Independent Auditor

The following table presents fees for professional services rendered by Deloitte & Touche LLP for the audit of the Registrant’s financial statements for the years ended December 31, 2003 and 2002 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

	2003	2002
Audit (1)	$196,354	$172,354
Tax (2)	1,852	1,626
All Other (3)	7,615	6,685

Total	$205,821	$180,665

(1)	Audit Fees included audit work performed in the review and preparation of the financial statements, as well as, services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)	Tax Fees included all services performed by the independent auditor’s tax personnel.

(3)	All Other Fees included miscellaneous out-of-pocket expenses.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Financial Statements and Exhibits.

(1)	The following financial statements of the Registrant are filed as part of this report:
a.	Independent Auditors’ Report dated March 1, 2004.
b.	Balance Sheets at December 31, 2003 and 2002.
c.	Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001.
d.	Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001.
e.	Statements of Stockholder’s Equity for the Years Ended December 31, 2003, 2002 and 2001.
f.	Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.
g.	Notes to Financial Statements for the Years Ended December 31, 2003, 2002 and 2001.
(2)	Not applicable.
(3)	The following exhibits are filed as part of this report as indicated below:

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

3.2	By-Laws of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

4.1	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.2	Modified Guaranteed Annuity Contract Application. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.3	Qualified Retirement Plan Endorsement. (Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.4	IRA Endorsement. (Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)
4.5	Company Name Change Endorsement. (Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

4.6	IRA Endorsement, MLNY009 (Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994).

4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94. (Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94. (Incorporation by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc. (Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation. (Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.)

10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.)

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(k) to Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.)

23.1	Written Consent of Deloitte & Touche, LLP, independent auditors, is filed herewith.
24.1	Power of attorney of Frederick J. C. Butler. (Incorporated by reference to Exhibit 24(a) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.2	Power of attorney of Robert L. Israeloff. (Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.3	Power of attorney of Cynthia L. Kahn. (Incorporated by reference to Exhibit 24(i) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.4	Power of attorney of Robert A. King. (Incorporated by reference to Exhibit 24(j) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.5	Power of attorney of Irving M. Pollack. (Incorporated by reference to Exhibit 24(k) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.6	Power of attorney of Barry G. Skolnick. (Incorporated by reference to Exhibit 24(l) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.7	Power of attorney of Richard M. Drew. (Incorporated by reference to Exhibit 24.14 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 30, 2000.)
24.8	Power of attorney of Christopher J. Grady. (Incorporated by reference to Exhibit 24.12 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed April 2, 2001.)
24.9	Power of attorney of H. McIntyre Gardner. (Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.)

24.10	Power of attorney of Joseph Justice. (Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.)

24.11	Power of attorney of Nikos K. Kardassis. (Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.)

24.12	Power of attorney of Lori M. Salvo. (Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.)

24.13	Power of attorney of Deborah J. Adler is filed herewith.
24.14	Power of attorney of Loncetta M. Ruggiero is filed herewith.
31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 2003.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors’ Report
Balance Sheets at December 31, 2003 and 2002
Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001
Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001
Statements of Stockholder’s Equity for the Years Ended December 31, 2003, 2002 and 2001
Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Notes to Financial Statements for the Years Ended December 31, 2003, 2002 and 2001

INDEPENDENT AUDITORS’ REPORT

The Board of Directors of
ML Life Insurance Company of New York:

We have audited the accompanying balance sheets of ML Life Insurance Company of New York (the “Company”), a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc., as of December 31, 2003 and 2002, and the related statements of earnings, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche, LLP
New York, New York

March 1, 2004

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND 2002
(Dollars in thousands, except common stock par value and shares)

ASSETS	2003	2002
INVESTMENTS:
Fixed maturity securities, at estimated fair value (amortized cost: 2003 - $177,770 ; 2002 - $161,708)	$182,182	$165,467
Equity securities, at estimated fair value (cost: 2003 - $0; 2002 - $5,896)	—	5,625
Policy loans on insurance contracts	80,992	86,603

Total Investments	263,174	257,695
CASH AND CASH EQUIVALENTS	12,338	23,092
ACCRUED INVESTMENT INCOME	4,332	4,845
DEFERRED POLICY ACQUISITION COSTS	25,035	27,522
FEDERAL INCOME TAXES — CURRENT	—	1,504
OTHER ASSETS	3,648	4,143
SEPARATE ACCOUNTS ASSETS	943,233	810,384

TOTAL ASSETS	$1,251,760	$1,129,185

See accompanying notes to financial statements.	(Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS (Continued)
AS OF DECEMBER 31, 2003 AND 2002
(Dollars in thousands, except common stock par value and shares)

LIABILITIES AND STOCKHOLDER'S EQUITY	2003	2002
LIABILITIES:
POLICYHOLDER LIABILITIES AND ACCRUALS:
Policyholders’ account balances	$216,197	$232,908
Claims and claims settlement expenses	4,071	3,289

Total policyholder liabilities and accruals	220,268	236,197
OTHER POLICYHOLDER FUNDS	2,114	787
FEDERAL INCOME TAXES — DEFERRED	4,698	6,890
FEDERAL INCOME TAXES — CURRENT	1,092	—
AFFILIATED PAYABLES — NET	2,460	2,103
OTHER LIABILITIES	28	498
SEPARATE ACCOUNTS LIABILITIES	943,233	810,384

Total Liabilities	1,173,893	1,056,859

STOCKHOLDER’S EQUITY:
Common stock, $10 par value - 220,000 shares authorized, issued and outstanding	2,200	2,200
Additional paid-in capital	52,310	52,310
Retained earnings	22,006	17,627
Accumulated other comprehensive income	1,351	189

Total Stockholder’s Equity	77,867	72,326

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,251,760	$1,129,185

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands)

	2003	2002	2001
REVENUES:
Policy charge revenue	$16,388	$17,963	$18,723
Net investment income	12,775	14,583	15,870
Net realized investment gains (losses)	633	(3,158)	(2,477)

Total Revenues	29,796	29,388	32,116

BENEFITS AND EXPENSES:
Interest credited to policyholders’ account balances	9,756	10,610	10,925
Policy benefits (net of reinsurance recoveries: 2003 - $705; 2002 - $959; 2001 - $648)	4,027	4,486	3,050
Reinsurance premium ceded	1,577	1,748	1,947
Amortization of deferred policy acquisition costs	4,810	5,467	3,500
Insurance expenses and taxes	3,552	3,336	4,820

Total Benefits and Expenses	23,722	25,647	24,242

Net Earnings Before Federal Income Tax Provision	6,074	3,741	7,874

FEDERAL INCOME TAX PROVISION (BENEFIT):
Current	4,513	(2,833)	1,243
Deferred	(2,818)	3,423	2,302

Total Federal Income Tax Provision	1,695	590	3,545

NET EARNINGS	$4,379	$3,151	$4,329

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands)

	2003	2002	2001
NET EARNINGS	$4,379	$3,151	$4,329

OTHER COMPREHENSIVE INCOME:
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains (losses) arising during the period	1,245	(237)	936
Reclassification adjustment for (gains) losses included in net earnings	(321)	3,160	2,238

Net unrealized gains on investment securities	924	2,923	3,174
Adjustments for:
Policyholder liabilities	864	(880)	(228)
Deferred federal income taxes	(626)	(715)	(1,031)

Total other comprehensive income, net of tax	1,162	1,328	1,915

COMPREHENSIVE INCOME	$5,541	$4,479	$6,244

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	stockholder's
	stock	capital	earnings	income (loss)	equity
BALANCE, JANUARY 1, 2001	$2,200	$52,310	$10,147	$(3,054)	$61,603
Net earnings			4,329		4,329
Other comprehensive income, net of tax				1,915	1,915

BALANCE, DECEMBER 31, 2001	2,200	52,310	14,476	(1,139)	67,847
Net earnings			3,151		3,151
Other comprehensive income, net of tax				1,328	1,328

BALANCE, DECEMBER 31, 2002	2,200	52,310	17,627	189	72,326
Net earnings			4,379		4,379
Other comprehensive income, net of tax				1,162	1,162

BALANCE, DECEMBER 31, 2003	$2,200	$52,310	$22,006	$1,351	$77,867

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands)

	2003	2002	2001
Cash Flows From Operating Activities:
Net earnings	$4,379	$3,151	$4,329
Noncash items included in earnings:
Amortization of deferred policy acquisition costs	4,810	5,467	3,500
Capitalization of policy acquisition costs	(2,323)	(2,074)	(4,220)
Amortization of investments	689	837	307
Interest credited to policyholders’ account balances	9,756	10,610	10,925
Provision (benefit) for deferred Federal income tax	(2,818)	3,423	2,302
(Increase) decrease in operating assets:
Accrued investment income	513	(197)	(27)
Federal income taxes — current	1,504	(1,504)	62
Other	495	6	1,928
Increase (decrease) in operating liabilities:
Claims and claims settlement expenses	782	(820)	(829)
Other policyholder funds	1,327	(338)	139
Federal income taxes — current	1,092	(295)	295
Affiliated payables — net	357	1,644	(467)
Other	(470)	(483)	(1,198)
Other operating activities:
Net realized investment (gains) losses (excluding gains on cash and cash equivalents)	(633)	3,158	2,478

Net cash and cash equivalents provided by operating activities	19,460	22,585	19,524

Cash Flow From Investing Activities:
Proceeds from (payments for):
Sales of available-for-sale securities	38,922	32,338	24,345
Maturities of available-for-sale securities	60,331	24,996	31,446
Purchases of available-for-sale securities	(109,475)	(74,117)	(52,428)
Policy loans on insurance contracts	5,611	6,364	(2,600)

Net cash and cash equivalents provided by (used in) investing activities	(4,611)	(10,419)	763

See accompanying notes to financial statements.	(Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands)

	2003	2002	2001
Cash Flows From Financing Activities:
Proceeds from (payments for):
Policyholder deposits (excludes internal policy replacement deposits)	57,372	62,927	107,009
Policyholder withdrawals (including transfers to/from separate accounts)	(82,975)	(72,525)	(126,286)

Net cash and cash equivalents used in financing activities	(25,603)	(9,598)	(19,277)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,754)	2,568	1,010
CASH AND CASH EQUIVALENTS:
Beginning of year	23,092	20,524	19,514

End of year	$12,338	$23,092	$20,524

Supplementary Disclosure of Cash Flow Information:
Cash paid to (received from) affiliates for:
Federal income taxes	$1,917	$(1,034)	$886
Interest	18	11	64

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

The Company sells non-participating annuity products, including variable annuities, modified guaranteed annuities and immediate annuities. The Company is licensed to sell insurance and annuities in nine states; however, it currently limits its marketing activities to the State of New York. The Company markets its products solely through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“MLPF&S”), a wholly owned broker-dealer subsidiary of Merrill Lynch & Co.

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

Certain reclassifications and format changes have been made to prior year amounts to conform to the current year presentation.

Revenue Recognition: Revenues for variable annuity contracts consist of policy charges for i) mortality and expense risks, ii) certain benefit guarantees selected by the contract owner, iii) administration fees, iv) annual contract maintenance charges, and v) withdrawal charges assessed on contracts surrendered during the withdrawal charge period.

Revenues for variable life insurance contracts consist of policy charges for i) mortality and expense risks, ii) cost of insurance fees, iii) amortization of deferred sales charges, and iv) withdrawal charges assessed on contracts surrendered during the withdrawal charge period. The Company does not currently manufacture variable life insurance contracts.

Revenues for interest-sensitive annuity contracts (market value adjusted annuities and immediate annuities) and interest-sensitive life insurance contracts (single premium whole life insurance, which is not currently marketed) consist of i) investment income, ii) gains (losses) on the sale of invested assets, and iii) withdrawal charges assessed on contracts surrendered during the withdrawal charge period.

Investments: The Company’s investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income, net of tax. If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, as well as information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services). The factors that give rise to potential impairments include, but are not limited to, i) certain credit-related events such as default of principal or interest payments, ii) bankruptcy of issuer, and iii) certain security restructurings. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s estimate of the security’s ultimate recovery value. Management bases this determination on the most recent information available.

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

Certain fixed maturity securities are considered non-investment grade. The Company defines non-investment grade fixed maturity securities as unsecured debt obligations that have a rating equivalent to Standard and Poor’s (or similar rating agency) BB+ or lower.

Policy loans on insurance contracts are stated at unpaid principal balances.

Deferred Policy Acquisition Costs: Certain policy acquisition costs for life and annuity contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. The impact of these revisions on cumulative amortization is recorded as a charge or credit to current operations. It is reasonably possible that estimates of future gross profits could be reduced in the future, resulting in a material reduction in the carrying amount of deferred policy acquisition costs.

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

During 1990, the Company entered into an assumption reinsurance agreement with an unaffiliated insurer. The acquisition costs relating to this agreement are being amortized over a twenty-five year period using an effective interest rate of 7.5%. This reinsurance agreement provided for payment of contingent ceding commissions, for a ten year period, based upon the persistency and mortality experience of the insurance contracts assumed. Payments made for contingent ceding commissions were capitalized and amortized using an identical methodology as that used for the initial acquisition costs. The following is a reconciliation of the acquisition costs related to this reinsurance agreement for the years ended December 31:

	2003	2002	2001
Beginning balance	$9,703	$11,341	$12,765
Capitalized amounts	—	—	17
Interest accrued	728	851	957
Amortization	(1,601)	(2,489)	(2,398)

Ending balance	$8,830	$9,703	$11,341

The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. Amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

2004	$600
2005	$646
2006	$738
2007	$726
2008	$718

Separate Accounts: Assets and liabilities of Separate Accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contract owners, are shown as separate captions in the Balance Sheets. Separate Accounts are established in conformity with New York State Insurance Law and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to general claims of the Company only to the extent the value of such assets exceeds Separate Accounts liabilities.

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

Policyholders’ Account Balances: Liabilities for the Company’s universal life type contracts, including its life insurance and annuity products, are equal to the full accumulation value of such contracts as of the valuation date plus deficiency reserves for certain products. Interest-crediting rates for the Company’s fixed-rate products are as follows:

Interest-sensitive life products	4.00%
Interest-sensitive deferred annuities	3.00% — 7.40%
Immediate annuities	3.00% — 8.80%

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

The Company uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. See Note 4 to the financial statements for further information.

The Company is generally subject to taxes on premiums and, in substantially all states, is exempt from state income taxes.

Accounting Pronouncements: On April 30, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS’’) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statements of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Financial Statements.

On July 7, 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The SOP provides guidance on accounting and reporting by insurance companies for certain nontraditional long-duration contracts and for separate accounts. The SOP is effective for financial statements for the Company beginning in 2004. The SOP requires the establishment of a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology that the Company currently employs. The adoption of SOP 03-1 will approximately result in a $3.0 million increase in policyholder liabilities and a corresponding pre-tax charge to earnings. The adoption of SOP 03-1 is considered a change in accounting principle.

In November of 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, as it relates to disclosures for SFAS 115 securities. In addition to the disclosures already required by SFAS 115, EITF Issue 03-01 requires both quantitative and qualitative disclosures for marketable equity and debt securities. The new disclosure requirements are required to be applied to financial statements for fiscal years ending after December 15, 2003. See Note 3 to the Financial Statements for these disclosures.

On December 31, 2002, the FASB issued SFAS No.148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock Based Compensation. SFAS No. 148 permits three alternative methods for a voluntary transition to the fair value-based method for those entities that adopt the standard prior to the end of fiscal year-end 2003. Beginning in 2004, SFAS No. 148 eliminates prospective application as a method of adoption for reporting stock-based compensation, but continues to permit modified prospective application, which requires the fair value of all unvested awards to be amortized over the remaining service period, as well as restatement of prior years’ expense. The transition guidance and disclosure provisions of SFAS No. 148 were effective for fiscal years ending after December 15, 2002. Merrill Lynch & Co. intends to adopt the fair value method of accounting for stock-based compensation under SFAS No. 123 in 2004 using the retroactive restatement method permitted under SFAS No. 148. This will result in additional allocated compensation expense to the Company. The allocation of additional compensation expense is not expected to have a material impact on the Company’s Financial Statements.

NOTE 2. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments are carried at fair value or amounts that approximate fair value. The carrying value of financial instruments as of December 31 were:

	2003	2002
Assets:
Fixed maturity securities (1)	$182,182	$165,467
Equity securities (1)	—	5,625
Policy loans on insurance contracts (2)	80,992	86,603
Cash and cash equivalents (3)	12,338	23,092
Separate Accounts assets (4)	943,233	810,384

Total financial instruments	$1,218,745	$1,091,171

(1)	For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company utilizes pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 2003 and 2002, securities without a readily ascertainable market value, having an amortized cost of $21,702 and $20,353, had an estimated fair value of $22,580 and $18,844, respectively.

(2)	The Company estimates the fair value of policy loans as equal to the book value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

(3)	The estimated fair value of cash and cash equivalents approximates the carrying value.

(4)	Assets held in Separate Accounts are carried at the net asset value provided by the fund managers.

NOTE 3. INVESTMENTS

The amortized cost and estimated fair value of investments in fixed maturity securities and equity securities as of December 31 were:

	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
Corporate debt securities	$158,415	$4,420	$1,082	$161,753
U.S. Government and agencies	15,049	748	—	15,797
Foreign governments	3,005	248	2	3,251
Mortgage-backed securities	1,301	90	10	1,381

Total fixed maturity securities	$177,770	$5,506	$1,094	$182,182

	2002
	Cost /	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
Corporate debt securities	$137,726	$4,582	$2,542	$139,766
U.S. Government and agencies	20,054	1,329	—	21,383
Foreign governments	2,008	205	—	2,213
Mortgage-backed securities	1,920	185	—	2,105

Total fixed maturity securities	$161,708	$6,301	$2,542	$165,467

Equity securities:
Non-redeemable preferred stocks	$5,896	$35	$306	$5,625

Estimated fair value and gross unrealized losses by length of time that certain fixed maturity securities have been in a continuous unrealized loss position at December 31, 2003 were:

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed Maturity Securities:
Corporate debt securities	$37,273	$856	$1,227	$226	$38,500	$1,082
Foreign governments	997	2	—	—	997	2
Mortgage-backed securities	604	10	—	—	604	10

Total temporarily impaired securities	$38,874	$868	$1,227	$226	$40,101	$1,094

Unrealized losses primarily relate to corporate debt securities rated BBB or higher and are due to price fluctuations as a result of changes in interest rates. These investments are not considered other-than-temporarily impaired since based on the most recent available information the Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.

Realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value were $786, $3,503, and $405 for the years ended December 31, 2003, 2002, and 2001 respectively.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2003 by contractual maturity were:

		Estimated
	Amortized	Fair
	Cost	Value
Fixed maturity securities:
Due in one year or less	$20,935	$21,123
Due after one year through five years	138,415	141,602
Due after five years through ten years	8,437	8,809
Due after ten years	8,682	9,267

	176,469	180,801
Mortgage-backed securities	1,301	1,381

Total fixed maturity securities	$177,770	$182,182

Fixed maturity securities not due at a single maturity date have been included in the preceding table in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2003 by rating agency equivalent were:

		Estimated
	Amortized	Fair
	Cost	Value
AAA	$52,686	$54,211
AA	29,903	30,067
A	75,576	78,176
BBB	18,211	18,395
Non-investment grade	1,394	1,333

Total fixed maturity securities	$177,770	$182,182

The Company has recorded certain adjustments to policyholders’ account balances in conjunction with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts those liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive income, net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive income as of December 31 were as follows:

	2003	2002
Assets:
Fixed maturity securities	$4,412	$3,759
Equity securities	—	(271)

	4,412	3,488

Liabilities:
Policyholders’ account balances	2,334	3,198
Federal income taxes — deferred	727	101

	3,061	3,299

Stockholder’s equity:
Accumulated other comprehensive income	$1,351	$189

Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended December 31 were:

	2003	2002	2001
Proceeds	$38,922	$32,338	$24,345
Gross realized investment gains	2,485	1,259	223
Gross realized investment losses	1,852	4,417	2,701

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds for gross realized investment losses from the sale of available-for-sale securities were $7,903, $12,335 and $8,739 for the years ended December 31, 2003, 2002, and 2001, respectively.

The Company had investment securities with a carrying value of $959 that were deposited with insurance regulatory authorities at both December 31, 2003 and 2002.

Excluding investments in U.S. Government and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

Net investment income arose from the following sources for the years ended December 31:

	2003	2002	2001
Fixed maturity securities	$8,589	$9,131	$9,929
Equity securities	206	855	1,104
Policy loans on insurance contracts	4,004	4,400	4,440
Cash and cash equivalents	221	410	760
Other	52	72	1

Gross investment income	13,072	14,868	16,234
Less investment expenses	(297)	(285)	(364)

Net investment income	$12,775	$14,583	$15,870

Net realized investment gains (losses), for the years ended December 31 were as follows:

	2003	2002	2001
Fixed maturity securities	$460	$(3,642)	$(2,458)
Equity securities	173	484	(20)
Cash and cash equivalents	—	—	1

Net realized investment gains (losses)	$633	$(3,158)	$(2,477)

NOTE 4. FEDERAL INCOME TAXES

The following is a reconciliation of the provision for income taxes based on earnings before Federal income taxes, computed using the Federal statutory tax rate, versus the reported provision for income taxes for the years ended December 31:

	2003	2002	2001
Provision for income taxes computed at Federal statutory rate	$2,126	$1,309	$2,756
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(243)	(707)	(78)
Foreign tax credit	(188)	(12)	17
Interest adjustments	—	—	832
Non-deductible fees	—	—	18

Federal income tax provision	$1,695	$590	$3,545

The Federal statutory rate for each of the three years ended December 31 was 35%.

The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

	2003	2002	2001
Policyholders’ account balances	$(2,308)	$4,335	$1,859
Deferred policy acquisition costs	(508)	(852)	440
Investment adjustments	(2)	(60)	3

Deferred Federal income tax provision (benefit)	$(2,818)	$3,423	$2,302

Deferred tax assets and liabilities as of December 31 are determined as follows:

	2003	2002
Deferred tax assets:
Investment adjustments	$1,446	$1,444
Policyholders’ account balances	924	—

Total deferred tax assets	2,370	1,444

Deferred tax liabilities:
Deferred policy acquisition costs	6,341	6,849
Net unrealized investment gain on investment securities	727	101
Policyholders’ account balances	—	1,384

Total deferred tax liabilities	7,068	8,334

Net deferred tax liability	$4,698	$6,890

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $124 that can be drawn upon for delinquent reinsurance recoverables.

As of December 31, 2003, the Company had the following life insurance inforce:

Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other	Net	assumed to
	amount	companies	companies	amount	net
Life insurance inforce	$692,752	$101,108	$1,976	$593,620	0.3%

The Company was a party to a reinsurance agreement with an unaffiliated insurer, whereby the Company assumed mortality risk, within certain limits, on a block of yearly renewable term life insurance contracts. During 2002, the unaffiliated insurer recaptured this block of business from the Company.

In addition, the Company seeks to limit its exposure to guaranteed features contained in certain variable annuity contracts. Specifically, the Company reinsures certain guaranteed living and minimum death benefit provisions to the extent reinsurance capacity is available in the marketplace. As of December 31, 2003, 100% and 2% of the account value for variable annuity contracts containing guaranteed living and minimum death benefit provisions, respectively, were reinsured.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG, in relation to this service agreement, are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $3,431, $3,412 and $4,963 for 2003, 2002 and 2001 respectively. Charges attributable to this agreement are included in insurance expenses and taxes, except for investment related expenses, which are included in net investment income. The Company is allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest incurred was $18, $11 and $64 for 2003, 2002 and 2001, respectively. Intercompany interest is included in net investment income.

The Company and Merrill Lynch Investment Managers, L.P. (“MLIM”) are parties to a service agreement whereby MLIM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLIM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $171, $150 and $145 for 2003, 2002 and 2001, respectively.

During 2002, MLIG entered into an agreement with Roszel Advisors, LLC (“Roszel”), a subsidiary of MLIG, with respect to administrative services for the MLIG Variable Insurance Trust (“the Trust”). Certain Separate Accounts of the Company may invest in the various mutual fund portfolios of the Trust in connection with variable annuity contracts the Company has inforce. Under this agreement, Roszel pays MLIG an amount equal to a percentage of the assets invested in the Trust through the Separate Accounts. Revenue attributable to this agreement is included in policy charge revenue. The Company received from MLIG its allocable share of such compensation in the amount of $101 and $22 during 2003 and 2002, respectively.

The Company has a general agency agreement with Merrill Lynch Life Agency Inc. (“MLLA”) whereby registered representatives of MLPF&S, who are the Company’s licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $2,267, $1,902 and $3,910 for 2003, 2002 and 2001, respectively. Substantially all of these commissions were capitalized as deferred policy acquisitions costs and are being amortized in accordance with the policy discussed in Note 1 to the Financial Statements.

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

NOTE 7. STOCKHOLDER’S EQUITY AND STATUTORY REGULATIONS

Notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. The Company filed no dividend requests during 2003, 2002 or 2001.

Statutory capital and surplus at December 31, 2003 and 2002, was $28,371, and $21,411, respectively. At December 31, 2003 and 2002, approximately $2,617 and $1,921, respectively, of stockholder’s equity was available for distribution to MLIG.

Applicable insurance department regulations require that the Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices differ from principles utilized in these financial statements as follows: policy acquisition costs are expensed as incurred, future policy benefit reserves are established using different actuarial assumptions, provisions for deferred income taxes are limited to temporary differences that will be recognized within one year, and securities are valued on a different basis. The Company’s statutory net income (loss) for 2003, 2002 and 2001 was $6,567, ($13,824) and $348, respectively. The statutory net loss incurred during 2002 was primarily due to establishing additional policy benefit reserves required by state insurance regulation.

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the New York Insurance Department. The State of New York has adopted the National Association of Insurance Commissioner’s statutory accounting practices as a component of prescribed or permitted practices by the State of New York.

The National Association of Insurance Commissioners utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. As of December 31, 2003, and 2002, based on the RBC formula, the Company’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.

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

The following table summarizes each business segment’s contribution to the consolidated amounts:

	Life
2003	Insurance	Annuities	Other	Total
Net interest spread (a)	$485	$1,697	$837	$3,019
Other revenues	7,605	9,416	—	17,021

Net revenues	8,090	11,113	837	20,040

Policy benefits	2,114	1,913	—	4,027
Reinsurance premium ceded	1,562	15	—	1,577
Amortization of deferred policy acquisition costs	1,632	3,178	—	4,810
Other non-interest expenses	1,217	2,335	—	3,552

Total non-interest expenses	6,525	7,441	—	13,966

Net earnings before Federal income tax provision	1,565	3,672	837	6,074
Federal income tax provision	307	1,095	293	1,695

Net earnings	$1,258	$2,577	$544	$4,379

Balance Sheet Information:
Total assets	$397,569	$831,328	$22,863	$1,251,760
Deferred policy acquisition costs	10,179	14,856	—	25,035
Policyholder liabilities and accruals	93,172	127,096	—	220,268
Other policyholder funds	677	1,437	—	2,114

	Life
2002	Insurance	Annuities	Other	Total
Net interest spread (a)	$662	$2,503	$808	$3,973
Other revenues	8,440	6,478	(113)	14,805

Net revenues	9,102	8,981	695	18,778

Policy benefits	2,216	2,270	—	4,486
Reinsurance premium ceded	1,748	—	—	1,748
Amortization of deferred policy acquisition costs	2,163	3,304	—	5,467
Other non-interest expenses	1,225	2,111	—	3,336

Total non-interest expenses	7,352	7,685	—	15,037

Net earnings before Federal income tax provision	1,750	1,296	695	3,741
Federal income tax provision (benefit)	374	(27)	243	590

Net earnings	$1,376	$1,323	$452	$3,151

Balance Sheet Information:
Total assets	$390,244	$725,481	$13,460	$1,129,185
Deferred policy acquisition costs	11,760	15,762	—	27,522
Policyholder liabilities and accruals	99,271	136,926	—	236,197
Other policyholder funds	588	199	—	787

	Life
2001	Insurance	Annuities	Other	Total
Net interest spread (a)	$1,311	$2,638	$996	$4,945
Other revenues	9,028	7,210	8	16,246

Net revenues	10,339	9,848	1,004	21,191

Policy benefits	1,322	1,728	—	3,050
Reinsurance premium ceded	1,947	—	—	1,947
Amortization of deferred policy acquisition costs	2,018	1,482	—	3,500
Other non-interest expenses	2,055	2,765	—	4,820

Total non-interest expenses	7,342	5,975	—	13,317

Net earnings before Federal income tax provision	2,997	3,873	1,004	7,874
Federal income tax provision	1,134	2,060	351	3,545

Net earnings	$1,863	$1,813	$653	$4,329

Balance Sheet Information:
Total assets	$452,156	$828,087	$21,397	$1,301,640
Deferred policy acquisition costs	13,847	17,068	—	30,915
Policyholder liabilities and accruals	107,660	127,465	—	235,125
Other policyholder funds	686	439	—	1,125

(a)	Management considers investment income net of interest credited to policyholders’ account balances in evaluating results.

The table below summarizes the Company’s net revenues by product for 2003, 2002 and 2001:

	2003	2002	2001
Life Insurance
Variable life	$8,041	$8,919	$9,989
Interest-sensitive whole life	49	183	350

Total Life Insurance	8,090	9,102	10,339

Annuities
Variable annuities	9,587	9,782	9,853
Interest-sensitive annuities	1,526	(801)	(5)

Total Annuities	11,113	8,981	9,848

Other	837	695	1,004

Total	$20,040	$18,778	$21,191

******

SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML Life Insurance Company of New York (Registrant)

Date: March 23, 2004	By:	/s/ Joseph E. Justice Joseph E. Justice Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry G. Skolnick Barry G. Skolnick	Director, Senior Vice President, and General Counsel*	March 24, 2004

/s/ Joseph E. Justice Joseph E. Justice	Director, Senior Vice President, Chief Financial Officer, and Treasurer	March 23, 2004

* H. McIntyre Gardner	Director and Chairman of the Board	March 24, 2004

* Nikos K. Kardassis	Director, President, and Chief Executive Officer	March 24, 2004

* Deborah J. Adler	Director, Senior Vice President and Chief Actuary	March 24, 2004

* Frederick J. C. Butler	Director	March 24, 2004

* Richard M. Drew	Director	March 24, 2004

* Christopher J. Grady	Director and Senior Vice President	March 24, 2004

* Robert L. Israeloff	Director	March 24, 2004

* Robert A. King	Director	March 24, 2004

* Irving M. Pollack	Director	March 24, 2004

* Concetta M. Ruggiero	Director and Senior Vice President	March 24, 2004

* Lori M. Salvo	Director, Vice President, Senior Counsel, Director of Compliance, and Secretary	March 24, 2004

* Cynthia Kahn Sherman	Director	March 24, 2004

/s/ Connie F. Yost Connie F. Yost	Vice President and Controller	March 23, 2004

*Signing in his own capacity and as Attorney-in-Fact.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy material has been or will be sent to Registrant’s security holder

     EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York	Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.

3.2	By-Laws of ML Life Insurance Company of New York	Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.

4.1	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
4.2	Modified Guaranteed Annuity Contract Application	Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
4.3	Qualified Retirement Plan Endorsement	Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
4.4	IRA Endorsement	Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.5	Company Name Change Endorsement	Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
4.6	IRA Endorsement, MLNY009	Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94	Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.
4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94	Incorporated by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.
10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc.	Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation	Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(c) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.
10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(k) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.
23.1	Written Consent of Deloitte & Touche LLP, independent auditors	Exhibit 23.1

24.1	Power of attorney of Frederick J. C.Butler	Incorporated by reference to Exhibit 24(a) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.2	Power of attorney of Robert L. Israeloff	Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.

24.3	Power of attorney of Cynthia L. Kahn	Incorporated by reference to Exhibit 24(i) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.4	Power of attorney of Robert A. King	Incorporated by reference to Exhibit 24(j) to Post-Effective Amendment No. 1 the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.5	Power of attorney of Irving M. Pollack	Incorporated by reference to Exhibit 24(k) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.6	Power of attorney of Barry G. Skolnick	Incorporated by reference to Exhibit 24(l) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.7	Power of attorney of Richard M. Drew	Incorporated by reference to Exhibit 24.14 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 30, 2000.
24.8	Power of attorney of Christopher J. Grady	Incorporated by reference to Exhibit 24.12 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed April 2, 2001.
24.9	Power of attorney of H. McIntyre Gardner	Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.
24.10	Power of attorney of Joseph Justice	Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.
24.11	Power of attorney of Nikos K. Kardassis	Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.
24.12	Power of attorney of Lori M. Salvo	Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.
24.13	Power of attorney of Deborah J. Adler	Exhibit 24.13
24.14	Power of attorney of Concetta M. Ruggiero	Exhibit 24.14
31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.1
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.2
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2