Form 10-Q
period 2004-06-30
ML LIFE INSURANCE CO OF NEW YORK
filed 2004-08-13
CIK 862923

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I  Financial Information
Item 1. Financial Statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in thousands) (Unaudited)

                                                                     June 30,   December 31,
                                                                       2004       2003 (1)
                                                                     --------   ------------
ASSETS

INVESTMENTS:
         Fixed maturity securities, at estimated fair value
              (amortized cost:  2004 - $159,366; 2003 - $177,770)   $  160,413   $  182,182
         Policy loans on insurance contracts                            76,913       80,992
                                                                    ----------   ----------
                  Total Investments                                    237,326      263,174

CASH AND CASH EQUIVALENTS                                               28,142       12,338
ACCRUED INVESTMENT INCOME                                                4,102        4,332
DEFERRED POLICY ACQUISITION COSTS                                       24,745       25,035
RECEIVABLES FROM SECURITIES SOLD                                           968            -
OTHER ASSETS                                                             4,016        3,648
SEPARATE ACCOUNTS ASSETS                                               954,560      943,233
                                                                    ----------   ----------
TOTAL ASSETS                                                        $1,253,859   $1,251,760
                                                                    ==========   ==========

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.                      (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS (Continued)
(Dollars in thousands, except common stock par value and shares) (Unaudited)

                                                                 June 30,         December 31,
                                                                   2004            2003 (1)
                                                                -----------       -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
       Policyholders' account balances                          $   209,587       $   216,197
       Claims and claims settlement expenses                          4,277             4,071
                                                                -----------       -----------
                  Total policyholder liabilities and accruals       213,864           220,268

      OTHER POLICYHOLDER FUNDS                                          522             2,114
      FEDERAL INCOME TAXES - DEFERRED                                 2,457             4,698
      FEDERAL INCOME TAXES - CURRENT                                    695               965
      AFFILIATED PAYABLES - NET                                       3,503             2,837
      OTHER LIABILITIES                                                 962                28
      SEPARATE ACCOUNTS LIABILITIES                                 954,560           943,233
                                                                -----------       -----------
                  Total Liabilities                               1,176,563         1,174,143
                                                                -----------       -----------
STOCKHOLDER'S EQUITY:
    Common stock, $10 par value - 220,000 shares
       authorized, issued and outstanding                             2,200             2,200
    Additional paid-in capital                                       52,310            52,310
    Retained earnings                                                23,121            21,756
    Accumulated other comprehensive income (loss)                      (335)            1,351
                                                                -----------       -----------
                  Total Stockholder's Equity                         77,296            77,617
                                                                -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                      $ 1,253,859       $ 1,251,760
                                                                ===========       ===========

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                           Three Months Ended
                                                                                June 30,
                                                                          --------------------
                                                                           2004        2003(1)
                                                                          -------      -------
REVENUES:
         Policy charge revenue                                            $ 4,546      $ 4,039
         Net investment income                                              2,724        3,334
         Net realized investment gains                                        243        1,438
                                                                          -------      -------
                           Total Revenues                                   7,513        8,811
                                                                          -------      -------
BENEFITS AND EXPENSES:
         Interest credited to policyholders' account balances               2,238        2,461
         Policy benefits (net of reinsurance recoveries:  2004 - $93;
           2003 - $164)                                                       559        1,163
         Reinsurance premium ceded                                            481          390
         Amortization of deferred policy acquisition costs                  1,020        1,623
         Insurance expenses and taxes                                         659        1,028
                                                                          -------      -------
                           Total Benefits and Expenses                      4,957        6,665
                                                                          -------      -------
                           Earnings Before Federal Income Tax Provision     2,556        2,146
                                                                          -------      -------
FEDERAL INCOME TAX PROVISION (BENEFIT):
         Current                                                              696        2,304
         Deferred                                                              55       (1,553)
                                                                          -------      -------
                           Total Federal Income Tax Provision                 751          751
                                                                          -------      -------
NET EARNINGS                                                              $ 1,805      $ 1,395
                                                                          =======      =======

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                                      Six Months Ended
                                                                                         June 30,
                                                                                  -----------------------
                                                                                    2004         2003(1)
                                                                                  --------       --------
REVENUES:
         Policy charge revenue                                                    $  9,202       $  7,875
         Net investment income                                                       5,662          6,835
         Net realized investment gains                                                 245          1,682
                                                                                  --------       --------
                           Total Revenues                                           15,109         16,392
                                                                                  --------       --------
BENEFITS AND EXPENSES:
         Interest credited to policyholders' account balances                        4,611          4,989
         Policy benefits (net of reinsurance recoveries:  2004 - $385;
           2003 - $225)                                                              1,037          2,342
         Reinsurance premium ceded                                                     901            813
         Amortization of deferred policy acquisition costs                           2,211          2,578
         Insurance expenses and taxes                                                1,344          1,755
                                                                                  --------       --------
                           Total Benefits and Expenses                              10,104         12,477
                                                                                  --------       --------
                           Earnings Before Federal Income Tax Provision              5,005          3,915
                                                                                  --------       --------
FEDERAL INCOME TAX PROVISION (BENEFIT):
         Current                                                                     1,846          2,838
         Deferred                                                                     (238)        (1,468)
                                                                                  --------       --------
                           Total Federal Income Tax Provision                        1,608          1,370
                                                                                  --------       --------
EARNINGS BEFORE CHANGE IN ACCOUNTING PRINCIPLE                                       3,397          2,545
                                                                                  --------       --------
                           Change in Accounting Principle, Net of Tax               (2,032)             -
                                                                                  --------       --------
NET EARNINGS                                                                      $  1,365       $  2,545
                                                                                  ========       ========

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                         Three Months Ended
                                                                              June 30,
                                                                        ---------------------
                                                                         2004         2003(1)
                                                                        -------       -------
NET EARNINGS                                                            $ 1,805       $ 1,395
                                                                        -------       -------
OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains (losses) on available-for-sale securities:
      Net unrealized holding gains (losses) arising during the period    (5,053)        2,880
      Reclassification adjustment for gains included in net earnings       (243)       (1,175)
                                                                        -------       -------
      Net unrealized gains (losses) on investment securities             (5,296)        1,705

      Adjustments for:
         Policyholder liabilities                                         1,691          (670)
         Deferred federal income taxes                                      465          (362)
                                                                        -------       -------
   Total other comprehensive income (loss), net of taxes                 (3,140)          673
                                                                        -------       -------
COMPREHENSIVE INCOME (LOSS)                                             $(1,335)      $ 2,068
                                                                        =======       =======

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                          Six Months Ended
                                                                               June 30,
                                                                        ---------------------
                                                                         2004         2003(1)
                                                                        -------       -------
NET EARNINGS                                                            $ 1,365       $ 2,545
                                                                        -------       -------
OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains (losses) on available-for-sale securities:
      Net unrealized holding gains (losses) arising during the period    (3,120)        3,737
      Reclassification adjustment for gains included in net earnings       (245)       (1,419)
                                                                        -------       -------
      Net unrealized gains (losses) on investment securities             (3,365)        2,318

      Adjustments for:
              Policyholder liabilities                                      770           414
              Deferred federal income taxes                                 909          (956)
                                                                        -------       -------
   Total other comprehensive income (loss), net of taxes                 (1,686)        1,776
                                                                        -------       -------
COMPREHENSIVE INCOME (LOSS)                                             $  (321)      $ 4,321
                                                                        =======       =======

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)

                                                                                 Accumulated
                                                       Additional                  other            Total
                                               Common   paid-in     Retained     comprehensive  stockholder's
                                               stock    capital    earnings(1)   income (loss)    equity (1)
                                               -----    -------    -----------   -------------    ----------
BALANCE JANUARY 1, 2003                       $ 2,200  $  52,310   $   17,627     $      189      $   72,326

  Net earnings                                                          4,129                          4,129

  Other comprehensive income, net of tax                                               1,162           1,162
                                              -------  ---------   ----------     ----------      ----------
BALANCE, DECEMBER 31, 2003                      2,200     52,310       21,756          1,351          77,617

  Net earnings                                                          1,365                          1,365

  Other comprehensive loss, net of tax                                                (1,686)         (1,686)
                                              -------  ---------   ----------     ----------      ----------
BALANCE, JUNE 30, 2004                        $ 2,200  $  52,310   $   23,121     $     (335)     $   77,296
                                              =======  =========   ==========     ==========      ==========

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                        -----------------------
                                                                                          2004         2003(1)
                                                                                        --------       --------
Cash Flows From Operating Activities:
  Net earnings                                                                          $  1,365       $  2,545
  Noncash items included in earnings:
    Change in accounting principle, net of tax                                             2,032              -
    Amortization of deferred policy acquisition costs                                      2,211          2,578
    Capitalization of policy acquisition costs                                            (1,927)          (627)
    Amortization of investments                                                              313            360
    Interest credited to policyholders' account balances                                   4,611          4,989
    Change in variable contract reserves                                                    (284)             -
    Benefit for deferred Federal income tax                                                 (238)        (1,468)
  (Increase) decrease in operating assets:
    Accrued investment income                                                                230            134
    Federal income taxes - current                                                             -          1,628
    Other                                                                                   (368)          (182)
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                                                    350          1,238
    Other policyholder funds                                                              (1,592)           247
    Federal income taxes - current                                                          (270)         2,179
    Affiliated payables - net                                                                666          1,661
    Other                                                                                    934           (404)
  Other operating activities:
    Net realized investment gains                                                           (245)        (1,682)
                                                                                        --------       --------
             Net cash and cash equivalents provided by operating activities                7,788         13,196
                                                                                        --------       --------
Cash Flows From Investing Activities:
  Proceeds from (payments for):
    Sales of available-for-sale securities                                                 2,731         22,124
    Maturities of available-for-sale securities                                           23,435         31,889
    Purchases of available-for-sale securities                                            (8,798)       (70,507)
    Policy loans on insurance contracts                                                    4,079          4,456
                                                                                        --------       --------
             Net cash and cash equivalents provided by (used in) investing activities   $ 21,447       $(12,038)
                                                                                        ========       ========

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.                      (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands) (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                             -----------------------
                                                                              2004          2003(1)
                                                                             --------       --------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Policyholder deposits (excludes internal policy replacement deposits)   $ 40,342       $ 16,316
     Policyholder withdrawals (including transfers from separate accounts)    (53,773)       (30,781)
                                                                             --------       --------
         Net cash and cash equivalents used in financing activities           (13,431)       (14,465)
                                                                             --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           15,804        (13,307)

CASH AND CASH EQUIVALENTS:
         Beginning of year                                                     12,338         23,092
                                                                             --------       --------
         End of period                                                       $ 28,142       $  9,785
                                                                             ========       ========
Supplementary Disclosure of Cash Flow Information:
         Cash paid to (received from) affiliates for:
                  Federal income taxes                                       $  2,116       $   (969)
                  Intercompany interest                                             6             (2)

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)

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

The interim Financial Statements for the three and six month periods are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the financial statements have been included. These unaudited Financial Statements should be read in conjunction with the audited financial statements included in the 2003 Annual Report on Form 10-K. The December 31, 2003 unaudited Balance Sheet was derived from the audited 2003 financial statements and was adjusted for the amounts included in Note 3. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. In presenting the Financial Statements, management makes estimates that affect the reported amounts and disclosures in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Financial Statements, and it is possible that such changes could occur in the near term.

Certain reclassifications and format changes have been made to prior period financial statements, where appropriate, to conform to the current period presentation.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

On January 1, 2004, the Company adopted the provisions of Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 requires the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that is different from the methodology that the Company previously employed. As a result, the Company recorded a $3,120 increase in policyholder liabilities and a $6 decrease in deferred policy acquisition costs resulting in a charge to earnings of $2,032, net of a federal income tax benefit of $1,094, which was reported as a cumulative effect of a change in accounting principle. For the three and six months ended June 30, 2004, changes in policyholder liabilities related to SOP 03-1 did not have a material impact on the Company's Statements of Earnings.

In addition, SOP 03-1 requires new disclosures regarding the Company's Separate Accounts and insurance contracts containing guarantee provisions. See Note 5 to the Financial Statements for these disclosures.

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management's intent and ability to hold the securities with unrealized losses. The Company is required to adopt the impairment evaluation and recognition guidance in EITF 03-1 in the third quarter 2004 and is currently assessing the impact on the financial statements.

NOTE 3. OTHER EVENTS

On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No.148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock Based Compensation. Effective for the first quarter 2004, Merrill Lynch & Co. adopted the fair value method of accounting for stock-based compensation under SFAS 123, using the retroactive restatement method described in SFAS 148. Under the fair value recognition provisions of

SFAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The adoption of the fair value method of accounting by Merrill Lynch & Co. resulted in additional allocated compensation expense to the Company. The Company's December 31, 2003 Balance Sheet has been restated to reflect such expenses. Accordingly, the December 31, 2003 Balance Sheet reflects a $127 decrease in current federal income taxes payable, a $377 increase in net affiliated payables, and a $250 decrease in retained earnings. For the three and six months ended June 30, 2004 and 2003, the allocation of additional compensation expense did not have a material impact on the Company's Statements of Earnings.

NOTE 4. INVESTMENTS

The Company's investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included in stockholder's equity as a component of accumulated other comprehensive income (loss), net of tax. If management determines that a decline in the value of a security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss.

The Company has recorded certain adjustments to policyholders' account balances in conjunction with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts those liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive income (loss), net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive income (loss) were as follows:

                                                   June 30,  December 31,
                                                     2004       2003
                                                    -------    -------
Assets:
    Fixed maturity securities                       $ 1,047    $ 4,412
                                                    -------    -------
Liabilities:
    Policyholders' account balances                   1,564      2,334
    Federal income taxes - deferred                    (182)       727
                                                    -------    -------
                                                      1,382      3,061
                                                    -------    -------
Stockholder's equity:
    Accumulated other comprehensive income (loss)   $  (335)   $ 1,351
                                                    =======    =======

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

At June 30, 2004, the Company had the following variable annuity contracts containing guarantees:

                                                                   GMDB         GMIB
                                                                   ----         ----
Net amount at risk                                               $83,281(1)    $  -(2)
Average attained age of contract owners                               67         58
Weighted average period remaining until expected annuitization       n/a         10 yrs

(1) Net amount at risk for GMDB is defined as the current GMDB in excess of the policyholders' current account balance at the balance sheet date.

(2) Net amount at risk for GMIB is defined as the present value of the minimum guaranteed annuity payments available to the policyholder determined in accordance with the terms of the contract in excess of the policyholders' current account balance at the balance sheet date.

The Company has recorded liabilities for contracts containing guarantees as a component of policyholder liabilities in the June 30, 2004 Balance Sheet. Prior to the adoption of SOP 03-1, the Company's liability was $144 and was included as a component of claims and claims settlement expenses in the December 31, 2003 Balance Sheet. Changes in these guarantee liabilities are included as a component of policy benefits in the Statements of Earnings. The variable annuity liability for each type of guarantee at June 30, 2004 was as follows:

                               GMDB       GMIB
                               ----       ----
Balance at January 1, 2004    $ 3,087    $     -
Incurred guarantee benefits       640         11
Paid guarantee benefits          (931)         -
                              -------    -------
Balance at June 30, 2004      $ 2,796    $    11
                              =======    =======

The GMDB liability is determined by projecting future expected guaranteed benefits under multiple scenarios for returns on Separate Accounts assets. The Company uses estimates for mortality and surrender assumptions that are deemed appropriate for each contract type. These estimates are consistent with the estimates used in the calculation of deferred policy acquisition costs.

At June 30, 2004, policyholders' account balances by mutual fund class for contracts containing each type of guarantee were distributed as follows:

                     Money
                     Market       Bond      Equity    Balanced    Total
                    --------    -------    -------    --------  --------
GMDB only           $ 31,039    137,784    406,443     47,980   $623,246

GMDB and GMIB (3)   $  5,055     10,589     35,950      6,743   $ 58,337
                    --------    -------    -------     ------   --------
Total               $ 36,094    148,373    442,393     54,723   $681,583
                    ========    =======    =======     ======   ========

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

The Company has recorded liabilities for contracts containing guarantees as a component of policyholder liabilities in the Balance Sheets. Changes in the guarantee liability are included as a component of policy benefits in the Statements of Earnings. The variable life GMDB liability at June 30, 2004 was $184. The variable life GMDB liability is set as a percentage of all mortality, expense, and insurance charges deducted from contracts that include a GMDB provision. The percentage is established based on the Company's estimate of the likelihood of future GMDB claims.

At June 30, 2004, policyholders' account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

        Money
        Market       Bond      Equity   Balanced       Other   Total
        ------       ----      ------   --------       -----   -----
GMDB   $ 39,448     39,944     87,052    105,622        600   $272,666

NOTE 6. FEDERAL INCOME TAXES

The following is a reconciliation of the provision for income taxes based on earnings before Federal income taxes, computed using the Federal statutory tax rate, versus the reported provision for income taxes for the three and six month periods ended June 30:

                                                                 Three Months Ended    Six Months Ended
                                                                      June 30,             June 30,
                                                                 ------------------   ------------------
                                                                  2004       2003      2004       2003
                                                                 -------    -------   -------    -------
 Provision for income taxes computed at Federal statutory rate   $   895    $   751   $ 1,752    $ 1,370
 Increase (decrease) in income taxes resulting from:
    Dividend received deduction                                     (241)         -      (241)         -
    Foreign tax credit                                                97          -        97          -
                                                                 -------    -------   -------    -------
Federal income tax provision                                     $   751    $   751   $ 1,608    $ 1,370
                                                                 =======    =======   =======    =======

The Federal statutory rate for each of the three and six month periods ended June 30 was 35%.

NOTE 7. STOCKHOLDER'S EQUITY AND STATUTORY ACCOUNTING PRACTICES

The Company's statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the New York Insurance Department. The State of New York has adopted the National Association of Insurance Commissioner's statutory accounting practices, as a component of prescribed or permitted accounting practices by the State of New York.

Statutory capital and surplus at June 30, 2004 and December 31, 2003 were $31,693 and $28,371, respectively. For the six month periods ended June 30, 2004 and 2003, statutory net income was $3,545 and $4,794, respectively.

NOTE 8. SEGMENT INFORMATION

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

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings for the three and six month periods ended June 30. The prior period amounts have been restated as discussed in Note 3 to the financial statements.

                                                           Three Months Ended      Six Months Ended
                                                                 June 30,              June 30,
                                                           -------------------   --------------------
                                                             2004       2003       2004        2003
                                                           --------   --------   --------    --------
Net Revenues (1):
    Annuities                                              $  3,060   $  4,099   $  5,920    $  6,966
    Life Insurance                                            1,983      2,058      4,042       4,116
    Other                                                       232        193        536         321
                                                           --------   --------   --------    --------
      Total Net Revenues                                   $  5,275   $  6,350   $ 10,498    $ 11,403
                                                           ========   ========   ========    ========
Net Earnings Before Change in Accounting Principle:
    Annuities                                              $    664   $  1,086   $  1,534    $  1,718
    Life Insurance                                              990        184      1,515         618
    Other                                                       151        125        348         209
                                                           --------   --------   --------    --------
      Net Earnings Before Change in Accounting Principle      1,805      1,395      3,397       2,545
Change in Accounting Principle, Net of Tax:
    Annuities                                                     -          -     (1,917)          -
    Life Insurance                                                -          -       (115)          -
                                                           --------   --------   --------    --------
      Change in Accounting Principle, Net of Tax                  -          -     (2,032)          -
                                                           --------   --------   --------    --------
      Total Net Earnings                                   $  1,805   $  1,395   $  1,365    $  2,545
                                                           ========   ========   ========    ========

(1) Net revenues include total revenues net of interest credited to policyholders' account balances.

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

DISCONTINUANCE OF VARIABLE LIFE INSURANCE

During the first quarter 2003, the Company discontinued manufacturing its single premium variable life insurance product. As a result, the Company currently does not manufacture, market, or issue life insurance products. The Company continues to support all life insurance contracts inforce.

TAX LEGISLATION

During May 2003, Congress passed the Jobs and Growth Tax Relief Reconciliation Act of 2003 (the "Act"). A key provision in the Act is reduced federal income tax rates on dividends and capital gains paid to investors on stocks and mutual funds held individually. Pending future Congressional action, these federal income tax rate reductions are set to expire after 2008. These enacted tax rate reductions may impact the relative attractiveness of annuities as compared to stocks and mutual funds.

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

Equity Market Performance

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company's financial condition will be impacted by fluctuations in investment performance of separate accounts assets. Fluctuations in the U.S. equity market also directly impact the Company's exposure to guaranteed minimum death benefit ("GMDB") provisions contained in the variable contracts it manufactures. Negative investment performance generally results in greater exposure to GMDB provisions, to the extent there is an increase in the number of variable contracts (and amount per contract) in which the GMDB exceeds the variable account balance. Prolonged periods of negative investment performance may result in greater GMDB expense. Effective January 1, 2004, GMDB expense represents the amount of

GMDB expense paid in excess of the variable account balance plus the change in GMDB liabilities. GMDB expense is recorded as a component of policy benefits. Prior to the adoption of Statement of Position ("SOP") 03-1 GMDB expense represented the amount of GMDB expense paid in excess of the variable account balance and was also recorded as a component of policy benefits.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). The following table provides the increase for each equity market index at June 30, 2004 as compared to June 30, 2003.

          June 30, 2004
               vs.
          June 30, 2003
          -------------
Dow           16.1 %
NASDAQ        26.2 %
S&P           17.1 %

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. During the first six months of 2004, positive investment performance contributed to an increase in asset-based policy charge revenue of $1.1 million and a decrease in GMDB expense of $0.6 million as compared to the same period in 2003.

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

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the three and six month periods ended June 30, 2004, medium term interest rates increased approximately 99 basis points and 71 basis points, respectively, to yield, on average, 3.31% during the current six month period. During the three and six month periods ended June 30, 2003, medium term interest rates decreased approximately 63 basis points and 73 basis points, respectively, to yield, on average, 1.80%.

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

The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities. During the three and six month periods ended June 30, 2004, credit spreads widened approximately 7 basis points and 3 basis points, respectively, and ended the current six month period at 88 basis points. During the three and six month periods ended June 30, 2003, credit spreads contracted approximately 41 basis points and 89 basis points, respectively, and ended the period at 109 basis points.

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations for the three and six month periods ended June 30 were as follows:

                                                           Three Months Ended     Six Months Ended
                                                                 June 30,             June 30,
                                                           ------------------    ------------------
                                                            2004        2003       2004       2003
                                                           -------    -------    -------    -------
Increase (decrease) in medium term interest rates (basis        99        -63         71        -73
  points)
Widening (contracting) of credit spreads  (basis points)         7        -41          3        -89

Increase (decrease) on market valuations: (in millions)
   Available-for-sale investment securities                $  (5.3)   $   1.7    $  (3.4)   $   2.3
   Interest-sensitive policyholder liabilities                 1.7       (0.7)       0.8        0.4
                                                           -------    -------    -------    -------
Net increase (decrease) on market valuations               $  (3.6)   $   1.0    $  (2.6)   $   2.7
                                                           =======    =======    =======    =======

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

The Company's critical accounting policies and estimates are discussed below:

Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At June 30, 2004, variable annuities and variable life insurance account for $15.4 million (or 62%) and $9.3 million (or 38%), respectively, of the Company's DAC asset.

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

Other-Than-Temporary Impairment Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, as well as information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services). The factors that give rise to potential impairments include, but are not limited to, i) certain credit-related events such as default of principal or interest payments, ii) bankruptcy of issuer, and
iii) certain security restructurings. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. OTT impairment losses result in a permanent reduction of the cost basis of the underlying investment. There were no OTT impairments on investments in fixed maturity securities for the three and six month periods ended June 30, 2004 and 2003, respectively.

RECENT DEVELOPMENTS

New Accounting Pronouncements

On January 1, 2004, the Company adopted the provisions of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 requires the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that is different from the methodology that the Company previously employed. As a result, the Company recorded a $3.1 million increase in policyholder liabilities resulting in a charge to earnings of $2.0 million, net of a federal income tax benefit of $1.1 million, which was reported as a cumulative effect of a change in accounting principle. For the three and six months ended June 30, 2004, changes in policyholder liabilities did not have a material impact on the Company's Statements of Earnings.

NEW BUSINESS

The Company has strategically placed its marketing emphasis on the sale of variable annuity products. These products are designed to address the retirement planning needs of Merrill Lynch & Co.'s clients. The Company issues three types of variable annuity products. These products are differentiated by the availability of guaranteed living benefits and the degree of liquidity afforded to the contract owner. The B-Share variable annuities offer a guaranteed minimum income ("GMIB") provision and contain a seven year surrender charge period, L-Share variable annuities do not offer a GMIB provision and contain a three year surrender charge period, and C-Share variable annuities do not offer a GMIB provision and have no surrender charge period. Each variable annuity product provides tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. In addition, the Company issues a modified guaranteed annuity product. The modified guaranteed annuity product also provides tax-deferred retirement savings through a guaranteed fixed interest rate for a period selected by the contract owner, but imposes a market value adjustment for withdrawals prior to the expiration of the guarantee period.

Annuity and life insurance premiums increased $13.5 million (or 208%) to $20.0 million and $24.8 million (or 140%) to $42.5 million during the current three and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003. Annuity and life insurance premiums by type of product were as follows:

                                               ($ In Millions)                      % Change
                                       -----------------------------     --------------------------------
                                       Second Quarter     Six Months     Second Quarter      Six Months
                                           2004              2004        2004 vs. 2003      2004 vs. 2003
                                       --------------     ----------     --------------     -------------
Variable Annuities:
   B-Share                                $  17.0           $  36.9            673%              559%
   C-Share                                    2.0               3.1             -5               -55
   L-Share                                    0.9               2.3            -50               -48
                                          -------             -----           ----              ----
                                             19.9              42.3            226               150
                                          -------             -----           ----              ----
Variable Life Insurance                       0.1               0.2              -               -50
Modified Guaranteed Annuities                   -                 -           -100              -100
Other                                           -                 -           -100              -100
                                          -------             -----           ----              ----
Total Direct Premiums                     $  20.0           $  42.5            208%              140%
                                          =======             =====           ====              ====

During the current three and six month periods, variable annuity premiums increased $13.8 million (or 226%) to $19.9 million and $25.4 million (or 150%) to $42.3 million, respectively, as compared to the same periods in 2003. Management attributes the increase in variable annuity premiums primarily to the introduction of a new B-Share variable annuity product during the third quarter of 2003. Sales of the new B-Share variable annuity product were $9.6 million and $23.7 million during the current three and six month periods, respectively. The new B-Share variable annuity product is designed for the tax qualified IRA market and includes a GMIB provision. Also, during the second quarter 2003, the Company added a GMIB provision to its existing B-Share variable annuity. GMIB provisions have increased in popularity due to consumers' increasing demand for guaranteed living benefits. Management believes that the volatility in the equity markets over the past three years has been the catalyst for this demand. During the current three month period, C-Share and L-Share variable annuity premiums decreased $0.1 million (or 5%) and $0.9 million (or 50%), respectively, as compared to the same period in 2003. During the current six month period, C-Share and L-Share variable annuity premiums decreased $3.8 million (or 55%) and $2.1 million (or 48%), respectively, as compared to the same period in 2003. As mentioned above, C-Share and L-Share variable annuity products do not contain GMIB provisions.

During the current six month period, variable life insurance premiums decreased $0.2 million (or 50%) to $0.2 million as compared to the same period in 2003. The decrease in variable life insurance premiums is primarily due to the discontinuation of manufacturing variable life insurance products during the first quarter 2003. Variable life insurance premiums displayed above generally represent renewal premiums on existing life insurance contracts. During the current three month period, variable life insurance premiums were relatively unchanged as compared to the same period in 2003.

SURRENDERS

Policy and contract surrenders increased $8.5 million (or 47%) to $26.7 million and $14.7 million (or 39%) to $52.0 million during the current three and six month periods ended June 30 2004, respectively, as compared to the same periods in 2003. During the current three and six month periods, variable annuity surrenders increased $6.1 million (or 57%) to $16.8 million and $10.8 million (or 52%) to $31.4 million, respectively, as compared to the same periods in 2003. Management attributes the increases in variable annuity surrenders to the increasing consumer demand for variable annuity products containing guaranteed living benefit provisions. As contracts reach the end of their surrender charge period, contract owners are more willing to surrender variable annuities without guaranteed living benefit provisions in favor of variable annuities with guaranteed living benefit provisions. In addition, during the current three and six month periods, variable life surrenders increased $3.0 million (or 62%) to $7.9 million and $4.7 million (or 40%) to $16.4 million, respectively, as compared to the same periods in 2003. The increases in variable life surrenders primarily represent movement by contract owners to other insurance products issued by insurance companies unaffiliated with the Company. As previously noted, the Company no longer manufactures variable life insurance products.

FINANCIAL CONDITION

At June 30, 2004, the Company's assets were $1,253.9 million or $2.1 million higher than the $1,251.8 million in assets at December 31, 2003. Assets excluding separate accounts assets decreased $9.2 million (or 3%) primarily due to a reduction in the number of fixed rate contracts inforce and a decrease in market values on investment securities as a result of the rising interest rate environment during the first six months of 2004. Separate accounts assets, which represent 76% of total assets, increased $11.3 million (or 1%) to $954.6 million. Changes in separate accounts assets for the first two quarters of 2004 were as follows:

                                                        1Q04          2Q04          Total
                                                        ----          ----          -----
                                                                  (In Millions)
Investment performance - variable products            $    26.1      $   2.4       $   28.5
Net cash outflow - variable products                       (6.5)       (10.7)         (17.2)
                                                      ---------      -------       --------
Net increase (decrease)                               $    19.6      $  (8.3)      $   11.3
                                                      =========      =======       ========

At June 30, 2004 and December 31, 2003, approximately $1.3 million (or 1%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BB+ or lower (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current non-investment grade holdings are the result of ratings downgrades on the Company's portfolio as the Company does not purchase non-investment grade securities. Also, at June 30, 2004, approximately $1.8 million (or 1%) of the Company's fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's, compared to $3.5 million (or 2%) of the Company's fixed maturity securities at December 31, 2003. The Company closely monitors such investments.

During the first six months of 2004, the Company experienced contract owner withdrawals that exceeded deposits by $22.3 million. The components of contract owner transactions for all products were as follows:

                                               June 30,
                                                 2004
                                             -------------
                                             (In Millions)
Premiums collected                             $   42.5
Internal tax-free exchanges                        (2.2)
     Net contract owner deposits                   40.3
                                               --------
Contract owner withdrawals                         53.8
Net transfers from separate accounts                8.8
                                               --------
     Net contract owner withdrawals                62.6
                                               --------
Net contract owner activity                    $  (22.3)
                                               ========

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 2004, the Company's assets included $184.6 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

During June 2004, the Company and Merrill Lynch & Co. executed a "keepwell" agreement. The agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory capital requirements.

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2004 and 2003, the Company recorded net earnings of $1.8 million and $1.4 million, respectively. For the six month periods ended June 30, 2004 and 2003, the Company reported net earnings of $1.4 million and $2.5 million, respectively.

Policy charge revenue increased $0.5 million (or 13%) and $1.3 million (or 17%) during the current three and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003. The increases in policy charge revenue are attributable to the increase in average variable account balances. Average variable account balances increased $108.3 million (or 13%) and $136.0 million (or 17%) during the current three and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003. During the same comparative periods, asset-based policy charge revenue increased $0.4 million (or 18%) and $1.1 million (or 22%), respectively. Non-asset based policy charge revenue was relatively unchanged during the current three and six month periods as compared to the same period in 2003.

Net realized investment gains decreased $1.2 million and $1.4 million during the current three and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003. The decreases are primarily due to decreased invested asset sales during the current three and six month periods as compared to the same periods in 2003.

Net earnings derived from interest spread decreased $0.4 million (or 44%) and $0.8 million (or 43%) during the current three and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003. The decreases in interest spread are primarily due to the reduction in fixed rate contracts inforce, as well as, reductions in invested asset yields resulting from the increase in credit quality of the portfolio and a higher level of call activity.

Policy benefits decreased $0.6 million (or 52%) and $1.3 million (or 56%) during the current three and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003. The following table provides the changes in policy benefits by type for each respective period:

                                      Three Months         Six Months
           Policy benefits           2004 vs. 2003       2004 vs. 2003
           ---------------           -------------       -------------
                                              (In Millions)
Life insurance mortality expense         $ (0.5)             $ (0.7)(1)
Variable annuity mortality expense         (0.1)               (0.6)(2)
                                         ------              ------
                                         $ (0.6)             $ (1.3)
                                         ======              ======


(1) The decreases in life insurance mortality expense are due to decreases in net amount at risk per death claim.

(2) The decreases in variable annuity mortality expense are due to decreased death benefit expense incurred under GMDB provisions due to improving equity markets.

Reinsurance premium ceded increased $0.1 million (or 23%) and $0.1 million (or 11%) during the current three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003 primarily due to increases in variable annuity reinsurance premium ceded. This increase is attributable to the Company's effort to reinsure variable annuity products containing GMIB provisions. Reinsurance premium ceded related to the Company's life insurance products was relatively unchanged during the current three and six month periods as compared to the same periods in 2003.

Amortization of deferred policy acquisition costs decreased $0.6 million (or 37%) and $0.4 million (or 14%) during the current three and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003. The decreases in amortization of deferred policy acquisition costs are primarily due to reductions in interest-related realized gains on certain fixed annuity portfolios.

Insurance expenses and taxes decreased $0.4 million (or 36%) and $0.4 million (or 23%) during the current three and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003. The decreases in insurance expenses and taxes are primarily due to decreased New York State Insurance Department assessments during the current three and six month periods as compared to the same periods in 2003.

The Company's effective federal income tax rate was 29% and 32% during the current three and six month periods ended June 30, 2004, respectively, as compared to 35% during the equivalent periods in 2003. The changes in the effective federal income tax rate during the respective periods are primarily due to certain permanent adjustments recorded in the second quarter 2004.

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

ITEM 4.  Controls and Procedures

In 2002, the Company formed a Disclosure Committee to assist with the monitoring and evaluation of its disclosure controls and procedures. The Company's Chief Executive Officer, Chief Financial Officer, and Disclosure Committee have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

In addition, no change in the Company's internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


        (b) Reports on Form 8-K.


            The Registrant filed the following Current Report on Form 8-K with the Commission during the second quarter of 2004, under the caption "Item 5. Other Events":

            Current Report on Form 8-K dated May 18, 2004 for the purpose of reporting that in the first quarter of 2004, Merrill Lynch and Co. Inc. ("Merrill Lynch & Co.") adopted the fair value method of accounting for stock-based compensation options under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, using the retroactive restatement method permitted under SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. The adoption of the fair value method of accounting by Merrill Lynch & Co. resulted in additional allocated compensation expense to the Registrant. As a result, the Registrant's Financial Statements and Notes thereto filed as Item 15 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, and the Registrant's Management's Narrative Analysis of Results of Operations filed as Item 7 of the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 2003, were restated.

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


Date: August 13, 2004

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