Form 10-Q
period 2004-09-30
ML LIFE INSURANCE CO OF NEW YORK
filed 2004-11-12
CIK 862923

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

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
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

PART I. Financial Information
Item 1. Financial Statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in thousands) (Unaudited)

                                                                    September 30,     December 31,
                                                                        2004            2003(1)
                                                                    -------------     -----------
ASSETS

INVESTMENTS:
    Fixed maturity securities, at estimated fair value
         (amortized cost:  2004 - $172,596; 2003 - $177,770)         $  175,551       $  182,182
    Policy loans on insurance contracts                                  76,846           80,992
                                                                     ----------       ----------
             Total Investments                                          252,397          263,174

CASH AND CASH EQUIVALENTS                                                16,208           12,338

ACCRUED INVESTMENT INCOME                                                 4,350            4,332

DEFERRED POLICY ACQUISITION COSTS                                        27,427           25,035

OTHER ASSETS                                                              5,877            3,648

SEPARATE ACCOUNTS ASSETS                                                930,431          943,233
                                                                     ----------       ----------

TOTAL ASSETS                                                         $1,236,690       $1,251,760
                                                                     ==========       ==========


(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.                      (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS (Continued)
(Dollars in thousands, except common stock par value and shares) (Unaudited)

                                                                     September 30,     December 31,
                                                                         2004            2003(1)
                                                                     -------------     ------------
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
         Policyholders' account balances                              $  209,158        $  216,197
         Claims and claims settlement expenses                             4,535             4,071
                                                                      ----------        ----------

                  Total policyholder liabilities and accruals            213,693           220,268

      OTHER POLICYHOLDER FUNDS                                             2,546             2,114

      FEDERAL INCOME TAXES - DEFERRED                                      4,356             4,698

      FEDERAL INCOME TAXES - CURRENT                                          17               965

      AFFILIATED PAYABLES - NET                                            3,446             2,837

      OTHER LIABILITIES                                                      264                28

      SEPARATE ACCOUNTS LIABILITIES                                      930,431           943,233
                                                                      ----------        ----------

                  Total Liabilities                                    1,154,753         1,174,143
                                                                      ----------        ----------

STOCKHOLDER'S EQUITY:
      Common stock, $10 par value - 220,000 shares
         authorized, issued and outstanding                                2,200             2,200
      Additional paid-in capital                                          52,310            52,310
      Retained earnings                                                   26,591            21,756
      Accumulated other comprehensive income                                 836             1,351
                                                                      ----------        ----------

                  Total Stockholder's Equity                              81,937            77,617
                                                                      ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                            $1,236,690        $1,251,760
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

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                               ------------------------
                                                                                2004           2003(1)
                                                                               -------         --------
REVENUES:
         Policy charge revenue                                                 $ 4,579         $ 4,181
         Net investment income                                                   2,717           2,916
         Net realized investment losses                                              -          (1,138)
                                                                               -------         -------

                           Total Revenues                                        7,296           5,959
                                                                               -------         -------

BENEFITS AND EXPENSES:
         Interest credited to policyholders' account balances                    2,276           2,404
         Policy benefits (net of reinsurance recoveries:  2004 - $440;
           2003 - $74)                                                             979             507
         Reinsurance premium ceded                                                 494             366
         Amortization of deferred policy acquisition costs                      (2,015)            453
         Insurance expenses and taxes                                              807             959
                                                                               -------         -------

                           Total Benefits and Expenses                           2,541           4,689
                                                                               -------         -------

                           Earnings Before Federal Income Tax Provision          4,755           1,270
                                                                               -------         -------
FEDERAL INCOME TAX PROVISION (BENEFIT):
         Current                                                                    17             580
         Deferred                                                                1,268            (135)
                                                                               -------         -------

                           Total Federal Income Tax Provision                    1,285             445
                                                                               -------         -------

NET EARNINGS                                                                   $ 3,470         $   825
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

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                       -------------------------
                                                                                         2004           2003(1)
                                                                                       --------         --------
REVENUES:
         Policy charge revenue                                                         $ 13,781         $ 12,056
         Net investment income                                                            8,379            9,751
         Net realized investment gains                                                      245              544
                                                                                       --------         --------

                           Total Revenues                                                22,405           22,351
                                                                                       --------         --------

BENEFITS AND EXPENSES:
         Interest credited to policyholders' account balances                             6,887            7,393
         Policy benefits (net of reinsurance recoveries:  2004 - $825;
           2003 - $299)                                                                   2,016            2,849
         Reinsurance premium ceded                                                        1,395            1,179
         Amortization of deferred policy acquisition costs                                  196            3,031
         Insurance expenses and taxes                                                     2,151            2,714
                                                                                       --------         --------

                           Total Benefits and Expenses                                   12,645           17,166
                                                                                       --------         --------

                           Earnings Before Federal Income Tax Provision                   9,760            5,185
                                                                                       --------         --------

FEDERAL INCOME TAX PROVISION (BENEFIT):
         Current                                                                          1,863            3,418
         Deferred                                                                         1,030           (1,603)
                                                                                       --------         --------

                           Total Federal Income Tax Provision                             2,893            1,815
                                                                                       --------         --------

EARNINGS BEFORE CHANGE IN ACCOUNTING PRINCIPLE                                            6,867            3,370
                                                                                       --------         --------

                           Change in Accounting Principle, Net of Tax                    (2,032)               -
                                                                                       --------         --------

NET EARNINGS                                                                           $  4,835         $  3,370
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

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                             -----------------------
                                                                              2004           2003(1)
                                                                             -------         -------
NET EARNINGS                                                                 $ 3,470         $   825
                                                                             -------         -------

OTHER COMPREHENSIVE INCOME:

   Net unrealized gains (losses) on available-for-sale securities:
      Net unrealized holding gains (losses) arising during the period          1,908          (1,167)
      Reclassification adjustment for losses included in net earnings              -           1,187
                                                                             -------         -------

      Net unrealized gains on investment securities                            1,908              20

      Adjustments for:
         Policyholder liabilities                                               (106)            315
         Deferred federal income taxes                                          (631)           (117)
                                                                             -------         -------

   Total other comprehensive income, net of taxes                              1,171             218
                                                                             -------         -------

COMPREHENSIVE INCOME                                                         $ 4,641         $ 1,043
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

 ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                             ------------------------
                                                                              2004           2003(1)
                                                                             -------         --------
NET EARNINGS                                                                 $ 4,835         $ 3,370
                                                                             -------         -------

OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains (losses) on available-for-sale securities:
      Net unrealized holding gains (losses) arising during the period         (1,212)          2,570
      Reclassification adjustment for gains included in net earnings            (245)           (232)
                                                                             -------         -------

      Net unrealized gains (losses) on investment securities                  (1,457)          2,338

      Adjustments for:
              Policyholder liabilities                                           664             729
              Deferred federal income taxes                                      278          (1,073)
                                                                             -------         -------

   Total other comprehensive income (loss), net of taxes                        (515)          1,994
                                                                             -------         -------

COMPREHENSIVE INCOME                                                         $ 4,320         $ 5,364
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

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)

                                                                                                   Accumulated
                                                                Additional                            other          Total
                                                  Common         paid-in            Retained      comprehensive   stockholder's
                                                  stock          capital          earnings (1)       income         equity(1)
                                                ---------       ----------        ------------    -------------   -------------
BALANCE JANUARY 1, 2003                         $  2,200         $ 52,310           $ 17,627        $    189       $ 72,326

  Net earnings                                                                         4,129                          4,129

  Other comprehensive income, net of tax                                                               1,162          1,162
                                                --------         --------           --------        --------       --------

BALANCE, DECEMBER 31, 2003                         2,200           52,310             21,756           1,351         77,617

  Net earnings                                                                         4,835                          4,835

  Other comprehensive loss, net of tax                                                                  (515)          (515)
                                                --------         --------           --------        --------       --------

BALANCE, SEPTEMBER 30, 2004                     $  2,200         $ 52,310           $ 26,591        $    836       $ 81,937
                                                ========         ========           ========        ========       ========

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                   --------------------------
                                                                                     2004           2003(1)
                                                                                   ---------        --------
Cash Flows From Operating Activities:
  Net earnings                                                                     $  4,835         $  3,370
  Noncash items included in earnings:
    Change in accounting principle, net of tax                                        2,032                -
    Amortization of deferred policy acquisition costs                                   196            3,031
    Capitalization of policy acquisition costs                                       (2,594)          (1,376)
    Amortization of investments                                                         458              532
    Interest credited to policyholders' account balances                              6,887            7,393
    Change in variable contract reserves                                               (372)               -
    Provision (benefit) for deferred Federal income tax                               1,030           (1,603)
  (Increase) decrease in operating assets:
    Accrued investment income                                                           (18)             143
    Federal income taxes - current                                                        -            1,628
    Other                                                                            (2,229)            (275)
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                                               608            1,821
    Other policyholder funds                                                            432              217
    Federal income taxes - current                                                     (948)             454
    Affiliated payables - net                                                           609            3,388
    Other                                                                               236             (276)
  Other operating activities:
    Net realized investment gains                                                      (245)            (544)
                                                                                   --------         --------

             Net cash and cash equivalents provided by operating activities          10,917           17,903
                                                                                   --------         --------
Cash Flows From Investing Activities:
  Proceeds from (payments for):
    Sales of available-for-sale securities                                            3,698           35,650
    Maturities of available-for-sale securities                                      23,571           50,390
    Purchases of available-for-sale securities                                      (22,308)         (89,445)
    Policy loans on insurance contracts                                               4,146            4,247
                                                                                   --------         --------

             Net cash and cash equivalents provided by investing activities        $  9,107         $    842
                                                                                   --------         --------

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.                      (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands) (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                  -------------------------
                                                                                    2004            2003(1)
                                                                                  --------         --------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Policyholder deposits (excludes internal policy replacement deposits)        $ 54,167         $ 35,209
     Policyholder withdrawals (including transfers from separate accounts)         (70,321)         (52,168)
                                                                                  --------         --------

         Net cash and cash equivalents used in financing activities                (16,154)         (16,959)
                                                                                  --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            3,870            1,786

CASH AND CASH EQUIVALENTS:
         Beginning of year                                                          12,338           23,092
                                                                                  --------         --------

         End of period                                                            $ 16,208         $ 24,878
                                                                                  ========         ========

Supplementary Disclosure of Cash Flow Information:
         Cash paid to affiliates for:
                  Federal income taxes                                            $  2,811         $  1,336
                  Intercompany interest                                                 14                8

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

For a complete discussion of the Company's 2003 financial statements and accounting policies, refer to the Company's restated 2003 Annual Report on Form 10-K for the year ended December 31, 2003, which was included as an Exhibit 99.1 to Form 8-K dated May 18, 2004.

The interim Financial Statements for the three and nine month periods are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the financial statements have been included. These unaudited Financial Statements should be read in conjunction with the audited financial statements included in the 2003 Annual Report on Form 10-K. The December 31, 2003 unaudited Balance Sheet was derived from the audited 2003 financial statements and was adjusted for the amounts included in Note 3. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. In presenting the Financial Statements, management makes estimates that affect the reported amounts and disclosures in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Financial Statements, and it is possible that such changes could occur in the near term.

Certain reclassifications and format changes have been made to prior period financial statements, where appropriate, to conform to the current period presentation.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

On January 1, 2004, the Company adopted the provisions of Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 requires the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that is different from the methodology that the Company previously employed. As a result, the Company recorded a $3,120 increase in policyholder liabilities and a $6 decrease in deferred policy acquisition costs resulting in a charge to earnings of $2,032, net of a federal income tax benefit of $1,094, which was reported as a cumulative effect of a change in accounting principle. For the three and nine months ended September 30, 2004, changes in policyholder liabilities related to SOP 03-1 did not have a material impact on the Company's Statements of Earnings.

In addition, SOP 03-1 requires new disclosures regarding the Company's Separate Accounts and insurance contracts containing guarantee provisions. See Note 6 to the Financial Statements for these disclosures.

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management's intent and ability to hold the securities with unrealized losses. In September 2004, the Financial Accounting Standards Board ("FASB") approved FASB Staff Position EITF 03-1-1, which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. The impact on the Company's Financial Statements will be determined when the final EITF 03-1 is issued. The Company expects that the issues will be resolved in the fourth quarter 2004 and will adopt the guidance at that time. The Company previously implemented the disclosure requirements of EITF 03-1 in its 2003 Financial Statements. See Note 4 to the 2003 Annual Report for additional information.

NOTE 3. OTHER EVENTS

On December 31, 2002, the FASB issued SFAS No.148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock Based Compensation. Effective for the first quarter 2004, Merrill Lynch & Co. adopted the fair value method of accounting for stock-based compensation under SFAS 123, using the retroactive restatement method described in SFAS 148. Under the fair value recognition provisions of SFAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The adoption of the fair value method of accounting by Merrill Lynch & Co. resulted in additional allocated compensation expense to the Company. The Company's December 31, 2003 Balance Sheet has been restated to reflect such expenses. Accordingly, the December 31, 2003 Balance Sheet reflects a $377 increase in net affiliated payables, a $127 decrease in current federal income taxes payable, and a $250 decrease in retained earnings. For the three and nine months ended September 30, 2004 and 2003, the allocation of additional compensation expense did not have a material impact on the Company's Statements of Earnings.

NOTE 4. INVESTMENTS

The Company's investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included in stockholder's equity as a component of accumulated other comprehensive income (loss), net of tax. If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. There were no realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value for the three and nine month periods ended September 30, 2004. For the three and nine month periods ended September 30, 2003, realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value were $786.

The Company has recorded certain adjustments to policyholders' account balances in conjunction with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts those liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive income, net of taxes. The components of net unrealized gains included in accumulated other comprehensive income were as follows:

                                               September 30,      December 31,
                                                   2004               2003
                                               -------------      ------------
Assets:
    Fixed maturity securities                     $2,955            $4,412
                                                  ------            ------
Liabilities:
    Policyholders' account balances                1,670             2,334
    Federal income taxes - deferred                  449               727
                                                  ------            ------
                                                   2,119             3,061
                                                  ------            ------
Stockholder's equity:
    Accumulated other comprehensive income        $  836            $1,351
                                                  ======            ======

NOTE 5. DEFERRED POLICY ACQUISITION COSTS

The components of amortization of DAC for the three and nine month periods ended September 30 were as follows:

                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                   September 30,
                                                           -----------------------         ----------------------
                                                             2004           2003             2004          2003
                                                           -------         -------         --------       -------
Normal amortization related to variable life
    and annuity insurance products                         $   952         $   453         $ 3,163        $ 3,031
DAC unlocking related to variable annuity products (1)      (2,967)              -          (2,967)             -
                                                           -------         -------         -------        -------

Total net amortization of DAC                              $(2,015)        $   453         $   196        $ 3,031
                                                           =======         =======         =======        =======

(1) During 2003 DAC unlocking for variable annuity and variable life insurance products was recorded in the fourth quarter 2003.

The impact of revisions to estimates on cumulative amortization of deferred policy acquisition costs ("DAC") is recorded as a charge or benefit to current operations ("DAC unlocking"). During the third quarter 2004 the Company elected to adopt new assumptions for market returns associated with assets held in the Company's variable annuity separate accounts. If returns over a determined historical period differ from the Company's long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. This method for projecting market returns is known as reversion to the mean. The Company previously established estimates for market returns based on actual historical results and on future anticipated market returns without the use of a mean reversion technique.

NOTE 6. SEPARATE ACCOUNTS

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

Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, the net investment income and net realized and unrealized gains and losses attributable to Separate Accounts assets supporting variable annuities and variable life contracts accrue directly to the contract owner and are not reported as revenue in the Statements of Earnings. Mortality, policy administration and surrender charges associated with Separate Accounts products are included in revenue in the Statements of Earnings.

VARIABLE ANNUITY CONTRACTS CONTAINING GUARANTEES

The Company issues variable annuity contracts in which the Company may contractually guarantee to the contract owner a guaranteed minimum death benefit ("GMDB") and/or an optional guaranteed minimum income benefit ("GMIB"). In general, contracts containing GMDB provisions provide a death benefit equal to the greater of the GMDB or the contract value. Depending on the type of contract, the GMDB may equal: i) contract deposits accumulated at a specified interest rate, ii) the contract value on specified contract anniversaries, iii) return of contract deposits, or iv) some combination of these benefits. Each benefit type is reduced for contract withdrawals. In general, contracts containing GMIB provisions provide the option to receive a guaranteed future income stream upon annuitization. There is a waiting period of ten years that must elapse before the GMIB provision can be exercised.

At September 30, 2004, the Company had the following variable annuity contracts containing guarantees:

                                                                             GMDB                  GMIB
                                                                        --------------         -----------
Net amount at risk                                                      $   88,449 (1)         $    59     (2)
Average attained age of contract owners                                         66                  58
Weighted average period remaining until expected annuitization                 n/a                  10 yrs

(1) Net amount at risk for GMDB is defined as the current GMDB in excess of the contract owners' current account balance at the balance sheet date.

(2) Net amount at risk for GMIB is defined as the present value of the minimum guaranteed annuity payments available to the contract owner determined in accordance with the terms of the contract in excess of the contract owners' current account balance at the balance sheet date.

The Company has recorded liabilities for contracts containing guarantees as a component of policyholder liabilities in the September 30, 2004 Balance Sheet. Prior to the adoption of SOP 03-1, the Company's liability was $144 and was included as a component of claims and claims settlement expenses in the December 31, 2003 Balance Sheet. Changes in these guarantee liabilities are included as a component of policy benefits in the Statements of Earnings. The variable annuity liability for each type of guarantee at September 30, 2004 was as follows:

                                               GMDB                         GMIB
                                          --------------                 -----------
Balance at January 1, 2004                $        3,087                 $         -
Incurred guarantee benefits                          956                          18
Paid guarantee benefits                           (1,354)                          -
                                          --------------                 -----------

Balance at September 30, 2004             $        2,689                 $        18
                                          ==============                 ===========

The GMDB liability is determined by projecting future expected guaranteed benefits under multiple scenarios for returns on Separate Accounts assets. The Company uses estimates for mortality and surrender assumptions that are based on actual and projected experience for each contract type. These estimates are consistent with the estimates used in the calculation of DAC.

At September 30, 2004, contract owners' account balances by mutual fund class for contracts containing each type of guarantee were distributed as follows:

                                               Money
                                               Market            Bond           Equity          Balanced          Total
                                           -------------        -------         -------         --------     --------------
GMDB only                                  $      27,182        138,220         383,881          47,293      $      596,576

GMDB and GMIB (3)                          $       2,579         14,296          46,398           6,312      $       69,585
                                           -------------        -------         -------          ------      --------------

Total                                      $      29,761        152,516         430,279          53,605      $      666,161
                                           =============        =======         =======          ======      ==============

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

The Company has recorded liabilities for contracts containing guarantees as a component of policyholder liabilities in the Balance Sheets. Changes in the guarantee liability are included as a component of policy benefits in the Statements of Earnings. The variable life GMDB liability at September 30, 2004 was $188. The variable life GMDB liability is set as a percentage of asset-based fees and cost of insurance charges deducted from contracts that include a GMDB provision. The percentage is established based on the Company's estimate of the likelihood of future GMDB claims.

At September 30, 2004, contract owners' account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

                    Money
                    Market           Bond           Equity         Balanced          Other       Total
                  ----------        ------          ------         --------          -----     ----------
GMDB              $   38,563        40,243          82,610          101,893           634      $  263,943

NOTE 7. FEDERAL INCOME TAXES

The following is a reconciliation of the provision for income taxes based on earnings before Federal income taxes, computed using the Federal statutory tax rate, versus the reported provision for income taxes for the three and nine month periods ended September 30:

                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30,                  September 30,
                                                                      -----------------------        -----------------------
                                                                        2004            2003          2004            2003
                                                                      --------        -------        -------         -------
 Provision for income taxes computed at Federal statutory rate        $ 1,664         $   445        $ 3,416         $ 1,815
 Increase (decrease) in income taxes resulting from:
    Dividend received deduction                                          (370)              -           (611)              -
    Foreign tax credit                                                     (9)              -             88               -
                                                                      -------         -------        -------         -------

Federal income tax provision                                          $ 1,285         $   445        $ 2,893         $ 1,815
                                                                      =======         =======        =======         =======

The Federal statutory rate for each of the three and nine month periods ended September 30 was 35%.

NOTE 8. STOCKHOLDER'S EQUITY AND STATUTORY ACCOUNTING PRACTICES

The Company's statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the New York Insurance Department. The State of New York has adopted the National Association of Insurance Commissioner's statutory accounting practices, as a component of prescribed or permitted accounting practices by the State of New York.

Statutory capital and surplus at September 30, 2004 and December 31, 2003 were $32,713 and $28,371, respectively. For the nine month periods ended September 30, 2004 and 2003, statutory net income was $4,663 and $5,734, respectively.

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

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings for the three and nine month periods ended September 30. The prior period amounts have been restated as discussed in
Note 3 to the financial statements.

                                                                   Three Months Ended               Nine Months Ended
                                                                      September 30,                   September 30,
                                                                ------------------------        -------------------------
                                                                  2004            2003            2004             2003
                                                                --------        --------        --------         --------
Net Revenues (1):
    Annuities                                                   $  2,841        $  1,714        $  8,761         $  8,680
    Life Insurance                                                 2,063           1,635           6,105            5,751
    Other                                                            116             206             652              527
                                                                --------        --------        --------         --------

      Total Net Revenues                                        $  5,020        $  3,555        $ 15,518         $ 14,958
                                                                ========        ========        ========         ========

Net Earnings Before Change in Accounting Principle:
    Annuities                                                   $  3,020        $    291        $  4,554         $  2,009
    Life Insurance                                                   374             401           1,889            1,019
    Other                                                             76             133             424              342
                                                                --------        --------        --------         --------

      Net Earnings Before Change in Accounting Principle           3,470             825           6,867            3,370
                                                                --------        --------        --------         --------

Change in Accounting Principle, Net of Tax:
    Annuities                                                          -               -          (1,917)               -
    Life Insurance                                                     -               -            (115)               -
                                                                --------        --------        --------         --------

      Change in Accounting Principle, Net of Tax                       -               -          (2,032)               -
                                                                --------        --------        --------         --------

      Total Net Earnings                                        $  3,470        $    825        $  4,835         $  3,370
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

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). The following table provides the increase for each equity market index at September 30, 2004 as compared to September 30, 2003.

                             September 30, 2004
                                   versus
                             September 30, 2003
                             ------------------
Dow                                 8.7%
NASDAQ                              6.2%
S&P                                11.9%

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. During the first nine months of 2004, positive investment performance contributed to an increase in asset-based policy charge revenue of $1.5 million and a decrease in GMDB expense of $0.5 million as compared to the same period in 2003.

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

The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities. Credit spreads represent the credit risk premiums required by market participants for a given credit quality, i.e. the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (e.g., U.S. Treasury instruments). Changes in credit spreads have an inverse relationship to the value of investments.

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations for the three and nine month periods ended September 30 were as follows:

                                                                        Three Months Ended                Nine Months Ended
                                                                           September 30,                    September 30,
                                                                     -------------------------         ------------------------
                                                                       2004             2003             2004             2003
                                                                     --------         --------         --------         --------
Average medium term interest rate yield                                 3.04%            2.48%            3.04%            2.48%
Increase (decrease) in medium term interest rates (in basis points)      (27)              68               44               (6)

Credit spreads (in basis points)                                          80               98               80               98
Contracting of credit spreads  (in basis points)                          (8)             (11)              (5)            (100)

Increase (decrease) on market valuations: (in millions)
   Available-for-sale investment securities                          $   1.9          $     -          $  (1.5)         $   2.3
   Interest-sensitive policyholder liabilities                          (0.1)             0.3              0.7              0.7
                                                                     -------          -------          -------          -------
Net increase (decrease) on market valuations                         $   1.8          $   0.3          $  (0.8)         $   3.0
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

The Company's critical accounting policies and estimates are discussed below:

Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At September 30, 2004, variable annuities and variable life insurance account for $18.3 million (or 67%) and $9.1 million (or 33%), respectively, of the Company's DAC asset.

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

Future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. The impact of revisions to estimates on cumulative amortization is recorded as a charge or benefit to current operations ("DAC unlocking"). For the three and nine month periods ended September 30, 2004, the Company increased earnings by $3.0 million via revised estimates for amortization of DAC for variable annuities. During 2003 revisions to estimates on cumulative amortization for variable annuity and variable life insurance products were recorded in the fourth quarter 2003. During the third quarter 2004 the Company elected to adopt new assumptions for market returns associated with assets held in the Company's variable annuity separate accounts. If returns over a determined historical period differ from the Company's long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. This method for projecting market returns is known as reversion to the mean. The Company previously established estimates for market returns based on actual historical results and on future anticipated market returns without the use of a mean reversion technique. Changes in assumptions can have a significant impact on the amount of DAC reported for variable annuities and variable life insurance products and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization, thus increasing net earnings. Conversely, decreases in the estimated separate accounts return and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization, thus decreasing net earnings.

The most significant assumptions involved in the estimation of future gross profits are future net separate accounts performance, surrender rates, and mortality rates. For variable annuities, the Company generally establishes a long-term rate of net separate accounts growth. The long-term rate may be adjusted if the Company's long-term expectations change. Using the mean reversion technique, the Company modifies the rate of net separate accounts growth over the near term, based on recent historical returns. The result is that the long-term rate is assumed to be realized over a period of approximately ten years. For variable life, the Company generally assumes a level long-term rate of net separate accounts growth for all future years. The long-term rate may be adjusted if the Company's long-term expectations change. Additionally, the Company may modify the rate of net separate accounts growth over the short term to reflect the Company's near-term expectations of the economy and financial market performance in which separate accounts assets are invested.

Other-Than-Temporary Impairment Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, as well as information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services). The factors that give rise to potential impairments include, but are not limited to, i) certain credit-related events such as default of principal or interest payments, ii) bankruptcy of issuer, and
iii) certain security restructurings. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. OTT impairment losses result in a permanent reduction of the cost basis of the underlying investment. There were no OTT impairments on investments in fixed maturity securities for the three and nine month periods ended September 30, 2004. For the three and nine month periods ended September 30, 2003, OTT impairments on investments in fixed maturity securities were $0.8 million.

Federal Income Taxes

The Company uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. The Company provides for federal income taxes based on amounts the Company believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the realization of certain tax deductions and credits.

Specific estimates include the realization of the dividend-received deduction ("DRD") and the foreign tax credit ("FTC"). A portion of the Company's investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, during the current year's provision, management makes estimates regarding the future deductibility of these items. These estimates are primarily based on recent historic experience. During the three and nine month periods ended September 30, 2004, the Company reduced its provision for federal income taxes by $0.4 million and $0.5 million, respectively, due to DRD and FTC adjustments. There were no DRD and FTC adjustments during the three and nine month periods ended September 30, 2003.

RECENT DEVELOPMENTS

New Accounting Pronouncements

On January 1, 2004, the Company adopted the provisions of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 requires the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that is different from the methodology that the Company previously employed. As a result, the Company recorded a $3.1 million increase in policyholder liabilities resulting in a charge to earnings of $2.0 million, net of a federal income tax benefit of $1.1 million, which was reported as a cumulative effect of a change in accounting principle. For the three and nine months ended September 30, 2004, changes in policyholder liabilities did not have a material impact on the Company's Statements of Earnings.

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management's intent and ability to hold the securities with unrealized losses. In September 2004, the Financial Accounting Standards Board ("FASB") approved FASB Staff Position EITF 03-1-1, which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. The impact on the Company's Financial Statements will be determined when the final EITF 03-1 is issued. The Company expects that the issues will be resolved in the fourth quarter 2004 and will adopt the guidance at that time. The Company previously implemented the disclosure requirements of EITF 03-1 in its 2003 Financial Statements. See Note 4 to the 2003 Annual Report for additional information.

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

Annuity and life insurance deposits decreased $4.1 million (or 21%) to $15.3 million and $20.7 million (or 56%) to $57.8 million during the current three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. Annuity and life insurance deposits by type of product were as follows:

                                           ($ In Millions)                              % Change
                                    -------------------------------        ------------------------------------
                                    Third Quarter      Nine Months         Third Quarter         Nine Months
                                        2004               2004             2004 vs. 2003        2004 vs. 2003
                                    -------------      ------------        --------------        -------------
Variable Annuities:
   B-Share                           $      14.1       $       50.9               -3%                  153%
   C-Share                                   0.1                3.2              -93                   -61
   L-Share                                   0.7                3.0              -71                   -56
                                     -----------       ------------             ----                  ----
                                            14.9               57.1              -19                    62
                                     -----------       ------------             ----                  ----

Variable Life Insurance                      0.1                0.4                -                   -20

Modified Guaranteed Annuities                0.3                0.3              100                    50

Other                                          -                  -             -100                  -100
                                     -----------       ------------             ----                  ----
Total Direct Deposits                $      15.3       $       57.8              -21%                   56%
                                     ===========       ============             ====                  ====

During the current three and nine month periods, variable annuity deposits decreased $3.4 million (or 19%) to $14.9 million and increased $21.9 million (or 62%) to $57.1 million, respectively, as compared to the same periods in 2003. Management attributes the decrease in variable annuity deposits during the current three month period primarily to decreases in C-Share and L-Share variable annuity deposits. During the current three month period, C-Share and L-Share variable annuity deposits decreased $1.2 million (or 93%) and $1.7 million (or 71%), respectively, as compared to the same period in 2003. C-Share and L-Share variable annuity products do not contain GMIB provisions. GMIB provisions have increased in popularity due to consumers' increasing demand for guaranteed living benefits. Management believes that the volatility in the equity markets over the past three years has been the catalyst for this demand. Management attributes the increase in variable annuity deposits during the current nine month period primarily to the introduction of a new B-Share variable annuity product during the third quarter of 2003. Sales of the new B-Share variable annuity product were $32.1 million during the current nine month period. Sales of the new B-Share variable annuity product were $7.9 million during the third quarter 2003. The new B-Share variable annuity product is designed for the tax qualified IRA market and includes a GMIB provision. Also, during the second quarter 2003, the Company added a GMIB provision to its existing B-Share variable annuity. During the current nine month period, C-Share and L-Share variable annuity deposits decreased $5.1 million (or 61%) and $3.8 million (or 56%), respectively, as compared to the same period in 2003. As mentioned above, C-Share and L-Share variable annuity products do not contain GMIB provisions.

During the current nine month period, variable life insurance deposits decreased $0.1 million (or 20%) to $0.4 million as compared to the same period in 2003. The decrease in variable life insurance deposits is primarily due to the discontinuation of manufacturing variable life insurance products during the first quarter 2003. Variable life insurance deposits displayed above generally represent renewal deposits on existing life insurance contracts. During the current three month period, variable life insurance deposits were relatively unchanged as compared to the same period in 2003.

SURRENDERS

Policy and contract surrenders increased $8.4 million (or 50%) to $25.2 million and $23.1 million (or 43%) to $77.2 million during the current three and nine month periods ended September 30 2004, respectively, as compared to the same periods in 2003. During the current three and nine month periods, variable annuity surrenders increased $7.5 million (or 65%) to $19.1 million and $18.3 million (or 57%) to $50.6 million, respectively, as compared to the same periods in 2003. Management attributes the increases in variable annuity surrenders to the increasing consumer demand for variable annuity products containing guaranteed living benefit provisions. As contracts reach the end of their surrender charge period, contract owners are more willing to surrender variable annuities without guaranteed living benefit provisions in favor of variable annuities with guaranteed living benefit provisions. In addition, during the current three and nine month periods, variable life surrenders increased $1.0 million (or 26%) to $4.7 million and $5.6 million (or 36%) to $21.1 million, respectively, as compared to the same periods in 2003. The increases in variable life surrenders primarily represent movement by contract owners to other insurance products issued by insurance companies unaffiliated with the Company. As previously noted, the Company no longer manufactures variable life insurance products.

FINANCIAL CONDITION

At September 30, 2004, the Company's assets were $1,236.7 million or $15.1 million lower than assets at December 31, 2003. Assets excluding separate accounts assets decreased $2.3 million (or 1%) primarily due to a reduction in the number of fixed rate contracts inforce and a decrease in market values on investment securities as a result of the rising interest rate environment during the first nine months of 2004. Separate accounts assets, which represent 75% of total assets, decreased $12.8 million (or 1%) to $930.4 million. Changes in separate accounts assets for the first three quarters of 2004 were as follows:

                                                    1Q04          2Q04          3Q04          Total
                                                  --------      --------      --------      --------
                                                                    (In Millions)
Investment performance - variable products        $  26.1       $   2.4       $  (7.2)      $  21.3
Net cash outflow - variable products                 (6.5)        (10.7)        (16.9)        (34.1)
                                                  -------       -------       -------       -------
Net increase (decrease)                           $  19.6       $  (8.3)      $ (24.1)      $ (12.8)
                                                  =======       =======       =======       =======

At September 30, 2004 and December 31, 2003, approximately $174.2 million (or 99%) and $180.9 million (or 99%), respectively, of the Company's fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Also, at September 30, 2004, approximately $5.4 million (or 3%) of the Company's fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's, compared to $3.5 million (or 2%) of the Company's fixed maturity securities at December 31, 2003.

At September 30, 2004 and December 31, 2003, approximately $1.4 million (or 1%) and $1.3 million (or 1%), respectively, of the Company's fixed maturity securities were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current below investment grade holdings are the result of ratings downgrades on the Company's portfolio as the Company does not purchase below investment grade securities. The Company closely monitors such investments.

During the first nine months of 2004, the Company experienced contract owner withdrawals that exceeded deposits by $39.1 million. The components of contract owner transactions for all products were as follows:

                                                                              September 30,
                                                                                   2004
                                                                              -------------
                                                                              (In Millions)
Deposits collected                                                             $      57.8
Internal tax-free exchanges                                                           (3.7)
                                                                               -----------
     Net contract owner deposits                                                      54.1
                                                                               -----------

Contract owner withdrawals                                                            70.3
Net transfers from separate accounts                                                  22.9
                                                                               -----------
     Net contract owner withdrawals                                                   93.2
                                                                               -----------

Net contract owner activity                                                    $     (39.1)
                                                                               ===========

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 2004, the Company's assets included $186.7 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

During June 2003, the Company and Merrill Lynch & Co. executed a "keepwell" agreement. The agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory capital requirements.

During the fourth quarter 2004, the Company intends to pay an ordinary cash dividend of $2.5 million to Merrill Lynch & Co.

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2004 and 2003, the Company recorded net earnings of $3.5 million and $0.8 million, respectively. For the nine month periods ended September 30, 2004 and 2003, the Company reported net earnings of $4.8 million and $3.4 million, respectively.

Policy charge revenue increased $0.4 million (or 10%) and $1.7 million (or 14%) during the current three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. The increases in policy charge revenue are attributable to increases in average variable account balances. Average variable account balances increased $52.2 million (or 6%) and $108.1 million (or 13%) during the current three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. During the same comparative periods, asset-based policy charge revenue increased $0.3 million (or 12%) and $1.5 million (or 19%), respectively. Non-asset based policy charge revenue was relatively unchanged during the current three and nine month periods as compared to the same periods in 2003.

Net earnings derived from interest spread decreased $0.1 million (or 14%) and $0.9 million (or 37%) during the current three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. The decreases in interest spread are primarily due to the reduction in fixed rate contracts inforce, as well as, reductions in invested asset yields resulting from the increase in credit quality of the portfolio and a higher level of call activity.

Net realized investment losses decreased $1.1 million and net realized investment gains decreased $0.3 million during the current three and nine month period ended September 30, 2004 as compared to the same periods in 2003. The following table provides the changes in net realized investment gains by type for each respective period:

                                                  Three Months          Nine Months
Net Realized Gains (Losses)                       2004 vs. 2003         2004 vs. 2003
---------------------------                       -------------        --------------
                                                            (In Millions)
Credit related                                    $        1.7   (1)   $        1.8   (1)
Interest related                                          (0.6)  (2)           (2.1)  (2)
                                                  ------------         ------------
                                                  $        1.1         $       (0.3)
                                                  ============         ============

(1) Decreases in credit related net realized losses are primarily due to reductions in OTT declines in the carrying value of fixed maturity securities and asset sales of several large security holdings. OTT declines were $0.8 million and asset sales were $0.9 million during the third quarter 2003. There were no OTT declines during the third quarter 2004.

(2) Decreases in interest related net realized gains are primarily due to decreased invested asset sales and the increasing interest rate environment during the current three and nine month periods as compared to the same periods in 2003.

Policy benefits increased $0.5 million (or 93%) and decreased $0.8 million (or 29%) during the current three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. The following table provides the changes in policy benefits by type for each respective period:

                                                  Three Months            Nine Months
        Policy benefits                           2004 vs. 2003          2004 vs. 2003
-----------------------------------               -------------         ---------------
                                                              (In Millions)
Life insurance mortality expense                  $   0.4  (1)          $   (0.3)  (1)
Variable annuity mortality expense                    0.1                   (0.5)  (2)
                                                  -------               --------
                                                  $   0.5               $   (0.8)
                                                  =======               ========

(1) Primarily due to period-to-period fluctuations in net amount at risk per death claim.

(2) The decrease is due to decreased death benefit expense incurred under GMDB provisions due to improving equity markets.

Reinsurance premium ceded increased $0.1 million (or 35%) and $0.2 million (or 18%) during the current three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003 primarily due to increases in variable annuity reinsurance premium ceded. This increase is attributable to the Company's effort to reinsure variable annuity products containing GMIB provisions. Reinsurance premium ceded related to the Company's life insurance products was relatively unchanged during the current three and nine month periods as compared to the same periods in 2003.

Amortization of deferred policy acquisition costs decreased $2.5 million and $2.8 million during the current three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. Excluding the impact of DAC unlocking noted in the Critical Accounting Policies section above, amortization of deferred policy acquisition costs increased $0.5 million (or 110%) and $0.2 million (or 4%) during the current three and nine month periods, respectively, as compared to the same periods in 2003. The increases during the current three and nine month periods are primarily due to increases in policy charge revenue.

Insurance expenses and taxes decreased $0.2 million (or 16%) and $0.6 million (or 21%) during the current three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. The decreases in insurance expenses and taxes are primarily due to decreased New York State Insurance Department assessments during the current three and nine month periods as compared to the same periods in 2003.

The Company's effective federal income tax rate was 27% and 30% during the current three and nine month periods ended September 30, 2004, respectively, as compared to 35% during the equivalent periods in 2003. The changes in the effective federal income tax rate during the respective periods are primarily due to DRD and FTC adjustments recorded during the current three and nine month periods.

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

       (a) Nothing to report.

       (b) Nothing to report.

Item 6.  Exhibits.

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

        31.1 Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).

        31.2 Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

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

                                       ML LIFE INSURANCE COMPANY OF NEW YORK

                                         /s/  JOSEPH E. JUSTICE
                                       -----------------------------------------

                                              Joseph E. Justice
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer


Date: November 12, 2004

                                  EXHIBIT INDEX


31.1    Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).

31.2    Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1    Certification by the Chief Executive Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification by the Chief Financial Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.