Form 10-K
period 2004-12-31
ML LIFE INSURANCE CO OF NEW YORK
filed 2005-03-30
CIK 862923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

     The Registrant is currently licensed to conduct life insurance and annuity business in nine states. It currently markets its annuity products and variable life insurance products only in the state of New York. During 2004, annuity and life insurance sales were made principally in New York (98%, as measured by total contract owner deposits).

     The Registrant’s life insurance and annuity products are sold by licensed agents affiliated with Merrill Lynch Life Agency, Inc. (“MLLA”), a wholly owned subsidiary of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), pursuant to a general agency agreement by and between the Registrant and MLLA. At December 31, 2004, approximately 1,365 agents of MLLA were authorized to act for the Registrant.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     (a)  The Registrant is a wholly owned subsidiary of MLIG, which is an indirect wholly owned subsidiary of Merrill Lynch & Co. MLIG is the sole record holder of Registrant’s shares. Therefore, there is no public trading market for Registrant’s common stock.

     During 2004, the Registrant paid an ordinary dividend of $2,500,000 to MLIG. During 2003, the Registrant did not pay any dividends. No other cash dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of New York, notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. See Note 9 to the Registrant’s financial statements.

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

Forward Looking Statements

Certain statements contained in this Report may be considered forward-looking, including statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. These forward-looking statements are not statements of historical fact and represent only management’s beliefs regarding future events, which are inherently uncertain. There are a variety of factors, many of which are beyond ML of New York’s control, which affect its operations, performance, business strategy, and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, the factors listed in the Business Environment, Industry Environment, Regulatory Environment, Tax Legislation, and Economic Environment sections listed below, as well as actions and initiatives taken by both current and potential competitors, general economic conditions, the effects of current, pending, and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in ML of New York’s Financial Statements and Notes to Financial Statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. ML of New York does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates the forward-looking statements are made. The reader should, however, consult any further disclosures ML of New York may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Business Environment

ML of New York conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. These markets are highly regulated with particular emphasis on company solvency and sales practice monitoring. Demographically, the population is aging and there is a growing number of individuals preparing for retirement, which favors life insurance and annuity products. ML of New York believes that the demand for retirement products containing guarantee features will continue to increase in the future. ML of New York believes it is well positioned to continue meeting these demands for product guarantees with the introduction of its new variable annuity product line during 2005.

Industry Environment

The financial services industry continues to be affected by an intensifying competitive environment, as demonstrated by consolidation through mergers, competition from new and established competitors, and diminishing margins in many mature products and services.

Regulatory Environment

The financial services industry is also impacted by the regulatory and legislative environment. In 2003 and 2004, additional aspects of the Sarbanes-Oxley Act of 2002 were implemented as rules relating to corporate governance, auditor independence and disclosure became effective and/or were adopted in their final form. Various federal and state securities regulators and self-regulatory organizations (including the Securities and Exchange Commission, New York Stock Exchange, and the NASD, Inc.), as well as industry participants continued to review and, in many cases, adopt changes to their established rules and policies in areas such as corporate governance, mutual fund trading, mutual fund and variable annuity distribution practices, disclosure practices and auditor independence.

Life Insurance Strategy

During the first quarter 2003, ML of New York discontinued manufacturing its single premium variable life insurance product. As a result, ML of New York currently does not manufacture, market, or issue life insurance products.

During the first quarter 2005, ML of New York will transition the policy administration of its inforce life insurance contracts to an unaffiliated third party service provider, which is considered a leading provider of insurance products administration services. ML of New York remains committed to the delivery of high quality services for all life insurance contracts inforce.

Tax Legislation

During May 2003, Congress passed the Jobs and Growth Tax Relief Reconciliation Act of 2003 (the “Act”). A key provision in the Act is reduced federal income tax rates on dividends and capital gains paid to investors on stocks and mutual funds held individually. These reduced rates would not apply to distributions from variable annuity contracts. Pending future Congressional action, these federal income tax rate reductions are set to expire after 2008. These enacted tax rate reductions may impact the relative attractiveness of annuities as compared to stocks and mutual funds.

Economic Environment

ML of New York’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, ML of New York’s financial condition will be impacted by fluctuations in investment performance of separate accounts assets. Fluctuations in the U.S. equity market also directly impact ML of New York’s exposure to guaranteed minimum death benefit (“GMDB”) provisions contained in the variable annuities it manufactures. Negative investment performance generally results in greater exposure to GMDB provisions, to the extent there is an increase in the number of variable contracts (and amount per contract) in which the GMDB exceeds the variable account balance. Prolonged periods of negative investment performance may result in greater GMDB expense because it may change ML of New York’s assumptions regarding the long term cost of GMDBs. If ML of New York increases its estimated long term GMDB cost, it will result in establishing greater GMDB reserves as compared to current practice. GMDB expense is recorded as a component of policy benefits.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The following table provides the increase for each equity market index for the years ended December 31 as compared to the prior year ended December 31:

	2004	2003
Dow	3.3%	25.3%
NASDAQ	9.1%	50.0%
S&P	9.0%	26.4%

As evidenced in the above table, the U.S. equity markets improved in 2004. This improvement primarily occurred in the latter part of the year. The major U.S. equity indices ended 2004 at new post-2000 highs despite rising oil prices and uncertainties over interest rates and geo-political events.

The investment performance of the underlying U.S. equity-based mutual funds supporting ML of New York’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. During 2004, positive investment performance contributed to an increase in asset-based policy charge revenue of $1.8 million and a decrease in GMDB expense of $0.6 million as compared to 2003.

Medium Term Interest Rates

ML of New York defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During 2004, the Federal Reserve Board increased the federal funds effective rate from .94% at December 31, 2003 to 1.97% at December 31, 2004. The successive increases in the short term interest rates raised the medium term interest rate yield to 3.44% at December 31, 2004 as compared to 2.60% at December 31, 2003. Changes in interest rates affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities. Also, since ML of New York has certain fixed products that contain guaranteed minimum crediting rates, decreases in interest rates can decrease the amount of interest spread earned by ML of New York.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations for the years ended December 31 were as follows:

	2004	2003
Average medium term interest rate yield	3.97%	2.42%
Increase (decrease) in medium term interest rates (in basis points)	155	(77)
Credit spreads (in basis points)	72	85
Contracting of credit spreads (in basis points)	(13)	(113)
Increase (decrease) on market valuations: (in millions)
Available-for-sale investment securities	$(2.3)	$0.9
Interest-sensitive policyholder liabilities	1.1	0.9

Net increase (decrease) on market valuations	$(1.2)	$1.8

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

Valuation of Fixed Maturity Securities

ML of New York’s principal investments are available-for-sale fixed maturity securities as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity securities are based on independently quoted market prices. ML of New York primarily utilizes pricing services and broker quotes to determine the fair value of non-publicly traded fixed maturity securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At December 31, 2004 and 2003, approximately, $31.8 million (or 18%) and $22.6 million (or 12%), respectively, of ML of New York’s fixed maturity securities portfolio consisted of non-publicly traded securities.

Changes in the fair value of fixed maturity securities are reported as a component of the accumulated other comprehensive income on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

Other-Than-Temporary Impairment Losses on Investments

ML of New York regularly reviews each investment in its fixed maturity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary (“OTT”) declines in the fair value of investments. Management makes this determination through a series of discussions with ML of New York’s portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and ML of New York’s ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. There were no realized investment losses due to OTT declines in fair value for the year ended December 31, 2004. ML of New York recorded realized investment losses due to OTT declines in fair value of $0.8 million and $3.5 million for the years ended December 31, 2003 and 2002 respectively.

Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs (“DAC”) are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At December 31, 2004, variable annuities and variable life insurance accounted for $19.0 million (or 68%) and $9.1 million (or 32%), respectively, of ML of

New York’s DAC asset. At December 31, 2003, variable annuities and variable life insurance accounted for $14.8 million (or 59%) and $10.2 million (or 41%), respectively, of ML of New York’s DAC asset.

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

Future gross profit estimates are subject to periodic evaluation by ML of New York, with necessary revisions applied against amortization to date. The impact of revisions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “DAC unlocking”. See Note 4 to the Financial Statements for period-to-period differences in DAC unlocking. During 2004, ML of New York elected to adopt new assumptions for market returns associated with assets held in the ML of New York variable annuity separate accounts. If returns over a determined historical period differ from the ML of New York long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. This method for projecting market returns is known as reversion to the mean, a standard industry practice. ML of New York previously established estimates for market returns based on actual historical results and on future anticipated market returns without the use of a mean reversion technique. Changes in assumptions can have a significant impact on the amount of DAC reported for variable annuities and variable life insurance products and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

The most significant assumptions involved in the estimation of future gross profits are future net separate accounts performance, surrender rates, and mortality rates. For variable annuities, ML of New York generally establishes a long-term rate of net separate accounts growth. The long-term rate may be adjusted if ML of New York’s long-term expectations change. Using the mean reversion technique, ML of New York modifies the rate of net variable annuity separate accounts growth over the near term, based on recent historical returns. The result is that the long-term rate is assumed to be realized over a period of approximately ten years. For variable life, ML of New York generally assumes a level long-term rate of net variable life separate accounts growth for all future years. The long-term rate may be adjusted if ML of New York’s long-term expectations change. Additionally, ML of New York may modify the rate of net separate accounts growth over the short term to reflect ML of New York’s near-term expectations of the economy and financial market performance in which separate accounts assets are invested.

Policyholder Liabilities

ML of New York establishes liabilities for amounts payable for its life insurance and annuity contracts. At December 31 2004 and 2003, life and annuity policyholder liabilities were $207.6 million and $216.2 million, respectively. These liabilities are actuarially determined reserves, which are calculated to meet ML of New York’s future obligations. Reserves are calculated using actuarial methods and mortality tables in general use in the United States and in accordance with SFAS 60, Accounting and Reporting by Insurance Enterprises, SFAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. Inherent in these standards are estimates and assumptions regarding mortality, surrender rates, policy expenses, investment yields, and inflation. These estimates and assumptions are influenced by ML of New York’s historical experience, current developments, and anticipated market trends. Changes in actuarial estimates and assumptions or differences between actual and expected experience can significantly affect ML of New York’s reserve liabilities and subsequently impact future operations.

Federal Income Taxes

ML of New York uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. ML of New York provides for federal income taxes based on amounts ML of New York believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the realization of certain tax deductions and credits.

Specific estimates include the realization of the dividend-received deduction (“DRD”) and the foreign tax credit (“FTC”). A portion of ML of New York’s investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, during the current year’s provision, management makes estimates regarding the future deductibility of these items. These estimates are primarily based on recent historic experience. See Note 6 to the Financial Statements for period-to-period differences in DRD and FTC adjustments.

Recent Developments

New Accounting Pronouncements

On January 1, 2004, ML of New York adopted the provisions of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 requires the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that is different from the methodology that ML of New York previously employed. As a result, ML of New York recorded a $3.1 million increase in policyholder liabilities resulting in a charge to earnings of $2.0 million, net of a federal income tax benefit of $1.1 million, which was reported as a cumulative effect of a change in accounting principle. For the year ended December 31, 2004, changes in policyholder liabilities, excluding the change in accounting principle, did not have a material impact on ML of New York’s Statements of Earnings.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. In September 2004, the Financial Accounting Standards Board (“FASB”) approved FASB Staff Position EITF 03-1, which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. The impact on ML of New York’s Financial Statements will be determined when the final EITF 03-1 is issued. ML of New York will adopt the guidance at the time it is issued. ML of New York previously implemented the disclosure requirements of EITF 03-1 in its 2003 Financial Statements. See Note 3 to the Financial Statements for additional information.

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

ML of New York seeks to provide superior customer service and financial management to promote the competitiveness of its products. ML of New York’s customer service center has established standards of performance that are monitored on a regular basis. Managers and employees in the customer service center are periodically evaluated based on their performance in meeting these standards.

ML of New York has strategically placed its marketing emphasis on the sale of variable annuity products. These products are designed to address the retirement planning needs of Merrill Lynch & Co.’s clients. ML of New York issues three types of variable annuity products. These products are differentiated by the degree of liquidity afforded to the contract owner. The B-Share variable annuities offer a guaranteed minimum income benefit (“GMIB”) provision and contain a seven year surrender charge period, L-Share variable annuities do not offer a GMIB provision and contain a three year surrender charge period, and C-Share variable annuities do not offer a GMIB provision and have no surrender charge period. All variable annuity products offer some form of GMDB. Each variable annuity product provides tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. In addition, ML of New York issues a modified guaranteed annuity product. The modified guaranteed annuity product also provides tax-deferred retirement savings through a guaranteed fixed interest rate for a period selected by the contract owner, but imposes a market value adjustment for withdrawals prior to the expiration of the guarantee period.

During 2005, ML of New York plans to introduce a new variable annuity product line which will replace the existing variable annuity products (subject to state approval). The new variable annuity product line provides the ability to customize variable annuity products with specific contract features, charge structures, and investment options tailored to meet clients’ specific financial objectives.

Total direct deposits by product for the three years ended December 31 were as follows:

	(In Millions)			% Change
	2004	2003	2002	2004 - 2003	2003 - 2002
Variable Annuities:
B-Share	$65.5	$37.9	$16.7	73%	127%
C-Share	4.6	10.4	20.8	-56	-50
L-Share	4.3	9.9	10.5	-57	-6

	74.4	58.2	48.0	28	21

Modified Guaranteed Annuities	1.3	0.2	15.2	550	-99
Variable Life Insurance	0.5	0.7	1.2	-29	-42
Other	0.1	1.3	0.1	-92	n/m

Total Direct Deposits	$76.3	$60.4	$64.5	26%	-6%

During 2004, total direct deposits increased $15.9 million (or 26%) to $76.3 million as compared to 2003. Variable annuity deposits increased $16.2 million (or 28%) to $74.4 million during 2004 as compared to 2003. Management attributes the increase in variable annuity deposits primarily to the introduction of a new B-Share variable annuity product during the third quarter of 2003. Sales of the new B-Share variable annuity product were $41.3 million and $20.8 million during 2004 and 2003, respectively. The new B-Share variable annuity product is designed for the tax-qualified IRA market and includes a GMIB provision. Also, during the second quarter of 2003 ML of New York added a GMIB provision to its existing B-Share variable annuity. GMIB provisions have increased in popularity due to consumers’ increasing demand for guaranteed living benefits. Management believes that the volatility in the equity markets over the past three years has been the catalyst for this demand. C-Share and L-Share variable annuity deposits decreased $5.8 million (or 56%) and $5.6 million (or 57%), respectively, during 2004. ML of New York’s C-Share and L-Share variable annuities do not contain GMIB provisions.

Modified guaranteed annuity deposits increased $1.1 million (or 550%) to $1.3 million during 2004 as compared to 2003. This increase is primarily due to a single large contract sale during the fourth quarter 2004. Excluding this contract sale, modified guaranteed annuity deposits were relatively unchanged as compared to 2003.

During 2004, variable life insurance deposits decreased $0.2 million (or 29%) to $0.5 million as compared to 2003. The decrease in variable life insurance deposits is primarily due to the discontinuation of manufacturing variable life insurance products during the first quarter 2003. Variable life insurance deposits displayed above generally represent renewal deposits on existing life insurance contracts.

During 2004, other deposits decreased $1.2 million (or 92%) to $0.1 million as compared to 2003. Other deposits displayed above generally represent deposits for individual fixed annuities and single premium immediate annuities.

Surrenders

Policy and contract surrenders increased $23.0 million (or 28%) to $104.6 million during 2004 as compared to 2003. During 2004, variable annuity surrenders increased $21.4 million (or 43%) to $70.6 million as compared to 2003. Management attributes the increase in variable annuity surrenders to the increasing consumer demand for variable annuity products containing guaranteed living benefit provisions. As contracts reach the end of their surrender charge period, contract owners are more willing to surrender variable annuities without guaranteed living benefit provisions in favor of variable annuities with guaranteed living benefit provisions. In addition, variable life surrenders increased $5.0 million (or 23%) to $26.1 million during 2004. The increase in variable life surrenders primarily represents movement by contract owners to other insurance products issued by insurance companies unaffiliated with ML of New York. As previously noted, ML of New York no longer manufactures life insurance products.

Financial Condition

At December 31, 2004, ML of New York’s assets were $1,281.6 million or $29.8 million higher than the $1,251.8 million in assets at December 31, 2003. Assets excluding separate accounts assets decreased $7.3 million (or 2%) primarily due to a reduction in the number of fixed rate contracts inforce, a dividend payment to Merrill Lynch Insurance Group, Inc. (“MLIG”), and a decrease in market values on investment securities as a result of the rising interest rate environment during 2004. Separate accounts assets, which represent 76% of total assets, increased $37.2 million (or 4%) to $980.4 million. Changes in separate accounts assets during each quarter of 2004 were as follows:

	1Q04	2Q04	3Q04	4Q04	Total
	(In Millions)
Investment performance – variable products	$26.1	$2.4	$(7.2)	$70.1	$91.4
Net cash outflow – variable products	(6.5)	(10.7)	(16.9)	(20.1)	(54.2)

Net increase (decrease)	$19.6	$(8.3)	$(24.1)	$50.0	$37.2

During 2004, ML of New York experienced contract owner withdrawals that exceeded deposits on all products by $53.7 million. The components of contract owner transactions were as follows:

2004
(In Millions)
Deposits collected	$76.3
Internal tax-free exchanges	(4.3)

Net contract owner deposits	72.0

Contract owner withdrawals	91.6
Net transfers from separate accounts	34.1

Net contract owner withdrawals	125.7

Net contract owner activity	$(53.7)

ML of New York maintains a conservative general account investment portfolio. ML of New York has no mortgage or real estate investments and its investment in below investment grade fixed maturity securities are below the industry average. The following schedule identifies ML of New York’s general account invested assets by type for the years ended December 31:

	2004	2003
Investment Grade Fixed Maturity Securities (Rated A or higher)	61%	62%
Policy Loans	30	30
Investment Grade Fixed Maturity Securities (Rated BBB)	9	7
Below Investment Grade Fixed Maturity Securities	—	1

	100%	100%

At December 31, 2004 and 2003, approximately $179.8 million (or 100%) and $180.9 million (or 99%), respectively, of ML of New York’s fixed maturity securities were considered investment grade. ML of New York defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor’s BBB- or higher (or similar rating agency). Also, at December 31, 2004, approximately $7.5 million (or 4%) of ML of New York’s fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s, compared to $3.5 million (or 2%) of ML of New York’s fixed maturity securities at December 31, 2003.

At December 31, 2004, ML of New York had no fixed maturity securities that were considered below investment grade. At December 31, 2003, approximately $1.3 million (or 1%) of ML of New York’s fixed maturity securities were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. ML of New York does not, currently, purchase below investment grade securities.

ML of New York’s investment in collateralized mortgage obligations (“CMO”) and mortgage backed securities (“MBS”) had a carrying value of $1.4 million at December 31, 2004 and 2003. At December 31, 2004 and 2003, approximately $1.0 million (or 71%) and $1.4 million (or 100%), respectively, of ML of New York’s CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The decrease during 2004 is primarily due to the reinvestment of call proceeds into other MBS securities with higher yields. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from similarly rated corporate securities.

At December 31, 2004, ML of New York had 1,853 life insurance and annuity contracts inforce with interest rate guarantees. The estimated average rate of interest credited on behalf of contract owners was 4.30% and 4.35% during 2004 and 2003, respectively. Invested assets supporting liabilities with interest rate guarantees had an estimated average effective yield of 4.43% and 4.82% during 2004 and 2003, respectively. The number of life insurance and annuity contracts inforce with interest rate guarantees decreased 152 (or 8%) as compared to 2003.

Liquidity and Capital Resources

ML of New York’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has inforce. ML of New York has developed and utilizes a cash flow projection system and regularly performs asset / liability duration matching in the management of its asset and liability portfolios. ML of New York anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 2004 and 2003, ML of New York’s assets included $154.6 million and $190.4 million, respectively, of cash, short-term investments, and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

The following table summarizes ML of New York’s contractual obligations as of December 31, 2004:

	Less Than	Three to	More Than
	Three Years	Five Years	Five Years	Total
	(In Millions)
Long-term liabilities (1)	$1.7	$1.9	$16.4	$20.0

(1)	The long-term liabilities include policyholder liabilities for which ML of New York believes the amount and timing of the payments are essentially fixed and determinable. These amounts primarily relate to contracts where ML of New York is currently making payments to policyholders and will continue to do so until the occurrence of a specific event.

Liabilities for future policyholder benefits of approximately $187.6 million have been excluded from this table. These amounts primarily relate to contracts where i) ML of New York is not currently making payments and will not make payments in the future until the occurrence of an insurable event or ii) the occurrence of a payment triggering event (i.e. death or withdrawal) is outside the control of ML of New York. Such amounts are not determinable.

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

The National Association of Insurance Commissioners utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. As of December 31, 2004 and 2003, based on the RBC formula, ML of New York’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.

ML of New York receives claims paying ability ratings from Standard and Poors and A.M. Best. At December 31, 2004, ML of New York received ratings from Standard and Poors and A.M. Best of “A+” and “A”, respectively. These ratings were unchanged from the ratings at December 31, 2003.

ML of New York has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks that ML of New York assumes, but will allow ML of New York to reduce its absolute level of surplus. In implementing this plan, ML of New York paid an ordinary cash dividend of $2.5 million to MLIG during 2004. No dividends were paid during 2003 or 2002.

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

The costs associated with acquiring contract owner deposits (DAC) are amortized over the period in which ML of New York anticipates holding those funds, as noted in the Critical Accounting Policies section above. Insurance expenses and taxes reported in the statements of earnings are net of amounts deferred. In addition, ML of New York incurs expenses associated with the maintenance of inforce contracts.

2004 compared to 2003

ML of New York recorded earnings before change in accounting principle of $7.9 and $4.4 million for 2004 and 2003, respectively.

Policy charge revenue increased $2.0 million (or 12%) to $18.4 million during 2004 as compared to $16.4 million in 2003. The increase in policy charge revenue is attributable to the increase in average variable account balances during 2004. Average variable account balances increased $92.5 million (or 11%) as compared to 2003. During the same comparative period, asset-based policy charge revenue increased $1.8 million (or 17%). Non-asset based policy charge revenue was relatively unchanged during the 2004 as compared to 2003.

Net earnings derived from interest spread decreased $0.9 million (or 30%) to $2.1 million during 2004 as compared to $3.0 million in 2003. The decrease in interest spread is primarily due to the reduction in fixed rate contracts inforce, as well as, reductions in invested asset yields resulting from the increase in credit quality of the portfolio and a higher level of call activity.

ML of New York experienced net realized investment gains of $0.1 and $0.6 million during 2004 and 2003, respectively. The following table provides the changes in net realized investment gains (losses) by type:

Realized Gains (Losses)	2004	2003	Change
	(In Millions)
Interest related gains	$0.1	$2.4	$(2.3)	(1)
Credit related losses	—	(1.8)	1.8	(2)

	$0.1	$0.6	$(0.5)

(1)	The decrease in interest related net realized gains is primarily due to decreased invested asset sales and decreases to asset market valuations resulting from the increasing interest rate environment during 2004 as compared to 2003.

(2)	The decrease in credit related net realized losses is primarily due to the reduction in OTT declines in the carrying value of fixed maturity securities and asset sales of several large security holdings. There were no OTT declines or credit related asset sales during 2004. OTT declines were $0.8 million and losses on credit related asset sales were $1.0 million during 2003.

Policy benefits decreased $1.0 million (or 25%) to $3.0 million during 2004 as compared to $4.0 million in 2003. The following table provides the changes in policy benefits by type:

Policy benefits	2004	2003	Change
	(In Millions)
Life insurance mortality expense	$1.7	$2.1	$(0.4)	(1)
Variable annuity mortality expense	1.3	1.9	(0.6)	(2)

	$3.0	$4.0	$(1.0)

(1)	The decrease is due to a decrease in net amount at risk per death claim.

(2)	The decrease is due to decreased death benefit expense incurred under GMDB provisions due to improving equity markets.

Reinsurance premium ceded increased $0.1 million (or 9%) to $1.7 million during 2004 as compared to $1.6 million in 2003. Reinsurance premium ceded related to ML of New York’s annuity products increased $0.2 million during 2004 as compared to 2003. The increase is attributable to the reinsurance of variable annuity products containing GMIB provisions. Reinsurance premium ceded related to ML of New York’s life insurance products decreased $0.1 million during 2004 as compared to 2003. The decrease is attributable to the decrease in life insurance inforce.

Amortization of DAC decreased $4.0 million (or 83%) to $0.8 million during 2004 as compared to $4.8 million in 2003 primarily due to period-to-period differences in DAC unlocking as noted in the Critical Accounting Policies section above. Excluding DAC unlocking, amortization of DAC remained relatively unchanged during 2004 as compared to 2003.

Insurance expenses and taxes increased $0.4 million (or 12%) to $4.0 million during 2004 as compared to $3.6 million in 2003. The increase in insurance expenses and taxes is primarily due to increased New York State franchise tax expense.

ML of New York’s effective federal income tax rate increased to 29% for 2004 from 28% for 2003 primarily due to period-to-period differences in DRD and FTC adjustments as noted in the Critical Accounting Policies section above.

As noted in the Recent Developments section above, effective January 1, 2004, ML of New York adopted SOP 03-1 and recorded a cumulative change in accounting principle of $2.0 million, net of a federal income tax benefit of $1.1 million.

2003 compared to 2002

ML of New York recorded net earnings of $4.4 million and $3.1 million for 2003 and 2002, respectively.

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

ML of New York experienced net realized investment gains (losses) of $0.6 million and ($3.2) million during 2003 and 2002, respectively. The following table provides the changes in net realized investment gains (losses) by type:

Realized Gains (Losses)	2003	2002	Change
	(In Millions)
Interest related gains	$2.4	$0.2	$2.2	(1)
Credit related losses	(1.8)	(3.4)	1.6	(2)

	$0.6	$(3.2)	$3.8

(1)	The increase in interest related gains is primarily attributable to increases in invested asset market valuations resulting from generally lower interest rates and contracting credit spreads during 2003 as compared to 2002.

(2)	The decrease in credit related losses is primarily due to the reduction in OTT declines in the carrying value of fixed maturity securities.

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

Amortization of DAC decreased $0.7 million (or 12%) to $4.8 million during 2003 as compared to $5.5 million in 2002 primarily due to period-to-period differences in DAC unlocking as noted in the Critical Accounting Policies section above. Excluding DAC unlocking, amortization of DAC remained relatively unchanged during 2003 as compared to 2002.

Insurance expenses and taxes increased $0.2 million (or 5%) to $3.6 million during 2003 as compared to $3.4 million in 2002. The increase in insurance expenses and taxes is primarily due to increased New York State Insurance Department assessments.

ML of New York’s effective federal income tax rate increased to 28% for 2003 from 15% for 2002 primarily due to period-to-period differences in DRD and FTC adjustments as noted in the Critical Accounting Policies section above. Also, during 2003, deferred tax components have been significantly impacted by fluctuations in

GMDB tax reserves. The reserve fluctuations have resulted in a decreased deferred tax expense during 2003 as compared to 2002.

Segment Information

ML of New York’s operating results are categorized into two business segments: Life Insurance and Annuities. ML of New York’s Life Insurance segment consists of variable life insurance products and interest-sensitive life products. ML of New York’s Annuity segment consists of variable annuities and interest-sensitive annuities. The “Other” earnings category represents earnings on invested assets that do not support contract owner liabilities.

Earnings before change in accounting principle by segment were as follows:

Segment	2004	2003	2002
	(In Millions)
Life Insurance	$2.1	$1.3	$1.4
Annuities	5.2	2.6	1.3
Other	0.6	0.5	0.4

Net earnings by segment were as follows:

Segment	2004	2003	2002
	(In Millions)
Life Insurance	$1.9	$1.3	$1.4
Annuities	3.3	2.6	1.3
Other	0.6	0.5	0.4

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with ML of New York’s consolidated financial condition and results of operations presented herein.

OTT impairment losses on investments by segment were as follows:

Segment	2004	2003	2002
	(In Millions)
Life Insurance	—	—	—
Annuities	—	$0.8	$3.5
Other	—	—	—

ML of New York is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2004, 2003, or 2002.

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

The following table presents the estimated net impact on the fair value of investments and interest sensitive liabilities resulting from various hypothetical interest rate scenarios, based on assumptions contained in ML of New York’s model:

	Change in Fair Value
Change in Interest Rates	2004	2003
	(In Millions)
+ 100 basis points	($2.2)	($3.5)
+ 50 basis points	($1.1)	($1.7)
+ 10 basis points	($0.2)	($0.3)
- 10 basis points	$0.2	$0.3
- 50 basis points	$1.1	$1.7
- 100 basis points	$2.2	$3.4

ML of New York’s model is based on existing business inforce as of the year ended 2004 without considering the impact of new annuity sales on assets or liabilities. The model incorporates ML of New York’s fixed maturity securities and preferred equity investments excluding variable rate securities with rate resetting in less than ninety days, securities with a maturity of less than ninety days, and securities that are in or near default. The changes in interest rate scenarios, noted above, assume parallel shifts in the yield curve occurring uniformly throughout the year.

Additionally, certain products have features that mitigate the impact of interest rate risk. Examples include surrender charges, market value adjustments, and resetting of interest credited rates (subject to certain guaranteed minimum crediting rates). For interest sensitive life products the guaranteed minimum rate is 4%. However, for some products, the minimum rate may be reduced by a charge for mortality that varies by the attained age of the insured. For interest sensitive annuity products the guaranteed minimum rates range from 3% to 4.5%, with the greatest concentration in the 3% to 4% range.

Credit Spread Risk

Credit spread risk arises from the possibility that changes in credit spreads will affect the value of investments. Credit spreads represent the credit risk premiums required by market participants for a given credit quality, i.e., the additional yield that a debt instrument issued by an AA-rated entity must produce over a risk-free alternative (e.g., U.S. Treasury instruments).

The following table presents the estimated net impact on the fair value of investments resulting from various hypothetical fluctuations in credit spreads, based on assumptions contained in ML of New York’s model:

	Change in Fair Value
Change in Credit Spreads	2004	2003
	(In Millions)
+ 50 basis points	($2.3)	($2.4)
+ 10 basis points	($0.5)	($0.5)
- 10 basis points	$0.5	$0.5
- 50 basis points	$2.3	$2.4

ML of New York’s model is based on existing business inforce as of the year ended 2004 without considering the impact of new annuity sales on assets. The model incorporates ML of New York’s fixed maturity securities and preferred equity investments excluding securities with a maturity of less than ninety days and securities that are in or near default. The changes in credit spreads, noted above, assume a uniform occurrence throughout the year.

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

Equity Price Risk

Equity price risk arises from the possibility that general reductions in equity prices will negatively affect the value of assets and liabilities, primarily separate accounts assets and separate accounts liabilities. ML of New York manages its exposure to equity risk via certain product design features (e.g., waiting periods, age caps, subsequent premium restrictions, and adjusted withdrawals) and reinsurance programs to the extent reinsurance capacity is available in the marketplace. General reductions in equity prices impact ML of New York in the following ways:

•	Reductions in separate accounts assets. Asset-based policy fees collected on separate accounts assets are a primary source of earnings for ML of New York, thus lower asset balances will result in lower policy fee income.

•	Increased exposure to GMDB. Decreasing variable contract owner account values increase the number of contracts, as well as amounts per contract, in which GMDB exceed those variable contract owner account balances. This may result in greater future mortality expense.

•	Potential hindrance of sales and marketing efforts for variable annuity products.

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

     In addition, no change in Registrant’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B. Other Information.

     No information is required to be disclosed under this item.

PART III

     Information called for by items 10 through 13 of this part is omitted pursuant to General Instruction I. of Form 10-K.

PART IV

Item 14.  Principal Accounting Fees and Services

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

•	Audit service, include audit work performed in the review and preparation of the financial statements, as well as services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with the review of documents filed with the SEC.

•	Audit-Related services include accounting consultations relating to actuarial valuations.

•	Tax services include all services performed by the independent auditor's tax personnel.

•	All Other service, include all other miscellaneous services not captured in the other two categories that are not prohibited services, as defined by the SEC, and that the Audit Committee believes will not impair the independence of the independent auditor.

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

Fees Paid to the Registrant’s Independent Auditor

The following table presents fees for professional services rendered by Deloitte & Touche LLP for the audit of the Registrant’s financial statements for the years ended December 31, 2004 and 2003 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

	2004	2003
Audit (1)	$207,506	$192,560
Audit Related (2)	4,554	4,246
Tax (3)	2,277	2,123
All Other (4)	13,362	13,362

Total	$227,699	$212,290

(1)	Audit Fees included audit work performed in the review and preparation of the financial statements, as well as, services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)	Audit–Related Fees included accounting consultations relating to actuarial valuations.

(3)	Tax Fees included all services performed by the independent auditor’s tax personnel.

(4)	All Other Fees included miscellaneous out-of-pocket expenses.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

     (a)  Financial Statements and Exhibits.

(1)	The following financial statements of the Registrant are filed as part of this report:
a.	Independent Auditors’ Report dated March 2, 2005.
b.	Balance Sheets at December 31, 2004 and 2003.
c.	Statements of Earnings for the Years Ended December 31, 2004, 2003 and 2002.
d.	Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002.
e.	Statements of Stockholder’s Equity for the Years Ended December 31, 2004, 2003 and 2002.
f.	Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.
g.	Notes to Financial Statements for the Years Ended December 31, 2004, 2003 and 2002.
(2)	Not applicable.
(3)	The following exhibits are filed as part of this report as indicated below:

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

3.2	By-Laws of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

4.1	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.2	Modified Guaranteed Annuity Contract Application. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.3	Qualified Retirement Plan Endorsement. (Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.4	IRA Endorsement. (Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)
4.5	Company Name Change Endorsement. (Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

4.6	IRA Endorsement, MLNY009 (Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994).

4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94. (Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94. (Incorporation by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc. (Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation. (Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.)

10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.)

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(k) to Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.)

23.1	Written Consent of Deloitte & Touche, LLP, independent registered public accounting firm, is filed herewith.
24.1	Power of attorney of Frederick J. C. Butler. (Incorporated by reference to Exhibit 24(a) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.2	Power of attorney of Robert L. Israeloff. (Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.3	Power of attorney of Cynthia L. Kahn. (Incorporated by reference to Exhibit 24(i) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.4	Power of attorney of Robert A. King. (Incorporated by reference to Exhibit 24(j) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.5	Power of attorney of Irving M. Pollack. (Incorporated by reference to Exhibit 24(k) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.6	Power of attorney of Barry G. Skolnick. (Incorporated by reference to Exhibit 24(l) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.7	Power of attorney of Richard M. Drew. (Incorporated by reference to Exhibit 24.14 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 30, 2000.)
24.8	Power of attorney of Christopher J. Grady. (Incorporated by reference to Exhibit 24.12 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed April 2, 2001.)
24.9	Power of attorney of H. McIntyre Gardner. (Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.)

24.10	Power of attorney of Joseph Justice. (Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.)

24.11	Power of attorney of Nikos K. Kardassis. (Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.)

24.12	Power of attorney of Lori M. Salvo. (Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.)

24.13	Power of attorney of Deborah J. Adler. (Incorporated by reference to Exhibit 24.13 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 29, 2004.)
24.14	Power of attorney of Concetta M. Ruggiero. (Incorporated by reference to Exhibit 24.13 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 29, 2004.)
31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors’ Report
Balance Sheets at December 31, 2004 and 2003
Statements of Earnings for the Years Ended December 31, 2004, 2003 and 2002
Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002
Statements of Stockholder’s Equity for the Years Ended December 31, 2004, 2003 and 2002
Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to Financial Statements for the Years Ended December 31, 2004, 2003 and 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ML Life Insurance Company of New York

We have audited the accompanying balance sheets of ML Life Insurance Company of New York (the “Company”) as of December 31, 2004 and 2003, and the related statements of earnings, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Life Insurance Company of New York as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, in 2004 the Company changed its method of accounting for long-duration contracts to conform to Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contract and for Separate Accounts.”

March 2, 2005

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003
(Dollars in thousands, except common stock par value and shares)

ASSETS	2004	2003
INVESTMENTS:
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2004 - $177,601; 2003 - $177,770)	$179,753	$182,182
Policy loans on insurance contracts	76,750	80,992

Total Investments	256,503	263,174
CASH AND CASH EQUIVALENTS	6,649	12,338
ACCRUED INVESTMENT INCOME	3,919	4,332
DEFERRED POLICY ACQUISITION COSTS	28,132	25,035
OTHER ASSETS	5,978	3,648
SEPARATE ACCOUNTS ASSETS	980,398	943,233

TOTAL ASSETS	$1,281,579	$1,251,760

See accompanying notes to financial statements.	(Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS (Continued)
AS OF DECEMBER 31, 2004 AND 2003
(Dollars in thousands, except common stock par value and shares)

LIABILITIES AND STOCKHOLDER'S EQUITY	2004	2003
LIABILITIES:
POLICYHOLDER LIABILITIES AND ACCRUALS:
Policyholders’ account balances	$207,639	$216,197
Claims and claims settlement expenses	5,265	4,071

Total Policyholder Liabilities and Accruals	212,904	220,268
OTHER POLICYHOLDER FUNDS	1,099	2,114
FEDERAL INCOME TAXES — DEFERRED	3,871	4,698
FEDERAL INCOME TAXES — CURRENT	734	965
AFFILIATED PAYABLES — NET	2,357	2,837
OTHER LIABILITIES	—	28
SEPARATE ACCOUNTS LIABILITIES	980,398	943,233

Total Liabilities	1,201,363	1,174,143

STOCKHOLDER’S EQUITY:
Common stock, $10 par value - 220,000 shares authorized, issued and outstanding	2,200	2,200
Additional paid-in capital	52,310	52,310
Retained earnings	25,088	21,756
Accumulated other comprehensive income	618	1,351

Total Stockholder’s Equity	80,216	77,617

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,281,579	$1,251,760

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands)

	2004	2003	2002
REVENUES:
Policy charge revenue	$18,426	$16,388	$17,963
Net investment income	11,222	12,775	14,583
Net realized investment gains (losses)	127	633	(3,158)

Total Revenues	29,775	29,796	29,388

BENEFITS AND EXPENSES:
Interest credited to policyholders’ account balances	9,096	9,756	10,610
Policy benefits (net of reinsurance recoveries: 2004 - $1,066; 2003 - $705; 2002 - $959)	3,014	4,027	4,486
Reinsurance premium ceded	1,722	1,577	1,748
Amortization of deferred policy acquisition costs	821	4,810	5,467
Insurance expenses and taxes	3,999	3,562	3,402

Total Benefits and Expenses	18,652	23,732	25,713

Earnings Before Federal Income Tax Provision	11,123	6,064	3,675

FEDERAL INCOME TAX PROVISION (BENEFIT):
Current	2,597	4,510	(2,856)
Deferred	662	(2,818)	3,423

Total Federal Income Tax Provision	3,259	1,692	567

EARNINGS BEFORE CHANGE IN ACCOUNTING PRINCIPLE	7,864	4,372	3,108

Change in Accounting Principle, Net of Tax	(2,032)	—	—

NET EARNINGS	$5,832	$4,372	$3,108

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands)

	2004	2003	2002
NET EARNINGS	$5,832	$4,372	$3,108

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during the period	(2,133)	1,245	(237)
Reclassification adjustment for (gains) losses included in net earnings	(127)	(321)	3,160

Total net unrealized gains (losses) on available-for-sale securities	(2,260)	924	2,923
Adjustments for:
Policyholder liabilities	1,132	864	(880)
Deferred federal income taxes	395	(626)	(715)

Total other comprehensive income (loss), net of tax	(733)	1,162	1,328

COMPREHENSIVE INCOME	$5,099	$5,534	$4,436

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	stockholder's
	stock	capital	earnings	income (loss)	equity
BALANCE, JANUARY 1, 2002	$2,200	$52,310	$14,276	$(1,139)	$67,647
Net earnings			3,108		3,108
Other comprehensive income, net of tax				1,328	1,328

BALANCE, DECEMBER 31, 2002	2,200	52,310	17,384	189	72,083
Net earnings			4,372		4,372
Other comprehensive income, net of tax				1,162	1,162

BALANCE, DECEMBER 31, 2003	2,200	52,310	21,756	1,351	77,617
Net earnings			5,832		5,832
Cash dividend paid to parent			(2,500)		(2,500)
Other comprehensive loss, net of tax				(733)	(733)

BALANCE, DECEMBER 31, 2004	$2,200	$52,310	$25,088	$618	$80,216

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands)

	2004	2003	2002
Cash Flows From Operating Activities:
Net earnings	$5,832	$4,372	$3,108
Noncash items included in earnings:
Change in accounting principle, net of tax	2,032	—	—
Amortization of deferred policy acquisition costs	821	4,810	5,467
Capitalization of policy acquisition costs	(3,924)	(2,323)	(2,074)
Amortization of investments	622	689	837
Interest credited to policyholders’ account balances	9,096	9,756	10,610
Change in variable contract reserves	(188)	—	—
Provision (benefit) for deferred Federal income tax	662	(2,818)	3,423
(Increase) decrease in operating assets:
Accrued investment income	413	513	(197)
Federal income taxes — current	—	1,628	(1,628)
Other	(2,330)	495	6
Increase (decrease) in operating liabilities:
Claims and claims settlement expenses	1,338	782	(820)
Other policyholder funds	(1,015)	1,327	(338)
Federal income taxes — current	(231)	965	(194)
Affiliated payables — net	(480)	367	1,710
Other	(28)	(470)	(483)
Other operating activities:
Net realized investment (gains) losses	(127)	(633)	3,158

Net cash and cash equivalents provided by operating activities	12,493	19,460	22,585

Cash Flow From Investing Activities:
Proceeds from (payments for):
Sales of available-for-sale securities	26,368	38,922	32,338
Maturities of available-for-sale securities	26,870	60,331	24,996
Purchases of available-for-sale securities	(53,564)	(109,475)	(74,117)
Policy loans on insurance contracts	4,242	5,611	6,364

Net cash and cash equivalents provided by (used in) investing activities	$3,916	$(4,611)	$(10,419)

See accompanying notes to financial statements.	(Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands)

	2004	2003	2002
Cash Flows From Financing Activities:
Proceeds from (payments for):
Cash dividend paid to parent	$(2,500)	$—	$—
Policyholder deposits (excludes internal policy replacement deposits)	71,983	57,372	62,927
Policyholder withdrawals (including transfers from separate accounts)	(91,581)	(82,975)	(72,525)

Net cash and cash equivalents used in financing activities	(22,098)	(25,603)	(9,598)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,689)	(10,754)	2,568
CASH AND CASH EQUIVALENTS:
Beginning of year	12,338	23,092	20,524

End of year	$6,649	$12,338	$23,092

Supplementary Disclosure of Cash Flow Information:
Cash paid to (received from) affiliates for:
Federal income taxes	$2,828	$1,917	$(1,034)
Interest	25	18	11

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

The significant accounting policies and related judgments underlying the Company’s financial statements are summarized below. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain.

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

Revenues for interest-sensitive annuity contracts (market value adjusted annuities, immediate annuities, and single premium deferred annuities) and interest-sensitive life insurance contracts (single premium whole life insurance) consist of i) investment income, ii) gains (losses) on the sale of invested assets, and iii) withdrawal charges assessed on contracts surrendered during the withdrawal charge period. The Company does not currently manufacture single premium deferred annuities or single premium whole life contracts.

Investments: The Company’s investments in fixed maturity securities are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income, net of tax. If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company’s ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential other-than-temporary impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.

For fixed maturity securities, premiums are amortized to the earlier of the call or maturity date, discounts are accreted to the maturity date, and interest income is accrued daily. Realized gains and losses on the sale or maturity of investments are determined on the basis of specific identification. Investment transactions are recorded on the trade date.

Certain fixed maturity securities are considered below investment grade. The Company defines below investment grade fixed maturity securities as unsecured debt obligations that have a rating equivalent to Standard and Poor’s (or similar rating agency) BB+ or lower.

Policy loans on insurance contracts are stated at unpaid principal balances.

Deferred Policy Acquisition Costs (“DAC”): Certain policy acquisition costs for life and annuity contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. The impact of these revisions on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “DAC unlocking”. It is reasonably possible that estimates of future gross profits could be reduced in the future, resulting in a material reduction in the carrying amount of DAC.

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

	2004	2003	2002
Beginning balance	$8,830	$9,703	$11,341
Interest accrued	662	728	851
Amortization	(1,325)	(1,601)	(2,489)

Ending balance	$8,167	$8,830	$9,703

The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. Amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

2005	$646
2006	$738
2007	$726
2008	$718
2009	$711

Separate Accounts: The Company’s Separate Accounts consist of variable annuities and variable life contracts, of which the assets and liabilities are legally segregated and reported as separate captions in the Balance Sheets. Separate Accounts are established in conformity with New York State Insurance Law and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to claims of the Company only to the extent the value of such assets exceeds Separate Accounts liabilities. The assets of the Separate Accounts are carried at the daily net asset value of the mutual funds in which they invest.

Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, the net investment income and net realized and unrealized gains and losses attributable to Separate Accounts assets supporting variable annuities and variable life contracts accrue directly to the contract owner and are not reported as revenue in the Statements of Earnings. Mortality, policy administration and withdrawal charges associated with Separate Accounts products are included in revenue in the Statements of Earnings.

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

The Company provides for income taxes on all transactions that have been recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. See Note 6 to the Financial Statements for further information.

The Company is generally subject to taxes on premiums and, in substantially all states, is exempt from state income taxes.

Accounting Pronouncements: On January 1, 2004, the Company adopted the provisions of Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 requires the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that is different from the methodology that the Company previously employed. As a result, the Company recorded a $3,120 increase in policyholder liabilities and a $6 decrease in DAC resulting in a charge to earnings of $2,032, net of a federal income tax benefit of $1,094, which was reported as a cumulative effect of a change in accounting principle. For the year ended December 31, 2004, changes in policyholder liabilities related to SOP 03-1, excluding the change in accounting principle, did not have a material impact on the Company’s Statements of Earnings.

SOP 03-1 requires new disclosures regarding the Company’s Separate Accounts and insurance contracts containing guarantee provisions. See Note 5 to the Financial Statements for these disclosures.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. In September 2004, the Financial Accounting Standards Board (“FASB”) approved FASB Staff Position EITF 03-1, which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. The impact on the Company’s Financial Statements will be determined when the final EITF 03-1 is issued. The Company will adopt the guidance at the time it is issued. The Company previously implemented the disclosure requirements of EITF 03-1 in its 2003 Financial Statements. See Note 3 to the Financial Statements for additional information.

NOTE 2. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments are carried at fair value or amounts that approximate fair value. The carrying value of financial instruments as of December 31 were:

	2004	2003
Assets:
Fixed maturity securities (1)	$179,753	$182,182
Policy loans on insurance contracts (2)	76,750	80,992
Cash and cash equivalents (3)	6,649	12,338
Separate Accounts assets (4)	980,398	943,233

Total assets	$1,243,550	$1,218,745

Liabilities:
Policyholders’ account balances	$207,639	$216,197

(1)	For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company utilizes pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 2004 and 2003, securities without a readily ascertainable market value, having an amortized cost of $31,189 and $21,702, had an estimated fair value of $31,752 and $22,580, respectively.

(2)	The Company estimates the fair value of policy loans as equal to the book value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

(3)	The estimated fair value of cash and cash equivalents approximates the carrying value.

(4)	Assets held in Separate Accounts are carried at the net asset value provided by the fund managers.

NOTE 3. INVESTMENTS

The amortized cost and estimated fair value of investments in fixed maturity securities as of December 31 were:

	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
Corporate debt securities	$164,746	$2,675	$1,371	$166,050
U.S. Government and agencies	7,048	508	—	7,556
Foreign governments	4,501	316	22	4,795
Mortgage-backed securities	1,306	56	10	1,352

Total fixed maturity securities	$177,601	$3,555	$1,403	$179,753

	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
Corporate debt securities	$158,415	$4,420	$1,082	$161,753
U.S. Government and agencies	15,049	748	—	15,797
Foreign governments	3,005	248	2	3,251
Mortgage-backed securities	1,301	90	10	1,381

Total fixed maturity securities	$177,770	$5,506	$1,094	$182,182

Estimated fair value and gross unrealized losses by length of time that certain fixed maturity securities have been in a continuous unrealized loss position at December 31 were:

	2004
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed maturity securities:
Corporate debt securities	$69,029	$676	$14,893	$695	$83,922	$1,371
Foreign governments	2,476	22	—	—	2,476	22
Mortgage-backed securities	829	10	—	—	829	10

Total temporarily impaired securities	$72,334	$708	$14,893	$695	$87,227	$1,403

	2003
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed maturity securities:
Corporate debt securities	$37,273	$856	$1,227	$226	$38,500	$1,082
Foreign governments	997	2	—	—	997	2
Mortgage-backed securities	604	10	—	—	604	10

Total temporarily impaired securities	$38,874	$868	$1,227	$226	$40,101	$1,094

Unrealized losses primarily relate to corporate debt securities rated BBB or higher and are due to price fluctuations resulting from changes in interest rates and credit spreads. These investments are not considered other-than-temporarily impaired since based on the most recent available information the Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.

There were no realized investment losses due to other-than-temporary declines in fair value for the year ended December 31, 2004. The Company recorded realized investment losses due to other-than-temporary declines in fair value of $786 and $3,503 for the years ended December 31, 2003 and 2002 respectively.

The amortized cost and estimated fair value of fixed maturity securities at December 31 by contractual maturity were:

	2004
	Amortized	Estimated
	Cost	Fair Value
Fixed maturity securities:
Due in one year or less	$12,678	$12,751
Due after one year through five years	140,870	141,725
Due after five years through ten years	14,094	14,586
Due after ten years	8,653	9,339

	176,295	178,401
Mortgage-backed securities	1,306	1,352

Total fixed maturity securities	$177,601	$179,753

	2003
	Amortized	Estimated
	Cost	Fair Value
Fixed maturity securities:
Due in one year or less	$20,935	$21,123
Due after one year through five years	138,415	141,602
Due after five years through ten years	8,437	8,809
Due after ten years	8,682	9,267

	176,469	180,801
Mortgage-backed securities	1,301	1,381

Total fixed maturity securities	$177,770	$182,182

Fixed maturity securities not due at a single maturity date have been included in the preceding table in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and estimated fair value of fixed maturity securities at December 31 by rating agency equivalent were:

	2004
	Amortized	Estimated
	Cost	Fair Value
AAA	$41,191	$41,917
AA	35,057	35,057
A	77,483	78,885
BBB	23,870	23,894

Total fixed maturity securities	$177,601	$179,753

	2003
	Amortized	Estimated
	Cost	Fair Value
AAA	$52,686	$54,211
AA	29,903	30,067
A	75,576	78,176
BBB	18,211	18,395
Below investment grade	1,394	1,333

Total fixed maturity securities	$177,770	$182,182

The Company has recorded certain adjustments to policyholders’ account balances in conjunction with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts those liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive income, net of taxes. The components of net unrealized gains included in accumulated other comprehensive income as of December 31 were as follows:

	2004	2003
Assets:
Fixed maturity securities	$2,152	$4,412

Liabilities:
Policyholders’ account balances	1,202	2,334
Federal income taxes — deferred	332	727

	1,534	3,061

Stockholder’s equity:
Accumulated other comprehensive income	$618	$1,351

Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended December 31 were:

	2004	2003	2002
Proceeds	$26,368	$38,922	$32,338
Gross realized investment gains	280	2,485	1,259
Gross realized investment losses	153	1,852	4,417

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds on the sale of available-for-sale securities sold at a realized loss were $14,811, $7,903 and $12,335 for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company had investment securities with a carrying value of $906 and $959 that were deposited with insurance regulatory authorities at December 31, 2004 and 2003, respectively.

Excluding investments in U.S. Government and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

Net investment income by source for the years ended December 31 was as follows:

	2004	2003	2002
Fixed maturity securities	$7,416	$8,589	$9,131
Equity securities	—	206	855
Policy loans on insurance contracts	3,751	4,004	4,400
Cash and cash equivalents	265	221	410
Other	129	52	72

Gross investment income	11,561	13,072	14,868
Less investment expenses	(339)	(297)	(285)

Net investment income	$11,222	$12,775	$14,583

Net realized investment gains (losses), for the years ended December 31 were as follows:

	2004	2003	2002
Fixed maturity securities	$127	$460	$(3,642)
Equity securities	—	173	484

Net realized investment gains (losses)	$127	$633	$(3,158)

NOTE 4. DAC

The components of amortization of DAC for the years ended December 31 were as follows:

	2004	2003	2002
Normal amortization related to variable life insurance and annuity contracts	$3,788	$3,774	$3,957
DAC unlocking	(2,967)	1,036	1,510

Total amortization of DAC	$821	$4,810	$5,467

During 2004, the Company elected to adopt new assumptions for market returns associated with assets held in the Company’s variable annuity separate accounts. If returns over a determined historical period differ from the Company’s long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. This method for projecting market returns is known as reversion to the mean, a standard industry practice. The Company previously established estimates for market returns based on actual historical results and on future anticipated market returns without the use of a mean reversion technique.

NOTE 5. SEPARATE ACCOUNTS

Variable Annuity Contracts Containing Guarantees

The Company issues variable annuity contracts in which the Company may contractually guarantee to the contract owner a guaranteed minimum death benefit (“GMDB”) and/or an optional guaranteed minimum income benefit (“GMIB”). In general, contracts containing GMDB provisions provide a death benefit equal to the greater of the GMDB or the contract value. Depending on the type of contract, the GMDB may equal: i) the contract value on specified contract anniversaries, ii) return of contract deposits, or iii) some combination of these benefits. Each benefit type is reduced for contract withdrawals. In general, contracts containing GMIB provisions provide the option to receive a guaranteed future income stream upon annuitization. There is a waiting period of ten years that must elapse before the GMIB provision can be exercised. The Company began offering GMIB benefits in 2003.

At December 31, 2004, the Company had the following variable annuity contracts containing guarantees:

	GMDB		GMIB
Net amount at risk	$63,233	(1)	$— (2)
Average attained age of contract owners	67		58
Weighted average period remaining until expected annuitization	n/a		9 yrs

(1)	Net amount at risk for GMDB is defined as the current GMDB in excess of the contract owners’ account balance at the balance sheet date.

(2)	Net amount at risk for GMIB is defined as the present value of the minimum guaranteed annuity payments available to the contract owner determined in accordance with the terms of the contract in excess of the contract owners’ account balance at the balance sheet date.

The Company has recorded liabilities for contracts containing guarantees as a component of policyholder liabilities in the December 31, 2004 Balance Sheet. Prior to the adoption of SOP 03-1, the Company’s liability was $144 and was included as a component of claims and claims settlement expenses in the December 31, 2003 Balance Sheet. Changes in these guarantee liabilities are included as a component of policy benefits in the Statements of Earnings. The variable annuity liability for each type of guarantee at December 31, 2004 was as follows:

	GMDB	GMIB
Balance at January 1, 2004	$3,087	$—
Incurred guarantee benefits	1,287	26
Paid guarantee benefits	(1,511)	—

Balance at December 31, 2004	$2,863	$26

The GMDB liability is determined by projecting future expected guaranteed benefits under multiple scenarios for returns on Separate Accounts assets. The Company uses estimates for mortality and surrender assumptions that are based on actual and projected experience for each contract type. These estimates are consistent with the estimates used in the calculation of DAC.

At December 31, 2004, contract owners’ account balances by mutual fund class for contracts containing each type of guarantee were distributed as follows:

	Money
	Market	Bond	Equity	Balanced	Total
GMDB only	$24,189	136,476	410,449	53,533	$624,647
GMIB and GMDB (3)	$2,516	15,743	59,369	9,746	$87,374

Total	$26,705	152,219	469,818	63,279	$712,021

(3)	All variable annuity contracts with GMIB provisions include a GMDB.

Variable Life Contracts Containing Guarantees

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.

The Company has recorded liabilities for contracts containing guarantees as a component of policyholder liabilities in the Balance Sheets. Changes in the guarantee liability are included as a component of policy benefits in the Statements of Earnings. The variable life GMDB liability at December 31, 2004 was $191. The variable life GMDB liability is set as a percentage of asset-based fees and cost of insurance charges deducted from contracts that include a GMDB provision. The percentage is established based on the Company’s estimate of the likelihood of future GMDB claims.

At December 31, 2004, contract owners’ account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

	Money
	Market	Bond	Equity	Balanced	Other	Total
GMDB	$35,725	38,075	88,514	104,748	1,315	$268,377

NOTE 6. FEDERAL INCOME TAXES

The following is a reconciliation of the provision for income taxes based on earnings before Federal income taxes, computed using the Federal statutory tax rate, versus the reported provision for income taxes for the years ended December 31:

	2004	2003	2002
Provision for income taxes computed at Federal statutory rate	$3,893	$2,123	$1,286
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(622)	(243)	(707)
Foreign tax credit	(12)	(188)	(12)

Federal income tax provision	$3,259	$1,692	$567

The Federal statutory rate for each of the three years ended December 31 was 35%.

The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

	2004	2003	2002
DAC	$1,414	$(508)	$(852)
Investment adjustments	(19)	(2)	(60)
Policyholders’ account balances (1)	(733)	(2,308)	4,335

Deferred Federal income tax provision (benefit)	$662	$(2,818)	$3,423

(1)	The 2004 amount excludes a deferred tax benefit of $1,094 related to the adoption of SOP 03-1, as described in Note 1.

Deferred tax assets and liabilities as of December 31 are determined as follows:

	2004	2003
Deferred tax assets:
Policyholders’ account balances	$2,751	$924
Investment adjustments	1,465	1,446

Total deferred tax assets	4,216	2,370

Deferred tax liabilities:
DAC	7,755	6,341
Net unrealized investment gain on investment securities	332	727

Total deferred tax liabilities	8,087	7,068

Net deferred tax liability	$3,871	$4,698

The Company anticipates that all deferred tax assets will be realized; therefore no valuation allowance has been provided.

NOTE 7. REINSURANCE

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $93 that can be drawn upon for delinquent reinsurance recoverables.

As of December 31, 2004, the Company had the following life insurance inforce:

Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other	Net	assumed to
	amount	companies	companies	amount	net
Life insurance inforce	$656,699	$91,717	$2,079	$567,061	0.4%

In addition, the Company seeks to limit its exposure to guaranteed features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. As of December 31, 2004, 100% and 5% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

NOTE 8. RELATED PARTY TRANSACTIONS

The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG, in relation to this service agreement, are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $3,616, $3,441 and $3,478 for 2004, 2003 and 2002, respectively. Charges attributable to this agreement are included in insurance expenses and taxes, except for investment related expenses, which are included in net investment income. The Company is allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest incurred was $25, $18 and $11 for 2004, 2003 and 2002, respectively. Intercompany interest is included in net investment income.

The Company and Merrill Lynch Investment Managers, L.P. (“MLIM”) are parties to a service agreement whereby MLIM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLIM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $169, $171 and $150 for 2004, 2003 and 2002, respectively.

During 2002, MLIG entered into an agreement with Roszel Advisors, LLC (“Roszel”), a subsidiary of MLIG, with respect to administrative services for the MLIG Variable Insurance Trust (“the Trust”). Certain Separate Accounts of the Company may invest in the various mutual fund portfolios of the Trust in connection with variable annuity contracts the Company has inforce. Under this agreement, Roszel pays MLIG an amount equal to a percentage of the assets invested in the Trust through the Separate Accounts. Revenue attributable to this agreement is included in policy charge revenue. The Company received from MLIG its allocable share of such compensation in the amount of $180, $101 and $22 during 2004, 2003 and 2002, respectively.

The Company has a general agency agreement with Merrill Lynch Life Agency Inc. (“MLLA”) whereby registered representatives of MLPF&S, who are the Company’s licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $3,304, $2,267 and $1,902 for 2004, 2003 and 2002, respectively. Certain commissions were capitalized as DAC and are being amortized in accordance with the accounting policy discussed in Note 1 to the Financial Statements. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

NOTE 9. STOCKHOLDER’S EQUITY AND STATUTORY REGULATIONS

During 2004, the Company paid an ordinary cash dividend of $2,500 to MLIG. The Company filed no dividend requests during 2003 or 2002.

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

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the New York Insurance Department. The State of New York has adopted the National Association of Insurance Commissioners (“NAIC”) statutory accounting practices as a component of prescribed or permitted practices by the State of New York.

Statutory capital and surplus at December 31, 2004 and 2003, was $32,680 and $28,371, respectively. At December 31, 2004 and 2003, approximately $3,048 and $2,617, respectively, of stockholder’s equity was available for distribution to MLIG that does not require approval by the New York Insurance Department.

The Company’s statutory net income (loss) for 2004, 2003 and 2002 was $7,141, $6,567 and ($13,824), respectively. The statutory net loss incurred during 2002 was primarily due to establishing additional policy benefit reserves required by state insurance regulation.

The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. As of December 31, 2004, and 2003, based on the RBC formula, the Company’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.

NOTE 10. COMMITMENTS AND CONTINGENCIES

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). Based upon the public information available at this time, management believes the Company has no material financial obligations to state guaranty associations.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position or results of operations of the Company.

NOTE 11. SEGMENT INFORMATION

In reporting to management, the Company’s operating results are categorized into two business segments: Life Insurance and Annuities. The Company’s Life Insurance segment consists of variable life insurance and interest-sensitive life insurance contracts. The Company currently does not manufacture, market, or issue life insurance contracts. The Company’s Annuity segment consists of variable annuity and interest-sensitive annuity contracts. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. All revenue and expense transactions are recorded at the contract level and accumulated at the business segment level for review by management. The “Other” category, presented in the following segment financial information, represents net revenues and earnings on invested assets that do not support life or annuity contract owner liabilities.

The following table summarizes each business segment’s contribution to the consolidated amounts.

	2004
	Life
	Insurance	Annuities	Other	Total
Policy charge revenue	$7,624	$10,802	$—	$18,426
Net interest spread (1)	552	707	867	2,126
Net realized investment gains	—	113	14	127

Net revenues	8,176	11,622	881	20,679

Policy benefits	1,705	1,309	—	3,014
Reinsurance premium ceded	1,479	243	—	1,722
Amortization of DAC	1,130	(309)	—	821
Insurance expenses and taxes	1,269	2,730	—	3,999

Net benefits and expenses	5,583	3,973	—	9,556

Earnings before federal income tax provision	2,593	7,649	881	11,123

Federal income tax provision	520	2,431	308	3,259

Earnings before change in accounting principle	2,073	5,218	573	7,864

Change in accounting principle, net of tax	(115)	(1,917)	—	(2,032)

Net earnings	$1,958	$3,301	$573	$5,832

Balance Sheet Information:
Total assets	$380,257	$875,359	$25,963	$1,281,579
DAC	9,119	19,013	—	28,132
Policyholder liabilities and accruals	90,451	122,453	—	212,904
Other policyholder funds	449	650	—	1,099

	2003
	Life
	Insurance	Annuities	Other	Total
Policy charge revenue	$7,605	$8,783	$—	$16,388
Net interest spread (1)	485	1,697	837	3,019
Net realized investment gains	—	633	—	633

Net revenues	8,090	11,113	837	20,040

Policy benefits	2,114	1,913	—	4,027
Reinsurance premium ceded	1,562	15	—	1,577
Amortization of DAC	1,632	3,178	—	4,810
Insurance expenses and taxes	1,219	2,343	—	3,562

Net benefits and expenses	6,527	7,449	—	13,976

Earnings before federal income tax provision	1,563	3,664	837	6,064

Federal income tax provision	306	1,093	293	1,692

Net earnings	$1,257	$2,571	$544	$4,372

Balance Sheet Information:
Total assets	$397,569	$831,328	$22,863	$1,251,760
DAC	10,179	14,856	—	25,035
Policyholder liabilities and accruals	93,172	127,096	—	220,268
Other policyholder funds	677	1,437	—	2,114

	2002
	Life
	Insurance	Annuities	Other	Total
Policy charge revenue	$8,440	$9,523	$—	$17,963
Net interest spread (1)	662	2,503	808	3,973
Net realized investment losses	—	(3,045)	(113)	(3,158)

Net revenues	9,102	8,981	695	18,778

Policy benefits	2,216	2,270	—	4,486
Reinsurance premium ceded	1,748	—	—	1,748
Amortization of DAC	2,163	3,304	—	5,467
Insurance expenses and taxes	1,245	2,157	—	3,402

Net benefits and expenses	7,372	7,731	—	15,103

Earnings before federal income tax provision	1,730	1,250	695	3,675

Federal income tax provision (benefit)	367	(43)	243	567

Net earnings	$1,363	$1,293	$452	$3,108

Balance Sheet Information:
Total assets	$390,290	$725,557	$13,462	$1,129,309
DAC	11,760	15,762	—	27,522
Policyholder liabilities and accruals	99,271	136,926	—	236,197
Other policyholder funds	588	199	—	787

(1)	Management considers investment income net of interest credited to contract owners’ account balances in evaluating results.

The following table summarizes the Company’s total revenues by contract type for 2004, 2003 and 2002:

	2004	2003	2002
Life Insurance:
Variable life	$8,134	$8,041	$8,919
Interest-sensitive whole life	42	49	183

Total Life Insurance	8,176	8,090	9,102

Annuities:
Variable annuities	11,325	9,587	9,782
Interest-sensitive annuities	297	1,526	(801)

Total Annuities	11,622	11,113	8,981

Other	881	837	695

Net Revenues	$20,679	$20,040	$18,778

* * * * * *

SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML Life Insurance Company of New York (Registrant)

Date: March 30, 2005	By:	/s/ Joseph E. Justice Joseph E. Justice Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry G. Skolnick Barry G. Skolnick	Director, Senior Vice President, and General Counsel*	March 30, 2005

/s/ Joseph E. Justice Joseph E. Justice	Director, Senior Vice President, Chief Financial Officer, and Treasurer	March 30, 2005

* H. McIntyre Gardner	Director and Chairman of the Board	March 30, 2005

* Nikos K. Kardassis	Director, President, and Chief Executive Officer	March 30, 2005

* Deborah J. Adler	Director, Senior Vice President and Chief Actuary	March 30, 2005

* Frederick J. C. Butler	Director	March 30, 2005

* Richard M. Drew	Director	March 30, 2005

* Christopher J. Grady	Director and Senior Vice President	March 30, 2005

* Robert L. Israeloff	Director	March 30, 2005

* Robert A. King	Director	March 30, 2005

* Irving M. Pollack	Director	March 30, 2005

* Concetta M. Ruggiero	Director and Senior Vice President	March 30, 2005

* Lori M. Salvo	Director, Vice President, Chief Compliance Officer, Senior Counsel, Director of Compliance, and Secretary	March 30, 2005

* Cynthia Kahn Sherman	Director	March 30, 2005

/s/ Connie F. Yost Connie F. Yost	Vice President and Controller	March 30, 2005

*Signing in his own capacity and as Attorney-in-Fact.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy material has been or will be sent to Registrant’s security holder

     EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York	Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.

3.2	By-Laws of ML Life Insurance Company of New York	Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.

4.1	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
4.2	Modified Guaranteed Annuity Contract Application	Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
4.3	Qualified Retirement Plan Endorsement	Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
4.4	IRA Endorsement	Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.5	Company Name Change Endorsement	Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
4.6	IRA Endorsement, MLNY009	Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94	Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.
4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94	Incorporated by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.
10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc.	Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation	Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(c) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.
10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(k) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.
23.1	Written Consent of Deloitte & Touche LLP, independent registered public accounting firm	Exhibit 23.1

24.1	Power of attorney of Frederick J. C.Butler	Incorporated by reference to Exhibit 24(a) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.2	Power of attorney of Robert L. Israeloff	Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.

24.3	Power of attorney of Cynthia L. Kahn	Incorporated by reference to Exhibit 24(i) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.4	Power of attorney of Robert A. King	Incorporated by reference to Exhibit 24(j) to Post-Effective Amendment No. 1 the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.5	Power of attorney of Irving M. Pollack	Incorporated by reference to Exhibit 24(k) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.6	Power of attorney of Barry G. Skolnick	Incorporated by reference to Exhibit 24(l) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.7	Power of attorney of Richard M. Drew	Incorporated by reference to Exhibit 24.14 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 30, 2000.
24.8	Power of attorney of Christopher J. Grady	Incorporated by reference to Exhibit 24.12 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed April 2, 2001.
24.9	Power of attorney of H. McIntyre Gardner	Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.
24.10	Power of attorney of Joseph Justice	Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.
24.11	Power of attorney of Nikos K. Kardassis	Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.
24.12	Power of attorney of Lori M. Salvo	Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.
24.13	Power of attorney of Deborah J. Adler	Incorporated by reference to Exhibit 24.13 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 29, 2004.
24.14	Power of attorney of Concetta M. Ruggiero	Incorporated by reference to Exhibit 24.14 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 29, 2004.
31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.1
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.2
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2