Form 10-Q
period 2005-03-31
ML LIFE INSURANCE CO OF NEW YORK
filed 2005-05-12
CIK 862923

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I.  Financial Information
Item 1.  Financial Statements


ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------


                                                                                 March 31,        December 31,
ASSETS                                                                             2005               2004
                                                                                ----------        ----------
INVESTMENTS:
  Fixed maturity securities, available-for-sale, at estimated fair value
    (amortized cost:  2005 - $178,070; 2004 - $177,601)                         $  177,811        $  179,753
  Equity securities, available-for-sale, at estimated
    fair value (cost:  2005 - $107; 2004 - $0)                                         107                --
  Policy loans on insurance contracts, at outstanding loan balances                 75,421            76,750
                                                                                ----------        ----------

            Total Investments                                                      253,339           256,503



CASH AND CASH EQUIVALENTS                                                            6,559             6,649

ACCRUED INVESTMENT INCOME                                                            4,031             3,919

DEFERRED POLICY ACQUISITION COSTS                                                   27,479            28,132

RECEIVABLES FROM SECURITIES SOLD                                                       107                --

OTHER ASSETS                                                                         4,206             5,978

SEPARATE ACCOUNTS ASSETS                                                           946,877           980,398
                                                                                ----------        ----------

TOTAL ASSETS                                                                    $1,242,598        $1,281,579
                                                                                ==========        ==========



See accompanying notes to financial statements.                     (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS (Continued)
(Dollars in thousands, except common stock par value and shares) (Unaudited)
--------------------------------------------------------------------------------

                                                                 March 31,        December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                               2005               2004
                                                               -----------         ----------
LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
        Policyholders' account balances                        $   203,899         $  207,639
        Claims and claims settlement expenses                        3,756              5,265
                                                               -----------         ----------

            Total Policyholder Liabilities and Accruals            207,655            212,904

      OTHER POLICYHOLDER FUNDS                                         875              1,099

      FEDERAL INCOME TAXES - DEFERRED                                3,534              3,871

      FEDERAL INCOME TAXES - CURRENT                                   381                734

      AFFILIATED PAYABLES - NET                                      1,592              2,357

      OTHER LIABILITIES                                                969                 --

      SEPARATE ACCOUNTS LIABILITIES                                946,877            980,398
                                                               -----------         ----------

            Total Liabilities                                    1,161,883          1,201,363
                                                               -----------         ----------

STOCKHOLDER'S EQUITY:
   Common stock, $10 par value - 220,000 shares
      authorized, issued and outstanding                             2,200              2,200
   Additional paid-in capital                                       52,310             52,310
   Retained earnings                                                26,921             25,088
   Accumulated other comprehensive income (loss)                      (716)               618
                                                               -----------         ----------

            Total Stockholder's Equity                              80,715             80,216
                                                               -----------         ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                     $ 1,242,598         $1,281,579
                                                               ===========         ==========


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                               -----------------------
                                                                                 2005            2004
                                                                               -------         -------
REVENUES:
         Policy charge revenue                                                 $ 4,707         $ 4,656
         Net investment income                                                   2,844           2,938
         Net realized investment gains (losses)                                    (66)              2
                                                                               -------         -------
                           Total Revenues                                        7,485           7,596
                                                                               -------         -------
BENEFITS AND EXPENSES:
         Interest credited to policyholders' account balances                    1,925           2,373
         Policy benefits (net of reinsurance recoveries:  2005 - $3;
           2004 - $292)                                                            631             478
         Reinsurance premium ceded                                                 454             420
         Amortization of deferred policy acquisition costs                       1,039           1,191
         Insurance expenses and taxes                                              841             685
                                                                               -------         -------
                           Total Benefits and Expenses                           4,890           5,147
                                                                               -------         -------
                           Earnings Before Federal Income Tax Provision          2,595           2,449
                                                                               -------         -------
FEDERAL INCOME TAX PROVISION (BENEFIT):
         Current                                                                   381           1,150
         Deferred                                                                  381            (293)
                                                                               -------         -------
                           Total Federal Income Tax Provision                      762             857
                                                                               -------         -------
NET EARNINGS BEFORE CHANGE IN ACCOUNTING PRINCIPLE                               1,833           1,592
                                                                               -------         -------
                           Change in Accounting Principle, Net of Tax               --          (2,032)
                                                                               -------         -------
NET EARNINGS (LOSS)                                                            $ 1,833         $  (440)
                                                                               =======         =======

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                     -----------------------
                                                                                       2005            2004
                                                                                     -------         -------
NET EARNINGS (LOSS)                                                                  $ 1,833         $  (440)
                                                                                     -------         -------
OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains (losses) on available-for-sale securities:
      Net unrealized holding gains (losses) arising during the period                 (2,477)          1,933
      Reclassification adjustment for (gains) losses included in net earnings             66              (2)
                                                                                     -------         -------

      Net unrealized gains (losses) on available-for-sale securities                  (2,411)          1,931

      Adjustments for:
         Policyholder liabilities                                                        359             305
         Deferred federal income taxes                                                   718            (782)
                                                                                     -------         -------
   Total other comprehensive income (loss), net of taxes                              (1,334)          1,454
                                                                                     -------         -------
COMPREHENSIVE INCOME                                                                 $   499         $ 1,014
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

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------

                                                                                            Accumulated
                                                             Additional                        other          Total
                                              Common          paid-in          Retained    comprehensive   stockholder's
                                               stock          capital          earnings    income (loss)      equity
                                              -------        ---------         --------    -------------   -------------
BALANCE JANUARY 1, 2004                       $ 2,200         $ 52,310         $21,756        $ 1,351         $77,617

  Net earnings                                                                   5,832                          5,832

  Cash dividend paid to parent                                                  (2,500)                        (2,500)

  Other comprehensive loss, net of tax                                                           (733)           (733)
                                              -------         --------         -------        -------         -------

BALANCE, DECEMBER 31, 2004                      2,200           52,310          25,088            618          80,216

  Net earnings                                                                   1,833                          1,833

  Other comprehensive loss, net of tax                                                         (1,334)         (1,334)
                                              -------         --------         -------        -------         -------

BALANCE, MARCH 31, 2005                       $ 2,200         $ 52,310         $26,921        $  (716)        $80,715
                                              =======         ========         =======        =======         =======

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)
--------------------------------------------------------------------------------

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                            ---------
                                                                                      2005             2004
                                                                                      ----             ----
Cash Flows From Operating Activities:
  Net earnings                                                                     $  1,833         $   (440)
  Noncash items included in earnings:
    Change in accounting principle, net of tax                                           --            2,032
    Amortization of deferred policy acquisition costs                                 1,039            1,191
    Capitalization of policy acquisition costs                                         (386)          (1,043)
    Amortization of investments                                                         196              163
    Interest credited to policyholders' account balances                              1,925            2,373
    Change in variable contract reserves                                                 63               77
    Provision (benefit) for deferred Federal income tax                                 381             (293)
  (Increase) decrease in operating assets:
    Accrued investment income                                                          (112)            (136)
    Other                                                                             1,772             (337)
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                                            (1,509)            (530)
    Other policyholder funds                                                           (224)          (1,239)
    Federal income taxes - current                                                     (353)           1,150
    Affiliated payables - net                                                          (765)             791
    Other                                                                               969              158
  Other operating activities:
    Net realized investment gains (losses)                                               66               (2)
                                                                                   --------         --------
             Net cash and cash equivalents provided by operating activities           4,895            3,915
                                                                                   --------         --------

Cash Flows From Investing Activities:
  Proceeds from (payments for):
    Sales of available-for-sale securities                                            8,176               --
    Maturities of available-for-sale securities                                       1,674           11,336
    Purchases of available-for-sale securities                                      (10,795)          (5,538)
    Policy loans on insurance contracts                                               1,329            1,466
                                                                                   --------         --------
             Net cash and cash equivalents provided by investing activities        $    384         $  7,264
                                                                                   --------         --------

See accompanying notes to financial statements.                      (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  -------------------------
                                                                                    2005             2004
                                                                                  --------         --------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Policyholder deposits (excludes internal policy replacement deposits)        $  8,099         $ 21,977
     Policyholder withdrawals (including transfers from separate accounts)         (13,468)         (28,030)
                                                                                  --------         --------

         Net cash and cash equivalents used in financing activities                 (5,369)          (6,053)
                                                                                  --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (90)           5,126

CASH AND CASH EQUIVALENTS:
         Beginning of year                                                           6,649           12,338
                                                                                  --------         --------

         End of period                                                            $  6,559         $ 17,464
                                                                                  ========         ========

Supplementary Disclosure of Cash Flow Information:
         Cash paid to affiliates for:
                  Federal income taxes                                            $    734         $     --
                  Intercompany interest                                                 17                3


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
--------------------------------------------------------------------------------

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

For a complete discussion of the Company's 2004 financial statements and accounting policies, refer to the Company's 2004 Annual Report on Form 10-K for the year ended December 31, 2004.

The interim Financial Statements for the three month period are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the financial statements have been included. These unaudited Financial Statements should be read in conjunction with the audited financial statements included in the 2004 Annual Report on Form 10-K. The December 31, 2004 unaudited Balance Sheet was derived from the audited 2004 financial statements. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. In presenting the Financial Statements, management makes estimates that affect the reported amounts and disclosures in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Financial Statements, and it is possible that such changes could occur in the near term.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management's intent and ability to hold the securities with unrealized losses. In September 2004, the Financial Accounting Standards Board ("FASB") approved FASB Staff Position EITF 03-1, which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. The impact on the Company's Financial Statements will be determined when the final EITF 03-1 is issued. The Company will adopt the guidance at the time it is issued. The Company previously implemented the disclosure requirements of EITF 03-1 in its 2003 Financial Statements.

NOTE 3. INVESTMENTS

The Company's investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included in stockholder's equity as a component of accumulated other comprehensive income (loss), net of tax. If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. There were no realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value for the three months ended March 31, 2005 and 2004.

The Company has recorded certain adjustments to policyholders' account balances in conjunction with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts policyholders' account balances as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive income (loss), net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive income (loss) were as follows:

                                                         March 31,    December 31,
                                                            2005          2004
                                                         ---------    ------------
Assets:
    Fixed maturity securities                            $  (259)        $2,152
                                                         -------         ------

Liabilities:
    Policyholders' account balances                          843          1,202
    Federal income taxes - deferred                         (386)           332
                                                         -------         ------
                                                             457          1,534
                                                         -------         ------
Stockholder's equity:
    Accumulated other comprehensive income (loss)        $  (716)        $  618
                                                         =======         ======

NOTE 4. FEDERAL INCOME TAXES

The following is a reconciliation of the provision for income taxes based on earnings before Federal income taxes, computed using the Federal statutory tax rate, versus the reported provision for income taxes.

                                                                      Three Months Ended
                                                                           March 31,
                                                                      ------------------
                                                                       2005         2004
                                                                      -----         ----
 Provision for income taxes computed at Federal statutory rate        $ 908         $857
 Decrease in income taxes resulting from:
    Dividend received deduction                                        (131)          --
    Foreign tax credit                                                  (15)          --
                                                                      -----         ----
Federal income tax provision                                          $ 762         $857
                                                                      =====         ====

The Federal statutory rate for the three month periods ended March 31 was 35%.

NOTE 5. STOCKHOLDER'S EQUITY AND STATUTORY ACCOUNTING PRACTICES

The Company's statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the New York Insurance Department. The State of New York has adopted the National Association of Insurance Commissioner's statutory accounting practices, as a component of prescribed or permitted accounting practices by the State of New York.

Statutory capital and surplus at March 31, 2005 and December 31, 2004 were $34,116 and $32,680, respectively. For the three month periods ended March 31, 2005 and 2004, statutory net income was $1,445 and $1,949, respectively.

NOTE 6. SEGMENT INFORMATION

In reporting to management, the Company's operating results are categorized into two business segments: Annuities and Life Insurance. The Company's Annuity segment consists of variable annuities and interest-sensitive annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. During 2003, the Company ceased manufacturing or issuing life insurance products. The accounting policies of the business segments are the same as those for the Company's financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The "Other" category, presented in the following segment financial information, represents net revenues and net earnings on invested assets that do not support annuity or life insurance contract owner liabilities.

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings.

                                                                  Three Months Ended
                                                                      March 31,
                                                                ---------------------
                                                                 2005           2004
                                                                ------        -------
Net Revenues (1):
    Annuities                                                   $3,026        $ 2,860
    Life Insurance                                               2,292          2,059
    Other                                                          242            304
                                                                ------        -------

Net Revenues                                                    $5,560        $ 5,223
                                                                ======        =======

Net Earnings Before Change in Accounting Principle:
    Annuities                                                   $  697        $   870
    Life Insurance                                                 979            525
    Other                                                          157            197
                                                                ------        -------
      Net Earnings Before Change in Accounting Principle         1,833          1,592
                                                                ------        -------

Change in Accounting Principle, Net of Tax:
    Annuities                                                       --         (1,917)
    Life Insurance                                                  --           (115)
                                                                ------        -------
      Change in Accounting Principle, Net of Tax                    --         (2,032)
                                                                ------        -------
Net Earnings                                                    $1,833        $  (440)
                                                                ======        =======

(1) Net revenues include total revenues net of interest credited to policyholders' account balances.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

This Management's Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.

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

LIFE INSURANCE STRATEGY

During the first quarter 2003, the Company discontinued manufacturing its single premium variable life insurance product. As a result, the Company currently does not manufacture, market, or issue life insurance products.

During the first quarter 2005, the Company transitioned the policy administration of its inforce life insurance contracts to an unaffiliated third party service provider, which is considered a leading provider of insurance products administration services. The Company remains committed to the delivery of high quality services for all life insurance contracts inforce.

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

Fluctuations in the U.S. equity market also directly impact the Company's exposure to guaranteed minimum death benefit ("GMDB") provisions contained in the variable annuities it manufactures. Negative investment performance generally results in greater exposure to GMDB provisions, to the extent there is an increase in the number of variable contracts (and amount per contract) in which the GMDB exceeds the variable account balance. Prolonged periods of negative investment performance may result in greater GMDB expense because it may change the Company's assumptions regarding the long term cost of GMDBs. If the Company increases its estimated long term GMDB cost, it will result in establishing greater GMDB reserves as compared to current practice. GMDB expense is recorded as a component of policy benefits.

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). Concerns over inflationary pressures and further increases in interest rates overshadowed the momentum gained by the equity markets during the fourth quarter 2004. All three major U.S. equity indices declined during the first quarter 2005, marking a reversal from the comeback made at the end of last year. The Dow finished the first quarter down 2.9%, lower than the 0.9% decline for the first quarter 2004. The NASDAQ, comprised of many technology stocks, fell 8.1% for the first quarter compared to a slight decline of 0.5% during the first quarter 2004. The S&P declined 2.6% during the first quarter as opposed to the 1.3% increase for the first quarter 2004.

Despite equity market decreases during the first quarter 2005, average variable account balances increased $3.6 million to $960.9 million at March 31, 2005 as compared to March 31, 2004. This slight increase is primarily a result of the equity market highs incurred during the fourth quarter 2004. As a result, asset-based fees and GMDB expenses were relatively unchanged during the first three months of 2005 as compared to the same period in 2004.

Medium Term Interest Rates

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the first three months of 2005, the U.S. Federal Reserve System's Federal Open Market Committee raised the federal funds rate twice during the quarter to 2.75%. Changes in interest rates affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities. Also, since the Company has certain fixed products that contain guaranteed minimum crediting rates, decreases in interest rates can decrease the amount of interest spread earned by the Company.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

                                                                              Three Months Ended
                                                                                   March 31,
                                                                           --------------------------
                                                                             2005              2004
                                                                           --------          --------
Average medium term interest rate yield                                        3.73%             2.39%
Increase (decrease) in medium term interest rates (in basis points)              75                (3)

Credit spreads (in basis points)                                                 95                81
Widening (contracting) of credit spreads (in basis points)                       23                (4)

Increase (decrease) on market valuations (in millions):
   Available-for-sale investment securities                                $   (2.4)         $    1.9
   Interest-sensitive policyholder liabilities                                  0.4               0.3
                                                                           --------          --------
Net increase (decrease) on market valuations                               $   (2.0)         $    2.2
                                                                           ========          ========

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

The Company's critical accounting policies and estimates are discussed below. For a full description of these and other accounting policies see Note 1 of the 2004 Annual Report.

Valuation of Fixed Maturity Securities

The Company's principal investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. The Company primarily utilizes pricing services and broker quotes to determine the fair value of non-publicly traded fixed maturity and equity securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At March 31, 2005 and December 31, 2004, approximately, $32.6 million (or 18%) and $31.8 million (or 18%), respectively, of the Company's fixed maturity and equity securities portfolio consisted of non-publicly traded securities.

Changes in the fair value of fixed maturity securities are reported as a component of accumulated other comprehensive income (loss) on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

Other-Than-Temporary Impairment Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company's ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. There were no OTT impairments on investments in fixed maturity securities for the three month periods ended March 31, 2005 and 2004.

Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At March 31, 2005, variable annuities and variable life insurance accounted for $18.8 million (or 69%) and $8.6 million (or 31%), respectively, of the Company's DAC asset. At December 31, 2004, variable annuities and variable life insurance accounted for $19.0 million (or 68%) and $9.1 million (or 32%), respectively, of the Company's DAC asset.

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

Future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. The impact of revisions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as "DAC unlocking". During 2004, the Company elected to adopt new assumptions for market returns associated with assets held in the Company's variable annuity separate accounts. If returns over a determined historical period differ from the Company's long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. This method for projecting market returns is known as reversion to the mean, a standard industry practice. The Company previously established estimates for market returns based on actual historical results and on future anticipated market returns without the use of a mean reversion technique. Changes in assumptions can have a significant impact on the amount of DAC reported for variable annuities and variable life insurance products and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

The most significant assumptions involved in the estimation of future gross profits are future net separate accounts performance, surrender rates, and mortality rates. For variable annuities, the Company generally establishes a long-term rate of net separate accounts growth. The long-term rate may be adjusted if the Company's long-term expectations change. Using the mean reversion technique, the Company modifies the rate of net variable annuity separate accounts growth over the near term, based on recent historical returns. The result is that the long-term rate is assumed to be realized over a period of approximately ten years. For variable life, the Company generally assumes a level long-term rate of net variable life separate accounts growth for all future years. The long-term rate may be adjusted if the Company's long-term expectations change. Additionally, the Company may modify the rate of net separate accounts growth over the short term to reflect the Company's near-term expectations of the economy and financial market performance in which separate accounts assets are invested.

Policyholder Liabilities

The Company establishes liabilities for amounts payable for its life insurance and annuity contracts. At March 31, 2005 and December 31, 2004, life and annuity policyholder liabilities were $203.9 million and $207.6 million, respectively. These liabilities are actuarially determined reserves, which are calculated to meet the Company's future obligations. Reserves are calculated using actuarial methods and mortality tables in general use in the United States and in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. Inherent in these standards are estimates and assumptions regarding mortality, surrender rates, policy expenses, investment yields, and inflation. These estimates and assumptions are influenced by the Company's historical experience, current developments, and anticipated market trends. Changes in actuarial estimates and assumptions or differences between actual and expected experience can significantly affect the Company's reserve liabilities and subsequently impact future operations.

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

Specific estimates include the realization of the dividend-received deduction ("DRD") and the foreign tax credit ("FTC"). A portion of the Company's investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year's provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. See Note 4 to the Financial Statements for period-to-period differences in DRD and FTC adjustments.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management's intent and ability to hold the securities with unrealized losses. In September 2004, the Financial Accounting Standards Board ("FASB") approved FASB Staff Position EITF 03-1, which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. The impact on the Company's Financial Statements will be determined when the final EITF 03-1 is issued. The Company will adopt the guidance at the time it is issued. The Company previously implemented the disclosure requirements of EITF 03-1 in its 2003 Financial Statements.

NEW BUSINESS

The Company has strategically placed its marketing emphasis on the sale of variable annuity products. These products are designed to address the retirement planning needs of Merrill Lynch & Co.'s clients. Each variable annuity product provides tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. The Company issues three classes of variable annuity products including B-Share, C-Share, and L-Share classes. These classes are differentiated by the surrender charge period and the types of contract fees charged to the contract owner. Current available contract features on select products include guaranteed minimum death benefits and guaranteed minimum income benefits. During 2005, the Company plans to introduce a new variable annuity product line, which is intended to replace the existing variable annuity products (subject to state approval). The new variable annuity product line provides the ability to customize variable annuity products with specific contract features, charge structures, and investment options.

In addition, the Company issues a modified guaranteed annuity product. The modified guaranteed annuity product also provides tax-deferred retirement savings through a guaranteed fixed interest rate for a period selected by the contract owner, but imposes a market value adjustment for withdrawals prior to the expiration of the guarantee period.

Annuity and life insurance deposits decreased $13.5 million (or 60%) to $9.0 million during the first three months of 2005 as compared to the same period in 2004. Annuity and life insurance deposits by product were as follows:

                                   ($ In Millions)                 Change
                            -----------------------------    -------------------
                            First Quarter   First Quarter
                                 2005           2004            $          %
                               -------        -------        -------    -------
Variable Annuities:
   B-Share                     $   7.1        $  19.9        $ -12.8        -64%
   L-Share                         1.4            1.4             --         --
   C-Share                         0.4            1.1           -0.7        -64
                               -------        -------        -------    -------
                                   8.9           22.4          -13.5        -60
                               -------        -------        -------    -------
Variable Life Insurance            0.1            0.1             --         --
                               -------        -------        -------    -------
Total Direct Deposits          $   9.0        $  22.5        $ -13.5        -60%
                               =======        =======        =======    =======

During the first three months of 2005, variable annuity deposits decreased $13.5 million (or 60%) to $8.9 million as compared to the same period in 2004. During the first three months of 2005, variable annuity deposits were impacted by a planned reduction in the number of annuity wholesalers and the resulting geographical realignment of annuity sales territories. Management also attributes the reduction in variable annuity deposits to general economic conditions and to uncertainties regarding the regulatory environment relating to the distribution of annuity products. Further, management believes variable annuity deposits were adversely impacted by the intensified focus on the anticipated introduction of the new variable annuity product line mentioned above.

SURRENDERS

Policy and contract surrenders increased $4.1 million (or 16%) to $29.3 million during the first three months of 2005 as compared to the same period in 2004. During the first three months of 2005, variable annuity surrenders increased $4.2 million (or 29%) to $18.9 million as compared to the same period in 2004. The increase in variable annuity surrenders is primarily a result of the anticipated increase in lapse rates on variable annuity contracts reaching the end of their surrender charge period.

FINANCIAL CONDITION

At March 31, 2005, the Company's assets were $1,242.6 million or $39.0 million lower than the $1,281.6 million in assets at December 31, 2004. Assets excluding separate accounts assets decreased $5.5 million (or 2%) primarily due to a reduction in the number of fixed rate contracts inforce and a decrease in market values on investment securities as a result of the rising interest rate environment during the first three months of 2005. Separate accounts assets, which represent 76% of total assets, decreased $33.5 million (or 3%) to $946.9 million. Changes in separate accounts assets were as follows:

                                                  First Quarter
                                                      2005
                                                      ----
                                                  (In Millions)
Net cash outflow                                     $(23.2)
Investment performance                                (10.3)
                                                     ------
Net decrease                                         $(33.5)
                                                     ======

During the first three months of 2005, the Company experienced contract owner withdrawals that exceeded deposits on all products by $27.4 million. The components of contract owner transactions were as follows:

                                                       First Quarter
                                                           2005
                                                           ----
                                                       (In Millions)
Deposits collected                                         $ 9.0
Internal tax-free exchanges                                 (0.9)
                                                          ------
     Net contract owner deposits                             8.1
                                                          ------
Contract owner withdrawals                                  13.5
Net transfers from separate accounts                        22.0
                                                          ------
     Net contract owner withdrawals                         35.5
                                                          ------
Net contract owner activity                               $(27.4)
                                                          ======

At March 31, 2005 and December 31, 2004, all of the Company's fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Also, at March 31, 2005, approximately $6.6 million (or 4%) of the Company's fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's, as compared to $7.5 million (or 4%) of the Company's fixed maturity securities at December 31, 2004.

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 2005, the Company's assets included $179.7 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

During June 2003, the Company and Merrill Lynch & Co. executed a "keepwell" agreement. The agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory capital requirements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations as of March 31, 2005:

                                    Less Than        Three to          More Than
                                   Three Years      Five Years        Five Years       Total
                                   -----------      ----------        ----------       -----
                                                        (In Millions)
Contractual Obligations:
   Long-term liabilities (1)          $ 1.5             1.8              15.4           18.7

(1) The long-term liabilities include policyholder liabilities for which the Company believes the amount and timing of the payments are essentially fixed and determinable. These amounts primarily relate to contracts where the Company is currently making payments to policyholders and will continue to do so until the occurrence of a specific event.

      Liabilities for future policyholder benefits of $185.2 million have been excluded from this table. These amounts primarily relate to contracts where i) the Company is not currently making payments and will not make payments in the future until the occurrence of an insurable event or ii) the occurrence of a payment triggering event (i.e. death or withdrawal) is outside the control of the Company. Such amounts are not determinable.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2005 and 2004, the Company recorded net earnings (loss) of $1.8 million and ($0.4) million, respectively.

Net earnings derived from interest spread increased $0.4 million (or 63%) to $0.9 million during the first three months of 2005 as compared to $0.5 million during the same period in 2004. The following table provides the components and changes in interest spread for each respective period.

                                                First      First
                                               Quarter    Quarter
                 Interest Spread                 2005       2004       Change
                 ---------------                 ----       ----       ------
                                                        (In Millions)
Net investment income                            $ 2.8       $ 2.9      $ (0.1)(1)
Interest credited to policyholders' account
  balances                                        (1.9)       (2.4)        0.5(2)
                                                 -----       -----       -----
                                                 $ 0.9       $ 0.5      $  0.4
                                                 =====       =====       =====

(1) Despite the reduction in fixed rate contracts inforce, net investment income was favorably impacted by the increasing interest rate environment during the first three months of 2005 as compared to the same period in 2004.

(2) Primarily due to the reduction in fixed rate contracts inforce during the first three months of 2005 as compared to the same period in 2004.

Net realized investment losses increased $0.1 million to $0.1 million during the first three months of 2005 as compared to the same period in 2004. The increase in net realized investment losses is primarily due to decreases to asset market valuations resulting from the increasing interest rate environment during the first three months of 2005 as compared to the same period in 2004.

Policy benefits increased $0.1 million (or 32%) to $0.6 million during the first three months of 2005 as compared to $0.5 million during the same period in 2004. The increase in policy benefits is primarily due to an increase in life insurance mortality expense resulting from an increase in net amount at risk per death claim.

Amortization of deferred policy acquisition costs decreased $0.2 million (or 13%) to $1.0 million during the first three months of 2005 as compared to $1.2 million during the same period in 2004. The decrease in amortization of deferred policy acquisition costs is primarily due to increased life insurance mortality expense during the first three months of 2005 as compared to the same period in 2004.

Insurance expenses and taxes increased $0.1 million (or 23%) to $0.8 million during the first three months of 2005 as compared to $0.7 million during the same period in 2004. The increase in insurance expenses and taxes is primarily due to new product development expenses incurred during the first three months of 2005.

The Company's effective federal income tax rate was 29% during the first three months of 2005 as compared to 35% during the equivalent period in 2004. The change in the effective federal income tax rate is primarily due to DRD and FTC adjustments recorded during the first three months of 2005.

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


Date: May 11, 2005

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