Form 10-Q
period 2005-06-30
ML LIFE INSURANCE CO OF NEW YORK
filed 2005-08-12
CIK 862923

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. Financial Information
Item 1. Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------

                                                                                  June 30,   December 31,
ASSETS                                                                              2005         2004
------                                                                           ----------  ------------
INVESTMENTS:

         Fixed maturity securities, available-for-sale, at estimated fair value
              (amortized cost:  2005 - $168,763; 2004 - $177,601)                $  169,836  $  179,753
         Equity securities, available-for-sale, at estimated fair value
              (cost:  2005 - $411; 2004 - $0)                                           411          --
         Policy loans on insurance contracts, at outstanding loan balances           75,670      76,750
                                                                                 ----------  ----------

                  Total Investments                                                 245,917     256,503



CASH AND CASH EQUIVALENTS                                                            18,356       6,649
ACCRUED INVESTMENT INCOME                                                             4,209       3,919
DEFERRED POLICY ACQUISITION COSTS                                                    26,860      28,132
OTHER ASSETS                                                                          4,112       5,978
SEPARATE ACCOUNTS ASSETS                                                            936,000     980,398
                                                                                 ----------  ----------


TOTAL ASSETS                                                                     $1,235,454  $1,281,579
                                                                                 ==========  ==========


See accompanying notes to financial statements.                      (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS (Continued)
(Dollars in thousands, except common stock par value and shares) (Unaudited)
--------------------------------------------------------------------------------

                                                                 June 30,    December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                               2005          2004
------------------------------------                           -----------   -----------
LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
       Policyholders' account balances                         $   203,742   $   207,639
         Claims and claims settlement expenses                       3,778         5,265
                                                               -----------   -----------

                  Total Policyholder Liabilities and Accruals      207,520       212,904


      OTHER POLICYHOLDER FUNDS                                         639         1,099
      FEDERAL INCOME TAXES - DEFERRED                                3,739         3,871
      FEDERAL INCOME TAXES - CURRENT                                   421           734
      PAYABLES FOR SECURITIES PURCHASED                              1,495            --
      AFFILIATED PAYABLES - NET                                      2,205         2,357
      OTHER LIABILITIES                                                372            --
      SEPARATE ACCOUNTS LIABILITIES                                936,000       980,398
                                                               -----------   -----------

                  Total Liabilities                              1,152,391     1,201,363
                                                               -----------   -----------
STOCKHOLDER'S EQUITY:
    Common stock, $10 par value - 220,000 shares
       authorized, issued and outstanding                            2,200         2,200
    Additional paid-in capital                                      52,310        52,310
    Retained earnings                                               28,702        25,088
    Accumulated other comprehensive income (loss)                     (149)          618
                                                               -----------   -----------

                  Total Stockholder's Equity                        83,063        80,216
                                                               -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                     $ 1,235,454   $ 1,281,579
                                                               ===========   ===========


See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------

                                                                         Three Months Ended
                                                                               June 30,
                                                                         ------------------
                                                                           2005      2004
                                                                         -------   -------
REVENUES:
         Policy charge revenue                                           $ 4,589   $ 4,546
         Net investment income                                             2,777     2,724
         Net realized investment gains                                         9       243
                                                                         -------   -------

                           Total Revenues                                  7,375     7,513
                                                                         -------   -------

BENEFITS AND EXPENSES:
         Interest credited to policyholders' account balances              2,051     2,238
         Policy benefits (net of reinsurance recoveries:  2005 - $51;
           2004 - $93)                                                       504       559
         Reinsurance premium ceded                                           459       481
         Amortization of deferred policy acquisition costs                 1,014     1,020
         Insurance expenses and taxes                                      1,244       659
                                                                         -------   -------

                           Total Benefits and Expenses                     5,272     4,957
                                                                         -------   -------

                           Earnings Before Federal Income Tax Provision    2,103     2,556
                                                                         -------   -------
FEDERAL INCOME TAX PROVISION (BENEFIT):
         Current                                                             421       696
         Deferred                                                            (99)       55
                                                                         -------   -------

                           Total Federal Income Tax Provision                322       751
                                                                         -------   -------

NET EARNINGS                                                             $ 1,781   $ 1,805
                                                                         =======   =======

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                 -------------------
                                                                                   2005       2004
                                                                                 --------   --------
REVENUES:

         Policy charge revenue                                                   $  9,296   $  9,202
         Net investment income                                                      5,621      5,662
         Net realized investment gains (losses)                                       (57)       245
                                                                                 --------   --------

                           Total Revenues                                          14,860     15,109
                                                                                 --------   --------

BENEFITS AND EXPENSES:
         Interest credited to policyholders' account balances                       3,976      4,611
         Policy benefits (net of reinsurance recoveries:  2005 - $54;
           2004 - $385)                                                             1,135      1,037
         Reinsurance premium ceded                                                    913        901
         Amortization of deferred policy acquisition costs                          2,053      2,211
         Insurance expenses and taxes                                               2,085      1,344
                                                                                 --------   --------

                           Total Benefits and Expenses                             10,162     10,104
                                                                                 --------   --------

                           Earnings Before Federal Income Tax Provision             4,698      5,005
                                                                                 --------   --------

FEDERAL INCOME TAX PROVISION (BENEFIT):
         Current                                                                      802      1,846
         Deferred                                                                     282       (238)
                                                                                 --------   --------

                           Total Federal Income Tax Provision                       1,084      1,608
                                                                                 --------   --------

EARNINGS BEFORE CHANGE IN ACCOUNTING PRINCIPLE                                      3,614      3,397
                                                                                 --------   --------

                           Change in Accounting Principle, Net of Tax                  --     (2,032)
                                                                                 --------   --------

NET EARNINGS                                                                     $  3,614   $  1,365
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

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                            June 30,
                                                                       -----------------
                                                                         2005      2004
                                                                       -------   -------
NET EARNINGS                                                           $ 1,781   $ 1,805
                                                                       -------   -------
OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains (losses) on available-for-sale securities:
      Net unrealized holding gains (losses) arising during the period    1,341    (5,053)
      Reclassification adjustment for gains included in net earnings        (9)     (243)
                                                                       -------   -------

   Net unrealized gains (losses) on available-for-sale securities        1,332    (5,296)

      Adjustments for:
         Policyholder liabilities                                         (461)      465
         Deferred federal income taxes                                    (304)    1,691
                                                                       -------   -------
Total other comprehensive income (loss), net of taxes                      567    (3,140)
                                                                       -------   -------

COMPREHENSIVE INCOME (LOSS)                                            $ 2,348   $(1,335)
                                                                       =======   =======

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------

                                                                                Six Months Ended
                                                                                    June 30,
                                                                               -----------------
                                                                                 2005      2004
                                                                               -------   -------
NET EARNINGS                                                                   $ 3,614   $ 1,365
                                                                               -------   -------
OTHER COMPREHENSIVE LOSS:

   Net unrealized losses on available-for-sale securities:
      Net unrealized holding losses arising during the period                   (1,136)   (3,120)
      Reclassification adjustment for (gains) losses included in net earnings       57      (245)
                                                                               -------   -------
   Net unrealized losses on available-for-sale securities                       (1,079)   (3,365)

      Adjustments for:
              Policyholder liabilities                                            (102)      770
              Deferred federal income taxes                                        414       909
                                                                               -------   -------
Total other comprehensive loss, net of taxes                                      (767)   (1,686)
                                                                               -------   -------

COMPREHENSIVE INCOME (LOSS)                                                    $ 2,847   $  (321)
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

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------


                                                                                             Accumulated
                                                             Additional                         other            Total
                                                Common        paid-in         Retained      comprehensive     stockholder's
                                                stock         capital         earnings      income (loss)        equity
                                              --------       --------         --------      -------------     -------------
BALANCE JANUARY 1, 2004                       $  2,200       $ 52,310         $ 21,756      $       1,351     $   77,617

  Net earnings                                                                   5,832                             5,832

  Cash dividend paid to parent                                                  (2,500)                           (2,500)

  Other comprehensive loss, net of tax                                                               (733)          (733)
                                              --------       --------         --------      -------------     -------------

BALANCE, DECEMBER 31, 2004                       2,200         52,310           25,088                618         80,216

  Net earnings                                                                   3,614                             3,614

  Other comprehensive loss, net of tax                                                               (767)          (767)
                                              --------       --------         --------      -------------     -------------

BALANCE, JUNE 30, 2005                        $  2,200       $ 52,310         $ 28,702      $        (149)      $ 83,063
                                              ========       ========         ========      =============     =============

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)
--------------------------------------------------------------------------------

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                 -----------------------
                                                                                   2005           2004
                                                                                 --------       --------
Cash Flows From Operating Activities:
  Net earnings                                                                   $  3,614       $  1,365
  Noncash items included in earnings:
    Change in accounting principle, net of tax                                         --          2,032
    Amortization of deferred policy acquisition costs                               2,053          2,211
    Capitalization of policy acquisition costs                                       (781)        (1,927)
    Amortization of investments                                                       404            313
    Capitalization of sales inducements                                               (25)            --
    Interest credited to policyholders' account balances                            3,976          4,611
    Change in variable contract reserves                                              207           (284)
    Provision (benefit) for deferred Federal income tax                               282           (238)
  (Increase) decrease in operating assets:

    Accrued investment income                                                        (290)           230
    Other                                                                           1,891           (368)
  Increase (decrease) in operating liabilities:

    Claims and claims settlement expenses                                          (1,487)           350
    Other policyholder funds                                                         (460)        (1,592)
    Federal income taxes - current                                                   (313)          (270)
    Affiliated payables - net                                                        (152)           666
    Other                                                                             372            934
  Other operating activities:
    Net realized investment (gains) losses                                             57           (245)
                                                                                 --------       --------
             Net cash and cash equivalents provided by operating activities         9,348          7,788
                                                                                 --------       --------
Cash Flows From Investing Activities:
  Proceeds from (payments for):
    Sales of available-for-sale securities                                         16,848          2,731
    Maturities of available-for-sale securities                                     6,936         23,435
    Purchases of available-for-sale securities                                    (14,323)        (8,798)
    Policy loans on insurance contracts                                             1,080          4,079
                                                                                 --------       --------
             Net cash and cash equivalents provided by investing activities      $ 10,541       $ 21,447
                                                                                 --------       --------






See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc)

STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                -----------------------
                                                                                  2005            2004
                                                                                --------       --------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Policyholder deposits (excludes internal policy replacement deposits)      $ 14,330       $ 40,342
     Policyholder withdrawals (including transfers from separate accounts)       (22,512)       (53,773)
                                                                                --------       --------
         Net cash and cash equivalents used in financing activities               (8,182)       (13,431)
                                                                                --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         11,707         15,804

CASH AND CASH EQUIVALENTS:
         Beginning of year                                                         6,649         12,338
                                                                                --------       --------
         End of period                                                          $ 18,356       $ 28,142
                                                                                ========       ========
Supplementary Disclosure of Cash Flow Information:
         Cash paid to affiliates for:
                  Federal income taxes                                          $  1,115       $  2,116
                  Intercompany interest                                               33              6






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

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. In April 2005, the Securities and Exchange Commission ("SEC") delayed the effective date for the revised SFAS No. 123 until the first fiscal year beginning after June 15, 2005. As a result of the SEC ruling, Merrill Lynch & Co. expects to adopt the provisions of the revised SFAS No. 123 in the first quarter of 2006. The approach to accounting for share-based payments under the revised SFAS No. 123 is unchanged in many respects from that allowed under SFAS No. 123. Merrill Lynch & Co. adopted the provisions of SFAS No. 123 in the first quarter of 2004 and is currently evaluating the impact of adopting the revised SFAS No. 123. As a subsidiary of Merrill Lynch & Co. the Company is allocated compensation expense.

NOTE 3. INVESTMENTS

The Company's investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included in stockholder's equity as a component of accumulated other comprehensive income (loss), net of tax. If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. There were no realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value for the three and six months ended June 30, 2005 and 2004.

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

                                                          June 30,  December 31,
                                                            2005       2004
                                                          -------   ------------
      Assets:
          Fixed maturity securities                       $ 1,073    $ 2,152
                                                          -------    -------
      Liabilities:
          Policyholders' account balances                   1,304      1,202
          Federal income taxes - deferred                     (82)       332
                                                          -------    -------
                                                            1,222      1,534
                                                          -------    -------
      Stockholder's equity:
          Accumulated other comprehensive income (loss)   $  (149)   $   618
                                                          =======    =======

NOTE 4. SALES INDUCEMENTS

During May 2005, the Company introduced a new variable annuity product platform in which certain contracts contain sales inducements. The Company currently offers a sales inducement whereby the contract owner receives a bonus which increases the initial account balance by an amount equal to a specified percentage of the contract owner's deposit. This amount may be subject to recapture under certain circumstances. The expense associated with offering this bonus is deferred and amortized over the anticipated life of the related contracts consistent with the amortization of deferred policy acquisition costs. The components of deferred sales inducements were as follows:

                                                                     June 30,
                                                                      2005
                                                                    --------
    Balance at January 1, 2005                                      $      -
    Capitalization                                                        25 (1)
    Amortization                                                           -
                                                                    --------
    Balance at June 30, 2005                                        $     25 (2)
                                                                    ========

----------
(1)    Recorded as a component of policy benefits in the Statements of Earnings.

(2)    Recorded as a component of other assets in the Balance Sheets.

NOTE 5. FEDERAL INCOME TAXES

The following is a reconciliation of the provision for income taxes based on earnings before Federal income taxes, computed using the Federal statutory tax rate, versus the reported provision for income taxes.

                                                                             Three Months Ended            Six Months Ended
                                                                                   June 30,                    June 30,
                                                                            ---------------------       ---------------------
                                                                              2005          2004          2005          2004
                                                                            -------       -------       -------       -------
Provision for income taxes computed at Federal statutory rate               $   736       $   895       $ 1,644       $ 1,752
Increase (decrease) in income taxes resulting from:
    Dividend received deduction                                                (368)         (241)         (499)         (241)
    Foreign tax credit                                                          (46)           97           (61)           97
                                                                            -------       -------       -------       -------

Federal income tax provision                                                $   322       $   751       $ 1,084       $ 1,608
                                                                            =======       =======       =======       =======

The Federal statutory rate for the three and six month periods ended June 30 was 35%.

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

Statutory capital and surplus at June 30, 2005 and December 31, 2004 were $36,525 and $32,680, respectively. For the six month periods ended June 30, 2005 and 2004, statutory net income was $3,859 and $3,545, respectively.

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

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings.

                                                                           Three Months Ended             Six Months Ended
                                                                                June 30,                      June 30,
                                                                         -----------------------       -----------------------
                                                                           2005           2004           2005           2004
                                                                         --------       --------       --------       --------
Net Revenues (1):
    Annuities                                                            $  3,107       $  3,060       $  6,133       $  5,920
    Life Insurance                                                          2,010          1,983          4,302          4,042
    Other                                                                     207            232            449            536
                                                                         --------       --------       --------       --------

Net Revenues                                                             $  5,324       $  5,275       $ 10,884       $ 10,498
                                                                         ========       ========       ========       ========

Net Earnings Before Change in Accounting Principle:
    Annuities                                                            $  1,336       $    664       $  2,033       $  1,534
    Life Insurance                                                            310            990          1,289          1,515
    Other                                                                     135            151            292            348
                                                                         --------       --------       --------       --------

      Net Earnings Before Change in Accounting Principle                    1,781          1,805          3,614          3,397
                                                                         --------       --------       --------       --------

Change in Accounting Principle, Net of Tax:
    Annuities                                                                  --             --             --         (1,917)
    Life Insurance                                                             --             --             --           (115)
                                                                         --------       --------       --------       --------

      Change in Accounting Principle, Net of Tax                               --             --             --         (2,032)
                                                                         --------       --------       --------       --------

Net Earnings                                                             $  1,781       $  1,805       $  3,614       $  1,365
                                                                         ========       ========       ========       ========

----------
(1) Net revenues include total revenues net of interest credited to policyholders' account balances.

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

During the first quarter 2005, the Company transitioned the policy administration of its inforce life insurance contracts to an unaffiliated third party service provider. The Company remains committed to the delivery of high quality services for all life insurance contracts inforce.

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

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). Financial market conditions remained stressed for most of the second quarter 2005 amid concerns over oil prices, slowing economic growth and the uncertainty surrounding interest rates. Most major U.S. equity indices ended slightly higher in comparison to the first quarter 2005 with the exception of the Dow, which declined 2.2%. The NASDAQ ended the second quarter up 2.9%, while the S&P increased 0.9%. Overall, the Dow, NASDAQ, and S&P decreased 4.7%, 5.4%, and 1.7%, respectively, during the first six months of 2005.

During the first six months of 2005, average variable account balances decreased $4.2 million (or 1%) to $938.3 as compared to the first six months of 2004. Despite the decrease in average variable account balances, asset-based policy fees marginally increased $0.2 million (or 4%) over the same period. GMDB expense was relatively unchanged during the first six months of 2005 as compared to the same period in 2004.

Medium Term Interest Rates

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 5 years. Changes in interest rates affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities. Also, since the Company has certain fixed products that contain guaranteed minimum crediting rates, decreases in interest rates can decrease the amount of interest spread earned by the Company.

Interest rates continued to trend towards a flatter yield curve throughout the second quarter 2005. Long-term rates, as measured by the yield on the 10-year U.S. Treasury bond, declined to 3.92%, down from 4.49% at the end of the first quarter 2005. The U.S. Federal Reserve System's Federal Open Market Committee raised the federal funds rate twice during the second quarter 2005 to 3.25%.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

                                                                          Three Months Ended             Six Months Ended
                                                                               June 30,                       June 30,
                                                                        ----------------------         ---------------------
                                                                         2005            2004           2005           2004
                                                                        ------         -------         ------         ------
Average medium term interest rate yield                                   3.60%           2.87%          3.60%          2.87%
Increase (decrease) in medium term interest rates (in basis
points)                                                                    (25)            106             45             83

Credit spreads (in basis points)                                            93              88             93             88
Widening (contracting) of credit spreads  (in basis points)                 (2)              7             21              3

Increase (decrease) on market valuations: (in millions)
   Available-for-sale investment securities                             $  1.3         $  (5.3)        $ (1.1)        $ (3.4)
   Interest-sensitive policyholder liabilities                            (0.5)            0.5           (0.1)           0.8
                                                                        ------         -------         ------         ------
Net increase (decrease) on market valuations                            $  0.8         $  (4.8)        $ (1.2)        $ (2.6)
                                                                        ======         =======         ======         ======

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

Valuation of Fixed Maturity Securities

The Company's principal investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. The Company primarily utilizes pricing services and broker quotes to determine the fair value of non-publicly traded fixed maturity and equity securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At June 30, 2005 and December 31, 2004, approximately, $30.6 million (or 18%) and $31.8 million (or 18%), respectively, of the Company's fixed maturity and equity securities portfolio consisted of non-publicly traded securities.

Changes in the fair value of fixed maturity securities are reported as a component of accumulated other comprehensive income (loss) on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

Other-Than-Temporary Impairment Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company's ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. There were no OTT impairments on investments in fixed maturity securities for the three and six month periods ended June 30, 2005 and 2004.

Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At June 30, 2005, variable annuities and variable life insurance accounted for $18.7 million (or 70%) and $8.2 million (or 30%), respectively, of the Company's DAC asset. At December 31, 2004, variable annuities and variable life insurance accounted for $19.0 million (or 68%) and $9.1 million (or 32%), respectively, of the Company's DAC asset.

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

Policyholder Liabilities

The Company establishes liabilities for amounts payable for its life insurance and annuity contracts. At June 30, 2005 and December 31, 2004, life and annuity policyholder liabilities were $203.7 million and $207.6 million, respectively. These liabilities are actuarially determined reserves, which are calculated to meet the Company's future obligations. Reserves are calculated using actuarial methods and mortality tables in general use in the United States and in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. Inherent in these standards are estimates and assumptions regarding mortality, surrender rates, policy expenses, investment yields, and inflation. These estimates and assumptions are influenced by the Company's historical experience, current developments, and anticipated market trends. Changes in actuarial estimates and assumptions or differences between actual and expected experience can significantly affect the Company's reserve liabilities and subsequently impact future operations.

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

Specific estimates include the realization of the dividend-received deduction ("DRD") and the foreign tax credit ("FTC"). A portion of the Company's investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year's provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. See Note 5 to the Financial Statements for period-to-period differences in DRD and FTC adjustments.

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

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. In April 2005, the Securities and Exchange Commission ("SEC") delayed the effective date for the revised SFAS No. 123 until the first fiscal year beginning after June 15, 2005. As a result of the SEC ruling, Merrill Lynch & Co. expects to adopt the provisions of the revised SFAS No. 123 in the first quarter of 2006. The approach to accounting for share-based payments under the revised SFAS No. 123 is unchanged in many respects from that allowed under SFAS No. 123. Merrill Lynch & Co. adopted the provisions of SFAS No. 123 in the first quarter of 2004 and is currently evaluating the impact of adopting the revised SFAS No. 123. As a subsidiary of Merrill Lynch & Co. the Company is allocated compensation expense.

NEW BUSINESS

The Company has strategically placed its marketing emphasis on the sale of variable annuity products. These products are designed to address the retirement planning needs of Merrill Lynch & Co.'s clients. Each variable annuity product provides tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. The Company issues four classes of variable annuity products including B-Share, C-Share, L-Share, and Bonus classes. These classes are differentiated by the surrender charge period and the types of contract fees charged to the contract owner. The Bonus class offers a specified amount that is added to the contract value with each deposit. Current available contract features include guaranteed minimum death benefits, guaranteed minimum income benefits, and additional death benefits. During May 2005, the Company introduced a new variable annuity product line, which is intended to replace the existing variable annuity products. The new variable annuity product line provides the ability to customize variable annuity products with specific contract features, charge structures, and investment options. Total deposits for this product line during the first five weeks of introduction were $0.6 million.

In addition, the Company issues a modified guaranteed annuity product. The modified guaranteed annuity product also provides tax-deferred retirement savings through a guaranteed fixed interest rate for a period selected by the contract owner, but imposes a market value adjustment for withdrawals prior to the expiration of the guarantee period.

Annuity and life insurance deposits decreased $13.5 million (or 68%) to $6.6 million and $27.0 million (or 64%) to $15.5 million during the three and six month periods ended June 30, 2005, respectively, as compared to the same periods in 2004. Annuity and life insurance deposits by product were as follows:

                                                     ($ In Millions)                     % Change
                                              -----------------------------     -----------------------------
                                              Second Quarter     Six Months     Second Quarter    Six Months
                                                  2005              2005        2005 vs. 2004   2005 vs. 2004
                                              --------------     ----------     --------------  -------------
     Variable Annuities:
        B-Share                                   $ 0.1            $12.5            -99%            -66%
        L-Share                                     0.3              1.7             -67             -26
        C-Share                                     5.4              0.5             170             -84
        Bonus                                       0.5              0.5             100             100
                                                  -----            -----            ----            ----
                                                    6.3             15.2             -68             -64
                                                  -----            -----            ----            ----

     Modified Guaranteed Annuities                  0.2              0.2             100             100

     Variable Life Insurance                        0.1              0.1              --             -50
                                                  -----            -----            ----            ----

     Total Direct Premiums                        $ 6.6            $15.5            -68%            -64%
                                                  =====            =====            ====            ====

During the current three and six month periods, variable annuity deposits decreased $13.6 million (or 68%) to $6.3 and $27.1 million (or 64%) to $15.2 million, respectively, as compared to the same periods in 2004. As mentioned above, the Company was focused and committed to the new variable annuity product line, which was subsequently launched in May 2005. As a result of the unique product structure and features, the sales force required specialized training and education. While the sales force is in the process of being trained and educated, management believes it may take additional time in order for variable annuity sales to increase. Further, management believes variable annuity deposits were impacted by a reduction in the number of internal wholesalers. For nearly the first six months of 2005, one of the three internal wholesaler positions was vacant.

SURRENDERS

Policy and contract surrenders increased $4.0 million (or 8%) to $55.9 million during the six month period ended June 30 2005 as compared to the same period in 2004. During the current six month period, variable annuity surrenders increased $7.7 million (or 24%) to $39.1 million as compared to the same period in 2004. The increase in variable annuity surrenders is primarily a result of the anticipated increase in lapse rates on variable annuity contracts reaching the end of their surrender charge period. Partially offsetting the increase in variable annuity surrenders was a decrease in variable life surrenders, which decreased $2.6 million (or 16%) to $13.7 million during the current six month period as compared to the same period in 2004. The decrease in variable life surrenders is attributable to the decrease in variable life insurance contracts inforce. During the three month period ended June 30, 2005 policy and contract surrenders remained relatively unchanged as compared to the same period in 2004.

FINANCIAL CONDITION

At June 30, 2005, the Company's assets were $1.2 billion or $46.1 million lower than the $1.3 billion in assets at December 31, 2004. Assets excluding separate accounts assets decreased $1.7 million (or 1%) primarily due to a reduction in the number of fixed rate contracts inforce and a decrease in market values on investment securities as a result of the rising interest rate environment during the first six months of 2005. Separate accounts assets, which represent 76% of total assets, decreased $44.4 million (or 5%) to $936.0 million. Changes in separate accounts assets were as follows:

                                                                    1Q05               2Q05              Total
                                                                   ------             ------            -------
                                                                                  (In Millions)
    Net cash outflow - variable products                           $(23.2)            $(26.1)            $(49.3)
    Investment performance - variable products                      (10.3)              15.2                4.9
                                                                   ------             ------             ------
    Net decrease                                                   $(33.5)            $(10.9)            $(44.4)
                                                                   ======             ======             ======

During the first six months of 2005, the Company experienced contract owner withdrawals that exceeded deposits on all products by $51.8 million. The components of contract owner transactions were as follows:

                                                                  June 30,
                                                                    2005
                                                               --------------
                                                                (In Millions)
        Deposits collected                                          $ 15.5
        Internal tax-free exchanges                                   (1.2)
                                                                    ------
             Net contract owner deposits                              14.3
                                                                    ------
        Contract owner withdrawals                                    22.5
        Net transfers from separate accounts                          43.6
                                                                    ------
             Net contract owner withdrawals                           66.1
                                                                    ------

        Net contract owner activity                                 $(51.8)
                                                                    ======

At June 30, 2005 and December 31, 2004, all of the Company's fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Also, at June 30, 2005, approximately $6.7 million (or 4%) of the Company's fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's, as compared to $7.5 million (or 4%) of the Company's fixed maturity securities at December 31, 2004.

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 2005, the Company's assets included $183.8 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

During June 2003, the Company and Merrill Lynch & Co. executed a "keepwell" agreement. The agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory capital requirements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations as of June 30, 2005:

                                           Less Than         Three to         More Than
                                          Three Years       Five Years        Five Years          Total
                                       ----------------  ---------------- -----------------  ---------------
                                                                        (In Millions)
  Contractual Obligations:
     Long-term liabilities (1)         $         1.4             $  1.7           $ 15.8           $ 18.9

----------
(1) The long-term liabilities include policyholder liabilities for which the Company believes the amount and timing of the payments are essentially fixed and determinable. These amounts primarily relate to contracts where the Company is currently making payments to policyholders and will continue to do so until the occurrence of a specific event.

    Liabilities for policyholders' account balances of $184.8 million have been excluded from this table. These amounts primarily relate to contracts where
    i) the Company is not currently making payments and will not make payments in the future until the occurrence of an insurable event or ii) the occurrence of a payment triggering event (i.e. death or withdrawal) is outside the control of the Company. Such amounts are not determinable.

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2005 and 2004, the Company recorded net earnings of $1.8 million. For the six month periods ended June 30, 2005 and 2004, the Company reported net earnings of $3.6 million and $1.4 million, respectively.

Net earnings derived from interest spread increased $0.2 million (or 49%) and $0.6 million (or 57%) during the current three and six month periods ended June 30, 2005, respectively, as compared to the same periods in 2004. The increases in interest spread are primarily due to increases in asset yields during the current three and six month periods as compared to the same periods in 2004.

Net realized investment gains (losses) decreased $0.2 million and $0.3 million during the current three and six month periods ended June 30, 2005, respectively, as compared to the same periods in 2004. The current three and six month changes are primarily due to decreases to asset market valuations resulting from the increasing interest rate environment during the first six months of 2005 as compared to the same period in 2004.

Policy benefits increased $0.1 million (or 9%) to $1.1 million during the six month period ended June 30, 2005 as compared to $1.0 million during the same period in 2004. The increase in policy benefits during the current six month period is primarily due to an increase in net amount at risk per death claim. Policy benefits remained relatively unchanged for the three month period ended June 30, 2005 as compared to the same period in 2004.

Amortization of deferred policy acquisition costs decreased $0.1 million (or 7%) to $2.1 million during the current six month period ended June 30, 2005 as compared to $2.2 million during the same period in 2004. The decrease in amortization of deferred policy acquisition costs is primarily due to decreased variable annuity amortization resulting from revisions to underlying gross profit assumptions. These assumptions were revised during the third quarter 2004, consistent with the occurrence of variable annuity DAC unlocking. Amortization of deferred policy acquisition costs were relatively unchanged for the three month period ended June 30, 2005 as compared to the same period in 2004.

Insurance expenses and taxes increased $0.6 million (or 89%) and $0.7 million (or 55%) during the current three and six month periods ended June 30, 2005, respectively, as compared to the same periods in 2004. The increases in insurance expenses and taxes are primarily due to new product development expenses, as well as, an increase in New York State franchise tax expense incurred during the first six months of 2005.

The Company's effective federal income tax rate was 15% and 23% during the current three and six month periods ended June 30, 2005, respectively, as compared to 29% and 32% during the equivalent periods in 2004. The changes in the effective federal income tax rate during the respective periods are primarily due to DRD and FTC adjustments recorded during the current three and six month periods.

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


Date: August 11, 2005

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