Form 10-Q
period 2005-09-30
ML LIFE INSURANCE CO OF NEW YORK
filed 2005-11-14
CIK 862923

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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

                             Yes ___          No X

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             Yes ___          No X

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Yes ___          No __

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. Financial Information
Item 1. Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in thousands) (Unaudited)

                                                                                     September 30,  December 31,
                                                                                         2005            2004
                                                                                     -------------  ------------
ASSETS

INVESTMENTS:

           Fixed maturity securities, available-for-sale, at estimated fair value
                (amortized cost:  2005 - $172,070; 2004 - $177,601)                   $  171,469     $  179,753
           Equity securities, available-for-sale, at estimated fair value
                (cost:  2005 - $702; 2004 - $0)                                              709              -
           Policy loans on insurance contracts, at outstanding loan balances              75,114         76,750
                                                                                      ----------     ----------
                     Total Investments                                                   247,292        256,503

CASH AND CASH EQUIVALENTS                                                                 14,631          6,649
ACCRUED INVESTMENT INCOME                                                                  4,275          3,919
DEFERRED POLICY ACQUISITION COSTS                                                         26,166         28,132
OTHER ASSETS                                                                               3,821          5,978
SEPARATE ACCOUNTS ASSETS                                                                 947,421        980,398
                                                                                      ----------     ----------
TOTAL ASSETS                                                                          $1,243,606     $1,281,579
                                                                                      ==========     ==========

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS (Continued)
(Dollars in thousands, except common stock par value and shares) (Unaudited)

                                                                    September 30,    December 31,
                                                                        2005             2004
                                                                    -------------    ------------
LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
        Policyholders' account balances                              $   200,136      $  207,639
        Claims and claims settlement expenses                              2,919           5,265
                                                                     -----------      ----------
                     Total Policyholder Liabilities and Accruals         203,055         212,904

      OTHER POLICYHOLDER FUNDS                                               491           1,099
      FEDERAL INCOME TAXES - DEFERRED                                      3,385           3,871
      FEDERAL INCOME TAXES - CURRENT                                       1,140             734
      AFFILIATED PAYABLES - NET                                            2,454           2,357
      OTHER LIABILITIES                                                      954               -
      SEPARATE ACCOUNTS LIABILITIES                                      947,421         980,398
                                                                     -----------      ----------
                     Total Liabilities                                 1,158,900       1,201,363
                                                                     -----------      ----------
STOCKHOLDER'S EQUITY:
      Common stock, $10 par value - 220,000 shares
         authorized, issued and outstanding                                2,200           2,200
      Additional paid-in capital                                          52,310          52,310
      Retained earnings                                                   31,170          25,088
      Accumulated other comprehensive income (loss)                         (974)            618
                                                                     -----------      ----------
                     Total Stockholder's Equity                           84,706          80,216
                                                                     -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $ 1,243,606      $1,281,579
                                                                     ===========      ==========

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                                Three Months Ended
                                                                                  September 30,
                                                                                ------------------
                                                                                 2005       2004
                                                                                ------     -------
REVENUES:

           Policy charge revenue                                                $4,665     $ 4,579
           Net investment income                                                 2,847       2,717
           Net realized investment gains                                         1,828           -
                                                                                ------     -------
                               Total Revenues                                    9,340       7,296
                                                                                ------     -------
BENEFITS AND EXPENSES:
           Interest credited to policyholders' account balances                  2,148       2,276
           Policy benefits (net of reinsurance recoveries:  2005 - $14;
             2004 - $440)                                                          860         979
           Reinsurance premium ceded                                               464         494
           Amortization of deferred policy acquisition costs                     1,050      (2,015)
           Insurance expenses and taxes                                          1,121         807
                                                                                ------     -------
                               Total Benefits and Expenses                       5,643       2,541
                                                                                ------     -------
                               Earnings Before Federal Income Tax Provision      3,697       4,755
                                                                                ------     -------
FEDERAL INCOME TAX PROVISION:
           Current                                                               1,140          17
           Deferred                                                                 89       1,268
                                                                                ------     -------
                               Total Federal Income Tax Provision                1,229       1,285
                                                                                ------     -------
NET EARNINGS                                                                    $2,468     $ 3,470
                                                                                ======     =======

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                      --------------------
                                                                                       2005         2004
                                                                                      -------     --------
REVENUES:
           Policy charge revenue                                                      $13,961     $ 13,781
           Net investment income                                                        8,468        8,379
           Net realized investment gains                                                1,771          245
                                                                                      -------     --------
                               Total Revenues                                          24,200       22,405
                                                                                      -------     --------
BENEFITS AND EXPENSES:
           Interest credited to policyholders' account balances                         6,124        6,887
           Policy benefits (net of reinsurance recoveries:  2005 - $68;
             2004 - $825)                                                               1,995        2,016
           Reinsurance premium ceded                                                    1,377        1,395
           Amortization of deferred policy acquisition costs                            3,103          196
           Insurance expenses and taxes                                                 3,206        2,151
                                                                                      -------     --------
                               Total Benefits and Expenses                             15,805       12,645
                                                                                      -------     --------
                               Earnings Before Federal Income Tax Provision             8,395        9,760
                                                                                      -------     --------
FEDERAL INCOME TAX PROVISION:
           Current                                                                      1,942        1,863
           Deferred                                                                       371        1,030
                                                                                      -------     --------
                               Total Federal Income Tax Provision                       2,313        2,893
                                                                                      -------     --------
EARNINGS BEFORE CHANGE IN ACCOUNTING PRINCIPLE                                          6,082        6,867
                                                                                      -------     --------
                               Change in Accounting Principle, Net of Tax                   -       (2,032)
                                                                                      -------     --------
NET EARNINGS                                                                          $ 6,082     $  4,835
                                                                                      =======     ========

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                           Three Months Ended
                                                                             September 30,
                                                                          --------------------
                                                                            2005        2004
                                                                          -------      -------
NET EARNINGS                                                              $ 2,468      $ 3,470
                                                                          -------      -------
OTHER COMPREHENSIVE INCOME (LOSS):
    Net unrealized gains (losses) on available-for-sale securities:
       Net unrealized holding gains arising during the period                 163        1,908
       Reclassification adjustment for gains included in net earnings      (1,830)           -
                                                                          -------      -------
    Net unrealized gains (losses) on available-for-sale securities         (1,667)       1,908
       Adjustments for:
           Policyholder liabilities                                           399         (106)
           Deferred federal income taxes                                      443         (631)
                                                                          -------      -------
Total other comprehensive income (loss), net of taxes                        (825)       1,171
                                                                          -------      -------
COMPREHENSIVE INCOME                                                      $ 1,643      $ 4,641
                                                                          =======      =======

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                          --------------------
                                                                            2005        2004
                                                                          -------      -------
NET EARNINGS                                                              $ 6,082      $ 4,835
                                                                          -------      -------
OTHER COMPREHENSIVE LOSS:

    Net unrealized losses on available-for-sale securities:
       Net unrealized holding losses arising during the period               (973)      (1,212)
       Reclassification adjustment for gains included in net earnings      (1,773)        (245)
                                                                          -------      -------
    Net unrealized losses on available-for-sale securities                 (2,746)      (1,457)
       Adjustments for:
              Policyholder liabilities                                        297          664
              Deferred federal income taxes                                   857          278
                                                                          -------      -------
Total other comprehensive loss, net of taxes                               (1,592)        (515)
                                                                          -------      -------
COMPREHENSIVE INCOME                                                      $ 4,490      $ 4,320
                                                                          =======      =======

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)

                                                                                         Accumulated
                                                           Additional                       other          Total
                                              Common        paid-in         Retained    comprehensive  stockholder's
                                              stock          capital        earnings    income (loss)     equity
                                             -------       ----------       --------    -------------  -------------
BALANCE JANUARY 1, 2004                      $ 2,200        $ 52,310        $ 21,756       $ 1,351        $77,617

  Net earnings                                                                 5,832                        5,832

  Cash dividend paid to parent                                                (2,500)                      (2,500)

  Other comprehensive loss, net of tax                                                        (733)          (733)
                                             -------       ---------        --------    ----------     ----------
BALANCE, DECEMBER 31, 2004                     2,200          52,310          25,088           618         80,216

  Net earnings                                                                 6,082                        6,082

  Other comprehensive loss, net of tax                                                      (1,592)        (1,592)
                                             -------       ---------        --------    ----------     ----------
BALANCE SEPTEMBER 30, 2005                   $ 2,200        $ 52,310        $ 31,170       $  (974)       $84,706
                                             =======       =========        ========    ==========     ==========

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                    ------------------------
                                                                                      2005            2004
                                                                                    --------        --------
Cash Flows From Operating Activities:
  Net earnings                                                                      $  6,082        $  4,835
  Noncash items included in earnings:
    Change in accounting principle, net of tax                                             -           2,032
    Amortization of deferred policy acquisition costs                                  3,103             196
    Capitalization of policy acquisition costs                                        (1,137)         (2,594)
    Amortization of investments                                                          623             458
    Amortization of deferred sales inducements                                            (3)              -
    Capitalization of deferred sales inducements                                        (203)              -
    Interest credited to policyholders' account balances                               6,124           6,887
    Change in variable contract reserves                                                 213            (372)
    Provision for deferred Federal income tax                                            371           1,030
  (Increase) decrease in operating assets:
    Accrued investment income                                                           (356)            (18)
    Other                                                                              2,363          (2,229)
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                                             (2,346)            608
    Other policyholder funds                                                            (608)            432
    Federal income taxes - current                                                       406            (948)
    Affiliated payables - net                                                             97             609
    Other                                                                                954             236
  Other operating activities:
    Net realized investment gains                                                     (1,771)           (245)
                                                                                    --------        --------
               Net cash and cash equivalents provided by operating activities         13,912          10,917
                                                                                    --------        --------
Cash Flows From Investing Activities:
  Proceeds from (payments for):
    Sales of available-for-sale securities                                            31,121           3,698
    Maturities of available-for-sale securities                                        7,145          23,571
    Purchases of available-for-sale securities                                       (32,289)        (22,308)
    Policy loans on insurance contracts                                                1,636           4,146
                                                                                    --------        --------
               Net cash and cash equivalents provided by investing activities       $  7,613        $  9,107
                                                                                    ========        ========

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands) (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 ------------------------
                                                                                   2005            2004
                                                                                 --------        --------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Policyholder deposits (excludes internal policy replacement deposits)       $ 22,641        $ 54,167
     Policyholder withdrawals (including transfers from separate accounts)        (36,184)        (70,321)
                                                                                 --------        --------
           Net cash and cash equivalents used in financing activities             (13,543)        (16,154)
                                                                                 --------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           7,982           3,870

CASH AND CASH EQUIVALENTS:
           Beginning of year                                                        6,649          12,338
                                                                                 --------        --------
           End of period                                                         $ 14,631        $ 16,208
                                                                                 ========        ========
Supplementary Disclosure of Cash Flow Information:
           Cash paid to affiliates for:
                     Federal income taxes                                        $  1,536        $  2,811
                     Intercompany interest                                             48              14

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

NOTE 2. ACCOUNTING PRONOUNCEMENTS

On January 1, 2004, the Company adopted the provisions of Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 requires the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that was different from the methodology that the Company previously employed. As a result, the Company recorded a $3,120 increase in policyholder liabilities and a $6 decrease in deferred policy acquisition costs resulting in a charge to earnings of $2,032, net of a federal income tax benefit of $1,094, which was reported as a cumulative effect of a change in accounting principle.

NOTE 3. INVESTMENTS

The Company's investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included in stockholder's equity as a component of accumulated other comprehensive income (loss), net of tax. If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. There were no realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value for the three and nine months ended September 30, 2005 and 2004.

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

                                                             September 30,  December 31,
                                                                 2005           2004
                                                             -------------  ------------
Assets:
           Fixed maturity securities                           $  (601)       $2,152
           Equity securities                                         7             -
                                                               -------        ------
                                                                  (594)        2,152
                                                               -------        ------
Liabilities:
           Policyholders' account balances                         905         1,202
           Federal income taxes - deferred                        (525)          332
                                                               -------        ------
                                                                   380         1,534
                                                               -------        ------
Stockholder's equity:
           Accumulated other comprehensive income (loss)       $  (974)       $  618
                                                               =======        ======

NOTE  4. DEFERRED POLICY ACQUISITION COSTS

The impact of revisions to estimates on cumulative amortization of deferred policy acquisition costs ("DAC") is recorded as a charge or benefit to current operations ("DAC unlocking").

The components of amortization of DAC for the three and nine month periods ended September 30 were as follows:

                                                                        Three Months Ended          Nine Months Ended
                                                                          September 30,               September 30,
                                                                       --------------------        --------------------
                                                                        2005         2004           2005         2004
                                                                       ------       -------        ------       -------
Normal amortization related to variable life
       and annuity insurance products                                  $1,050       $   952        $3,103       $ 3,163
DAC unlocking related to variable annuity insurance products                -        (2,967)            -        (2,967)
                                                                       ------       -------        ------       -------
Total net amortization of DAC                                          $1,050       $(2,015)       $3,103       $   196
                                                                       ======       =======        ======       =======

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

NOTE  5. DEFERRED SALES INDUCEMENTS

During May 2005, the Company introduced a new variable annuity product platform in which certain contracts contain sales inducements. The Company currently offers a sales inducement whereby the contract owner receives a bonus which increases the initial account balance by an amount equal to a specified percentage of the contract owner's deposit. This amount may be subject to recapture under certain circumstances. The expense associated with offering this bonus is deferred and amortized over the anticipated life of the related contracts consistent with the amortization of DAC. The components of deferred sales inducements were as follows:

                                 September 30,
                                     2005
                                 -------------
Balance at January 1, 2005           $  -
Capitalization                        203(1)
Amortization                            3(1)
                                     ----
Balance at September 30, 2005        $206(2)
                                     ====

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

Statutory capital and surplus at September 30, 2005 and December 31, 2004 were $40,359 and $32,680, respectively. For the nine month periods ended September 30, 2005 and 2004, statutory net income was $7,769 and $4,663, respectively.

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

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings.

                                                                  Three Months Ended          Nine Months Ended
                                                                     September 30,               September 30,
                                                                  -------------------       ----------------------
                                                                   2005         2004         2005           2004
                                                                  ------       ------       -------       --------
Net Revenues (1):
    Annuities                                                     $4,854       $2,841       $10,987       $  8,761
    Life Insurance                                                 2,092        2,063         6,394          6,105
    Other                                                            246          116           695            652
                                                                  ------       ------       -------       --------
Net Revenues                                                      $7,192       $5,020       $18,076       $ 15,518
                                                                  ======       ======       =======       ========
Net Earnings Before Change in Accounting Principle:
    Annuities                                                     $1,996       $3,020       $ 4,029       $  4,554
    Life Insurance                                                   312          374         1,601          1,889
    Other                                                            160           76           452            424
                                                                  ------       ------       -------       --------
       Net Earnings Before Change in Accounting Principle          2,468        3,470         6,082          6,867
                                                                  ------       ------       -------       --------
Change in Accounting Principle, Net of Tax:
    Annuities                                                          -            -             -         (1,917)
    Life Insurance                                                     -            -             -           (115)
                                                                  ------       ------       -------       --------
       Change in Accounting Principle, Net of Tax                      -            -             -         (2,032)
                                                                  ------       ------       -------       --------
Net Earnings                                                      $2,468       $3,470       $ 6,082       $  4,835
                                                                  ======       ======       =======       ========

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

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). Despite rising short-term interest rates and steep oil prices, market conditions were favorable during the third quarter 2005 with most major U.S. equity indices ending the quarter slightly higher in comparison to the second quarter 2005. The Dow ended the third quarter up 2.9%, the NASDAQ increased by 4.6%, and the S&P increased 3.1%. During the first nine months of 2005, the Dow and NASDAQ decreased 2.0% and 1.1%, respectively, while the S&P increased 1.4%.

Despite these equity market decreases, equity market indices were higher during the first nine months of 2005 as compared to the first nine months of 2004. During the first nine months of 2005, average variable account balances increased $5.2 million (or 1%) to $946.2 million as compared to the same period in 2004. Asset-based policy fees increased $0.3 million (or 3%) while GMDB expense was relatively unchanged during the first nine months of 2005 as compared to the same period in 2004.

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

Interest rates continued to trend upward, but with a flatter yield curve throughout the third quarter 2005. Long-term rates, as measured by the yield on the 10-year U.S. Treasury bond, increased to 4.33%, up from 3.92% at the end of the second quarter 2005. The U.S. Federal Reserve System's Federal Open Market Committee raised the federal funds rate twice during the third quarter 2005 to 3.75%, up from 3.25%.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

                                                                           Three Months Ended             Nine Months Ended
                                                                              September 30,                  September 30,
                                                                          ---------------------         ---------------------
                                                                           2005           2004           2005           2004
                                                                          ------         ------         ------         ------
Average medium term interest rate yield                                     4.08%          2.69%          4.08%          2.69%
Increase (decrease) in medium term interest rates (in basis points)           48            (18)            92             65

Credit spreads (in basis points)                                              90             80             90             80
Widening (contracting) of credit spreads (in basis points)                    (3)            (8)            18             (5)

Increase (decrease) on market valuations: (in millions)
   Available-for-sale investment securities                               $ (1.7)        $  1.9         $ (2.7)        $ (1.5)
   Interest-sensitive policyholder liabilities                               0.4           (0.1)           0.3            0.7
                                                                          ------         ------         ------         ------
Net increase (decrease) on market valuations                              $ (1.3)        $  1.8         $ (2.4)        $ (0.8)
                                                                          ======         ======         ======         ======

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

Valuation of Fixed Maturity and Equity Securities

The Company's principal investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. The Company primarily utilizes pricing services and broker quotes to determine the fair value of non-publicly traded fixed maturity and equity securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At September 30, 2005 and December 31, 2004, approximately, $30.7 million (or 18%) and $31.8 million (or 18%), respectively, of the Company's fixed maturity and equity securities portfolio consisted of non-publicly traded securities.

Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income (loss) on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

Other-Than-Temporary Impairment Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company's ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. There were no OTT impairments on investments in fixed maturity securities for the three and nine month periods ended September 30, 2005 and 2004.

Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At September 30, 2005, variable annuities and variable life insurance accounted for $18.5 million (or 71%) and $7.7 million (or 29%), respectively, of the Company's DAC asset. At December 31, 2004, variable annuities and variable life insurance accounted for $19.0 million (or 68%) and $9.1 million (or 32%), respectively, of the Company's DAC asset.

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

Policyholder Liabilities

The Company establishes liabilities for amounts payable for its life insurance and annuity contracts. At September 30, 2005 and December 31, 2004, life and annuity policyholder liabilities were $200.1 million and $207.6 million, respectively. These liabilities are actuarially determined reserves, which are calculated to meet the Company's future obligations. Reserves are calculated using actuarial methods and mortality tables in general use in the United States and in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. Inherent in these standards are estimates and assumptions regarding mortality, surrender rates, policy expenses, investment yields and inflation. These estimates and assumptions are influenced by the Company's historical experience, current developments and anticipated market trends. Changes in actuarial estimates and assumptions or differences between actual and expected experience can significantly affect the Company's reserve liabilities and subsequently impact future operations.

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

Specific estimates include the realization of the dividend-received deduction ("DRD") and the foreign tax credit ("FTC"). A portion of the Company's investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year's provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. During the three and nine month periods ended September 30, 2005, the Company reduced its provision for federal income taxes by $0.1 million and $0.6 million, respectively, due to DRD and FTC adjustments. During the three and nine month periods ended September 30, 2004, the Company reduced its provision for federal income taxes by $0.4 million and $0.5 million, respectively, due to DRD and FTC adjustments.

RECENT DEVELOPMENTS

New Accounting Pronouncements

On January 1, 2004, the Company adopted the provisions of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 requires the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that was different from the methodology that the Company previously employed. As a result, the Company recorded a $3.1 million increase in policyholder liabilities resulting in a charge to earnings of $2.0 million, net of a federal income tax benefit of $1.1 million, which was reported as a cumulative effect of a change in accounting principle.

NEW BUSINESS

The Company has strategically placed its marketing emphasis on the sale of variable annuity products. These products are designed to address the retirement planning needs of Merrill Lynch & Co.'s clients. Each variable annuity product provides tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. The Company issues four classes of variable annuity products including B-Share, C-Share, L-Share, and Bonus classes. These classes are differentiated by the surrender charge period and the types of contract fees charged to the contract owner. The Bonus class offers a specified amount that is added to the contract value with each deposit. Current available contract features include guaranteed minimum death benefits, guaranteed minimum income benefits, and additional death benefits. During May 2005, the Company introduced a new variable annuity product line, which is intended to replace the existing variable annuity products. The new variable annuity product line provides the ability to customize variable annuity products with specific contract features, charge structures, and investment options. Total deposits for the new product line since its introduction in May 2005 were $8.9 million.

In addition, the Company issues a modified guaranteed annuity product. The modified guaranteed annuity product also provides tax-deferred retirement savings through a guaranteed fixed interest rate for a period selected by the contract owner, but imposes a market value adjustment for withdrawals prior to the expiration of the guarantee period.

Annuity and life insurance deposits decreased $4.6 million (or 30%) to $10.7 million and $31.6 million (or 55%) to $26.2 million during the three and nine month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. Annuity and life insurance deposits by product were as follows:

                                       ($ In Millions)                   % Change
                                ---------------------------    -------------------------------
                                Third Quarter   Nine Months    Third Quarter     Nine Months
                                     2005          2005        2005 vs. 2004     2005 vs. 2004
                                -------------   -----------    -------------     -------------
Variable Annuities:
   B-Share                          $ 2.4         $14.9             -83%             -71%
   L-Share                            3.7           5.4             429               80
   Bonus                              3.2           3.7             100              100
   C-Share                            0.8           1.3             700              -59
                                    -----         -----             ---              ---
                                     10.1          25.3             -32              -56
                                    -----         -----             ---              ---
Modified Guaranteed Annuities         0.5           0.7              67              133
Variable Life Insurance               0.1           0.2               -              -50
                                    -----         -----             ---              ---
Total Direct Deposits               $10.7         $26.2             -30%             -55%
                                    =====         =====             ===              ===

During the current three and nine month periods, variable annuity deposits decreased $4.8 million (or 32%) to $10.1 and $31.8 million (or 56%) to $25.3 million, respectively, as compared to the same periods in 2004. As mentioned above, the Company was focused and committed to the new variable annuity product line, which was subsequently launched in May 2005. As a result of the unique product structure and features, the sales force required specialized training and education. While the sales force is in the process of being trained and educated, management believes it may take additional time in order for variable annuity sales to increase. Further, management believes variable annuity deposits were impacted by a reduction in the number of internal wholesalers. For nearly the first half of 2005, one of the three internal wholesaler positions was vacant.

SURRENDERS

Policy and contract surrenders increased $6.8 million (or 27%) to $32.0 million and $10.8 million (or 14%) to $88.0 million during the three and nine month periods ended September 30, 2005 as compared to the same periods in 2004. During the current three and nine month periods variable annuity surrenders increased $4.7 million (or 25%) to $23.9 million and $12.4 million (or 25%) to $63.0 million as compared to the same periods in 2004. The increase in variable annuity surrenders is primarily a result of the anticipated increase in lapse rates on variable annuity contracts reaching the end of their surrender charge period. During the current nine month period variable life surrenders decreased $3.2 million (or 15%) to $17.9 million as compared to the same period in 2004. The decrease in variable life surrenders is attributable to the decrease in variable life insurance contracts inforce. Variable life surrenders were relatively unchanged during the current three month period as compared to the same period in 2004.

FINANCIAL CONDITION

At September 30, 2005, the Company's assets were $1.2 billion or $38.0 million lower than the $1.3 billion in assets at December 31, 2004. Assets excluding separate accounts assets decreased $5.0 million (or 2%) primarily due to a reduction in the number of fixed rate contracts inforce and a decrease in market values on investment securities as a result of the rising interest rate environment during the first nine months of 2005. Separate accounts assets, which represent 76% of total assets, decreased $33.0 million (or 3%) to $947.4 million. Changes in separate accounts assets were as follows:

                                                  1Q05         2Q05         3Q05        Total
                                                 ------       ------       ------       ------
                                                                   (In Millions)
Net cash outflow - variable products             $(23.2)      $(26.1)      $(25.2)      $(74.5)
Investment performance - variable products        (10.3)        15.2         36.6         41.5
                                                 ------       ------       ------       ------
Net increase (decrease)                          $(33.5)      $(10.9)      $ 11.4       $(33.0)
                                                 ======       ======       ======       ======

During the first nine months of 2005, the Company experienced contract owner withdrawals that exceeded deposits on all products by $77.8 million. The components of contract owner transactions were as follows:

                                        September 30,
                                            2005
                                        -------------
                                        (In Millions)
Deposits collected                         $ 26.2
Internal tax-free exchanges                  (3.6)
                                           ------
     Net contract owner deposits             22.6
                                           ------
Contract owner withdrawals                   36.2
Net transfers from separate accounts         64.2
                                           ------
     Net contract owner withdrawals         100.4
                                           ------
Net contract owner activity                $(77.8)
                                           ======

At September 30, 2005, approximately $169.3 million (or 99%) of the Company's fixed maturity securities were considered investment grade. At December 31, 2004 all of the Company's fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Also, at September 30, 2005, approximately $6.9 million (or 4%) of the Company's fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's, as compared to $7.5 million (or 4%) of the Company's fixed maturity securities at December 31, 2004.

At September 30, 2005, approximately $2.2 million (or 1%) of the Company's fixed maturity securities were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current below investment grade holdings are the result of ratings downgrades on the Company's portfolio as the Company does not purchase below investment grade securities. The Company closely monitors such investments.

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 2005, the Company's assets included $180.0 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

During September 2003, the Company and Merrill Lynch & Co. executed a "keepwell" agreement. The agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory capital requirements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations as of September 30, 2005:

                                Less Than    Three to   More Than
                               Three Years  Five Years  Five Years  Total
                               -----------  ----------  ----------  -----
                                                    (In Millions)
Contractual Obligations:
    Long-term liabilities (1)  $       1.3  $      1.6  $     16.2  $19.1

(1) The long-term liabilities include policyholder liabilities for which the Company believes the amount and timing of the payments are essentially fixed and determinable. These amounts primarily relate to contracts where the Company is currently making payments to policyholders and will continue to do so until the occurrence of a specific event.

      Liabilities for policyholders' account balances of $181.0 million have been excluded from this table. These amounts primarily relate to contracts where i) the Company is not currently making payments and will not make payments in the future until the occurrence of an insurable event or ii) the occurrence of a payment triggering event (i.e. death or withdrawal) is outside the control of the Company. Such amounts are not determinable.

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2005 and 2004, the Company recorded net earnings of $2.5 million and $3.5 million, respectively. For the nine month periods ended September 30, 2005 and 2004, the Company reported net earnings of $6.1 million and $4.8 million, respectively.

Net earnings derived from interest spread increased $0.3 million (or 59%) and $0.9 million (or 57%) during the current three and nine month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. The increases in interest spread are primarily due to increases in asset yields during the current three and nine month periods as compared to the same periods in 2004.

Net realized investment gains increased $1.8 million and $1.5 million during the current three and nine month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. The current period increases in net realized investment gains are primarily due to one large credit related gain incurred during the third quarter 2005.

Policy benefits decreased $0.1 million (or 12%) to $0.9 million during the current three month period ended September 30, 2005 as compared to $1.0 million during the same period in 2004. The decrease in policy benefits during the current three month period is primarily due to a decrease in the number of death claims. Policy benefits remained relatively unchanged for the nine month period ended September 30, 2005 as compared to the same period in 2004.

Amortization of deferred policy acquisition costs increased $3.1 million and $2.9 million during the current three and nine month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. Excluding the impact of DAC unlocking recorded during the third quarter 2004, amortization of deferred policy acquisition costs was relatively unchanged during the three and nine month periods ended September 30, 2005 as compared to the same periods in 2004.

Insurance expenses and taxes increased $0.3 million (or 39%) and $1.1 million (or 49%) during the current three and nine month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. The following table provides the changes in insurance expenses and taxes by type for each respective period:

                                                      Three Months   Nine Months
Insurance Expenses and Taxes - Net of Capitalization  2005 vs. 2004  2005 vs. 2004
----------------------------------------------------  -------------  -------------
                                                            (In Millions)
General insurance expenses                            $         0.1  $         0.5 (1)
Taxes, licenses, and fees                                       0.1            0.3 (2)
Commissions                                                     0.1            0.3 (3)
                                                      -------------  -------------
                                                      $         0.3  $         1.1
                                                      =============  =============

(1) The increases in general insurance expenses are primarily due to new product development expenses.

(2) The increases in taxes, licenses, and fees are primarily due to an increase in New York State Insurance Department assessments and triennial examination expenses.

(3) The increases in commissions are primarily due to increases in variable annuity asset-based commissions.

The Company's effective federal income tax rate was 33% and 28% during the current three and nine month periods ended September 30, 2005, respectively, as compared to 27% and 30% during the equivalent periods in 2004. The changes in the effective federal income tax rate during the respective periods are primarily due to DRD and FTC adjustments recorded during the current three and nine month periods.

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


Date: November 10, 2005

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