Form 10-K
period 2005-12-31
ML LIFE INSURANCE CO OF NEW YORK
filed 2006-03-29
CIK 862923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [ ] Yes [X] No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [  ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

[ ] large accelerated filer [ ] accelerated filer [X] non-accelerated filer

     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

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

PART I

Item 1.  Business.

     The Registrant (also referred to herein as “ML of New York”) is engaged in the sale of life insurance and annuity products. The Registrant is a stock life insurance company organized under the laws of the State of New York on November 28, 1973. The Registrant is currently subject to primary regulation by the New York State Insurance Department. The Registrant is a direct wholly owned subsidiary of Merrill Lynch Insurance Group (“MLIG”). MLIG is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch & Co.”), a corporation whose common stock is traded on the New York Stock Exchange.
     Information pertaining to contract owner deposits, contract owner account balances, and capital contributions can be found in the Registrant’s financial statements which are contained herein.
     The Registrant is currently licensed to conduct life insurance and annuity business in nine states. It currently markets its annuity products and variable life insurance products only in the state of New York. During 2005, annuity and life insurance sales were made principally in New York (99%, as measured by total contract owner deposits).
     The Registrant’s life insurance and annuity products are sold by licensed agents affiliated with Merrill Lynch Life Agency, Inc. (“MLLA”), a wholly owned subsidiary of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), pursuant to a general agency agreement by and between the Registrant and MLLA. At December 31, 2005, approximately 1,395 agents of MLLA were authorized to act for the Registrant.
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
Item 1A. Risk Factors
     In the course of conducting its business operations, ML of New York could be exposed to a variety of risks that are inherent to the insurance industry. A summary of some of the significant risks that could affect ML of New York’s financial condition and results of operations is included below. Some of these risks are managed in accordance with established risk management policies and procedures.

Competitive Environment

Industry Trends Could Adversely Affect Financial Results
     ML of New York continues to be influenced by a variety of trends that affect the insurance industry. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition, and sufficient scale, financial strength and flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base.

     Competitive Factors May Adversely Affect Market Share and Financial Results

     ML of New York is subject to intense competition. Management believes that this competition is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. ML of New York competes with a large number of other insurers for insurance products, as well as non-insurance financial services companies for investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurers, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete.

Regulatory and Legislative Risks

The Insurance Industry is Heavily Regulated, and Changes in Regulation May Adversely Affect Financial Results
     The life insurance industry is regulated at the state level, with some products also subject to federal regulation. Various federal and state securities regulators and self-regulatory organizations (including the Securities and Exchange Commission, New York Stock Exchange, and the NASD, Inc.), as well as industry participants continued to review and, in many cases, adopt changes to their established rules and policies in areas such as corporate governance, mutual fund trading, mutual fund and variable annuity distribution practices, disclosure practices and auditor independence.

     ML of New York is subject to a wide variety of insurance and other laws and regulations. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulation recently adopted or currently under review can potentially impact the reserving/capital requirements and marketing/sales practices for certain products, particularly variable annuities.
     Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase ML of New York’s direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on financial results.

Changes in Tax Legislation Could Make Certain Products Less Attractive to Consumers

     Changes in tax laws could make variable annuities less attractive to consumers. For example, enacted reductions in the federal income tax that individual investors are required to pay on dividends and capital gains on stocks and mutual funds provide an incentive for some customers and potential customers to shift assets into mutual funds, and away from variable annuity products. These enacted tax rate reductions may impact the relative attractiveness of annuities as compared to stocks and mutual funds.
     ML of New York cannot predict whether any other legislation will be enacted, what the specific terms of any such legislation will be or how, if at all, this legislation or any other legislation could have a material adverse effect on financial condition and results of operations.

Market Risk

Volatility in Equity Markets May Adversely Affect Sales of Variable Annuity Products and Financial Results
     Significant downturns and volatility in equity markets may have an adverse effect on ML of New York’s financial results.
     Market downturns and volatility may discourage purchases of variable annuities which are generally correlated to the performance of the equity markets and may cause existing customers to withdraw or reduce investments in those products. In addition, since asset-based fees collected on inforce variable contracts represent a significant source of revenue, ML of New York’s financial condition will be impacted by fluctuations in investment performance of equity-based separate accounts assets.
     ML of New York also provides certain guarantees within its variable annuity products that protect policyholders against significant downturns in the equity markets. For example, ML of New York offers variable annuity products with guaranteed features, such as minimum death and minimum income benefits. These guarantees may be more costly than expected in volatile or declining equity market conditions, causing ML of New York to increase liabilities for future policy benefits and negatively affecting financial results.

Credit Risk

Impairment in the Value of the Fixed Maturity Securities Portfolio May Adversely Affect Financial Results
     ML of New York is subject to the risk that the issuers of the fixed maturity securities owned may default on principal and interest payments owed. The occurrence of a major economic downturn, acts of corporate malfeasance or other events that adversely affect the issuers of these securities could cause the value of the fixed maturities portfolio to decline and the default rate of fixed maturity securities in the investment portfolio to increase. A ratings downgrade affecting particular issuers or securities could also have a similar effect. With recent downgrades, as well as economic uncertainty and increasing interest rates, credit quality of issuers could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on ML of New York’s financial results.

Interest Rate Risk

Changes in Market Interest Rates May Adversely Affect Financial Results
     ML of New York’s fixed life and annuity products are exposed to the risk that changes in interest rates will reduce the spread, or the difference between the amounts that it is required to pay under fixed contracts and the rate of return it is able to earn on invested assets intended to support obligations under the contracts.

     Spread is a key component of net earnings. A low level of short-term and long-term interest rates can have a negative impact on the demand for and the profitability of spread-based products such as fixed annuities. In addition, continued low interest rates could put pressure on interest spreads on existing blocks of business as declining investment portfolio yields may draw closer to minimum crediting rate guarantees on certain products.
     As interest rates decrease or remain at low levels, ML of New York may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing its investment margin. Moreover, borrowers may prepay or redeem certain investments in the investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, ML of New York’s ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, the spread could decrease or potentially become negative. A decline in market interest rates could also reduce the return on investments that do not support particular policy obligations. Accordingly, declining interest rates may materially adversely affect financial results.
     Increases in market interest rates could also negatively affect net earnings. Surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring sales of invested assets at a time when the prices of those assets are adversely affected by the increase in market interest rates, which may result in net realized investment losses. An increase in market interest rates could also have a material adverse effect on the value of ML of New York’s investment portfolio, by decreasing the fair values of the fixed income securities that comprise a substantial majority of the investment portfolio.

Liquidity Risk

ML of New York’s Business and Financial Results May be Adversely Impacted by an Inability to Sell Assets to Meet Maturing Obligations.
     ML of New York could be exposed to liquidity risk, which is the potential inability to sell assets that can be quickly converted into cash obligations. ML of New York’s liquidity may be impaired due to circumstances that it may be unable to control, such as general market disruptions or an operational problem. ML of New York’s ability to sell assets may also be impaired if other market participants are seeking to sell similar assets at the same time. The inability of ML of New York to sell assets to meet maturing obligations, a negative change in its credit ratings, or regulatory capital restrictions, may have a negative effect on financial results.

Claims Experience and Reserving Assumptions

Differences between Actual Claims Experience and Reserving Assumptions May Adversely Affect Financial Results
     ML of New York’s earnings significantly depend upon the extent to which actual claims experience is consistent with the assumptions used in setting prices for variable annuity products and establishing liabilities for future policy benefits. Liabilities for future policyholder benefits and claims are established based on estimates. Principle assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, investment yields and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. To the extent that actual claims experience is less favorable than the underlying assumptions used in establishing such liabilities, ML of New York could be required to increase liabilities.
     Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of liabilities for future policyholder benefits and claims, ML of New York cannot determine precisely the amounts which will ultimately be paid to settle liabilities. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. ML of New York evaluates liabilities periodically based on changes in the assumptions used to establish the liabilities, as well as actual experience. ML of New York charges or credits changes in liabilities to expenses in the period established or re-estimated. If the liabilities originally established for future benefit payments prove inadequate, they must be increased. Such increases could negatively affect earnings and have an adverse effect on ML of New York’s financial results.

Operational Risk

ML of New York May Incur Losses From Inadequate or Failed Internal Processes, People and Systems or From External Events.
     ML of New York may incur losses arising from its exposure to operational risk. Insurance companies, including ML of New York, are exposed to the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Such operational risks may include, for example, exposure to natural or man-made disasters, mistakes made in the confirmation or settlement of transactions or from improper recording, evaluating or accounting for transactions. ML of New York could suffer financial loss, disruption of its business, liability to clients, regulatory intervention or reputational damage, which would affect its business and financial condition.

Litigation Risk

Legal Proceedings Could Adversely Affect ML of New York’s Financial Results for a Particular Period and Impact its Credit Ratings.
     ML of New York may be named as a defendant in legal actions including arbitrations, class actions, and other litigation arising in connection with its insurance business activities. These legal actions can include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, ML of New York will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, ML of New York would not be able to predict what the eventual loss or range of loss related to such matters could be, which may be material to its financial results for any particular period and may impact its credit ratings .

Item 1B. Unresolved Staff Comments

     Not Applicable.

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
     During 2005, the Registrant did not pay any dividends. During 2004, the Registrant paid an ordinary dividend of $2,500,000 to MLIG. No other cash dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of New York, notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. See Note 9 to the Registrant’s financial statements.
     (b)  Not applicable.
     (c)  Not applicable.

Item 6.  Selected Financial Data.

     Information called for by this item is omitted pursuant to General Instruction I. of Form 10-K.

Item 7. Management’s Narrative Analysis of Results of Operations
     This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein for the Registrant.
Forward Looking Statements
     Certain statements contained in this Report may be considered forward-looking, including statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. These forward-looking statements are not statements of historical fact and represent only management’s beliefs regarding future events, which are inherently uncertain. There are a variety of factors, many of which are beyond ML of New York’s control, which affect its operations, performance, business strategy, and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors that Could Affect ML of New York. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. ML of New York does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates the forward-looking statements are made. The reader should, however, consult any further disclosures ML of New York may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
Overview
     ML of New York conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. These markets are highly regulated with particular emphasis on company solvency and sales practice monitoring. Demographically, the population is aging and there is a growing number of individuals preparing for retirement, which favors life insurance and annuity products. ML of New York believes that the demand for retirement products containing guarantee features will continue to increase in the future. ML of New York believes it is well positioned to continue meeting these demands for product guarantees with the introduction of its new variable annuity product line during 2005. ML of New York currently offers guaranteed minimum death benefits, guaranteed minimum income benefits, and is launching guaranteed minimum withdrawal benefits in January 2006.
Life Insurance Strategy
     During the first quarter 2003, ML of New York discontinued manufacturing variable life insurance products. As a result, Merrill Lynch Life currently does not manufacture, market, or issue life insurance products.
     During the first quarter 2005, ML of New York transitioned the policy administration of its inforce life insurance contracts to an unaffiliated third party service provider. ML of New York remains committed to the delivery of high quality services for all life insurance contracts inforce .

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
Valuation of Fixed Maturity and Equity Securities
     ML of New York’s principal investments are available-for-sale fixed maturity and equity securities as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. ML of New York primarily utilizes pricing services and broker quotes to determine the fair value of non-publicly traded fixed maturity and equity securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At December 31, 2005 and December 31, 2004, approximately, $27.2 million (or 17%) and $31.8 million (or 18%), respectively, of ML of New York’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities.
     Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income (loss) on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.
Other-Than-Temporary Impairment Losses on Investments
     ML of New York regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary (“OTT”) declines in the fair value of investments. Management makes this determination through a series of discussions with ML of New York’s portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and ML of New York’s ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. ML of New York did not incur realized investment losses due to OTT declines in fair value for the years ended December 31, 2005 and December 31, 2004. ML of New York recorded realized investment losses due to OTT declines in fair value of $0.8 million for the year ended December 31, 2003.
Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance
     The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs (“DAC”) are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At December 31, 2005, variable annuities and variable life insurance accounted for $15.4 million (or 67%) and $7.6 million (or 33%), respectively, of ML of New York’s DAC asset. At December 31, 2004, variable annuities and variable life insurance accounted for $19.0 million (or 68%) and $9.1 million (or 32%), respectively, of ML of New York’s DAC asset.
     DAC for variable annuities is amortized with interest over the lives of the policies in relation to the present values of estimated future gross profits from asset-based fees, contract fees, and surrender charges, less a provision for guaranteed minimum death benefit (“GMDB”) expenses, policy maintenance expenses, and non-capitalized commissions.
     DAC for variable life insurance is amortized with interest over the lives of the policies in relation to the present values of estimated future gross profits from fees related to contract loans, asset-based fees, and cost of insurance charges, less claims (net of reinsurance), cost of mortality reinsurance, policy maintenance expenses, and non-capitalized commissions.
     The most significant assumptions involved in the estimation of future gross profits are future net separate accounts performance, surrender rates and mortality rates. For variable annuities, ML of New York generally establishes a long-term rate of net separate accounts growth. If returns over a determined historical period differ from the long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. The result is that the long-term rate is assumed to be realized over a period of approximately ten years. However, the long-term rate may be adjusted if expectations change. This method for projecting market returns is known as reversion to the mean, a standard industry practice. ML of New York adopted this assumption in 2004. For variable life insurance, ML of New York generally assumes a level long-term rate of net variable life separate accounts growth for all future years and the long-term rate may be adjusted if expectations change. Additionally, ML of New York may modify the rate of net separate accounts growth over the short term to reflect near-term expectations of the economy and financial market performance in which separate accounts assets are invested. Surrender and mortality rates for all variable contracts are based on historical experience and a projection of future experience.
     Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the years ended December 31, 2005, 2004 and 2003 the favorable (unfavorable) impact on pretax earnings related to unlocking on variable life insurance and annuity products was ($3.2) million, $3.0 million and ($1.0) million respectively. During 2005, ML of New York lowered its future gross profit assumptions on certain variable life insurance and annuity products by increasing future surrender and mortality rates which resulted in unfavorable unlocking. During 2004, ML of New York adopted the reversion to the mean technique for projecting future returns on separate account assets. The adoption resulted in increased equity market return assumptions which contributed to favorable unlocking. In addition to the adoption of the mean reversion technique, unlocking during 2004 was also favorably impacted by changes in lapse assumptions on variable annuity products.
Policyholder Liabilities
     ML of New York establishes liabilities for amounts payable on its life and annuity contracts based on methods and underlying assumptions in accordance with SFAS 60, Accounting and Reporting by Insurance Enterprises, SFAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts and applicable actuarial standards.

     ML of New York’s liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at December 31, 2005 and 2004 were $168.9 million and $185.5 million, respectively.
     Future policy benefits are actuarially determined reserves, which are calculated to meet future obligations and are generally payable over an extended period of time. Principle assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, investment yields and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At December 31, 2005 and 2004, future policy benefits were $22.5 million and $22.1 million, respectively. Included within future policy benefits are liabilities for GMDB and guaranteed minimum income benefit (“GMIB”) provisions contained in the variable products that ML of New York issues. See Note 6 to the Financial Statements for further discussion of GMDB and GMIB liabilities as well as period-to-period differences in unlocking.
Federal Income Taxes
     ML of New York uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. ML of New York provides for federal income taxes based on amounts it believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the realization of certain tax deductions and credits.
     Specific estimates include the realization of dividend-received deductions (“DRD”) and foreign tax credits (“FTC”). A portion of ML of New York’s investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year’s provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. See Note 7 to the Financial Statements for period-to-period differences in DRD and FTC adjustments.
Recent Developments
New Accounting Pronouncements
     In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. ML of New York will adopt SOP 05-1 on January 1, 2007. ML of New York is currently assessing the Financial Statement impact related to the adoption of SOP 05-1.
     On January 1, 2004, ML of New York adopted the provisions of SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-1 required the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that was different from the methodology that ML of New York previously employed. As a result, ML of New York recorded a $3.1 million increase in policyholder liabilities resulting in a charge to earnings of $2.0 million, net of a federal income tax benefit of $1.1 million, which was reported as a cumulative effect of a change in accounting principle during 2004. Excluding the cumulative effect of a change in accounting principle during 2004, the changes in policyholder liabilities related to SOP 03-1 did not have a material impact on ML of New York’s Statements of Earnings for the years ended December 31, 2005 and 2004.
New Business
     ML of New York offers products in the highly competitive retirement planning market by selling variable and interest-sensitive annuity products through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, a wholly owned broker-dealer subsidiary of Merrill Lynch & Co. ML of New York competes for Merrill Lynch & Co.’s clients’ retirement planning business with i) unaffiliated insurers whose products are also sold through Merrill Lynch & Co.’s retail network, ii) insurers who solicit this business directly, and iii) other investment products sold through Merrill Lynch & Co.’s retail network. ML of New York competes in this market segment by integrating its products into Merrill Lynch & Co.’s planning-based financial management program.
     ML of New York seeks to provide superior customer service and financial management to promote the competitiveness of its products. ML of New York’s customer service center has established standards of performance that are monitored on a regular basis. Managers and employees in the customer service center are periodically evaluated based on their performance in meeting these standards.
     ML of New York has strategically placed its marketing emphasis on the sale of variable annuity products. These products are designed to address the retirement planning needs of Merrill Lynch & Co.’s clients. Each variable annuity product is designed to provide tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. During May 2005, ML of New York introduced a new variable annuity product line, Merrill Lynch Investor Choice Annuity (“ICA”), which replaced all new sales of existing variable annuity products. ICA provides the ability to customize variable annuity products with specific contract features, charge structures, and investment options. ICA is offered in B-Share, C-Share and L-Share classes similar to previous variable annuity products. These classes are differentiated by the surrender charge period and the types of contract fees charged to the contract owner. Additionally, ICA offers a bonus class in which a specified amount is added to the contract value with each deposit. Since its introduction, total deposits for ICA were $24.8 million.
     Total direct deposits by product for the three years ended December 31 were as follows:

	(In Millions)			% Change
	2005	2004	2003	2005 - 2004	2004 - 2003
Variable Annuities (including ICA):

B-Share	$17.4	$65.5	$37.9	-73%	73%
L-Share	11.6	4.3	9.9	170	-57
Bonus	10.8	—	—	100	n/a
C-Share	2.3	4.6	10.4	-50	-56

	42.1	74.4	58.2	-43	28

All Other Deposits	0.9	1.9	2.2	-53	-14

Total Direct Deposits	$43.0	$76.3	$60.4	-44%	26%

     Total direct deposits decreased $33.3 million (or 44%) to $43.0 million for the period ended December 31, 2005, as compared to the period ended December 31, 2004. During 2005, variable annuity deposits decreased $32.3 million (or 43%) to $42.1 million as compared to 2004. As noted above, ICA was not launched until May 2005. Additionally, as a result of the unique product structure and features, the sales force required specialized marketing, training and education, which extended throughout 2005. Management believes future deposits will be positively impacted by these marketing and training efforts. Further, management believes variable annuity deposits were impacted by a reduction in the number of internal wholesalers. For nearly the first half of 2005, one of the three internal wholesaler positions was vacant.
     All other deposits includes deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured.
Surrenders
     Policy and contract surrenders increased $23.4 million (or 22%) to $128.0 million during 2005 as compared to 2004. During 2005, variable annuity surrenders increased $21.3 million (or 30%) to $92.0 million as compared to 2004. The increase in variable annuity surrenders is primarily a result of the anticipated increase in lapse rates on variable annuity contracts reaching the end of their surrender charge period.
Financial Condition
     At December 31, 2005, ML of New York’s assets were $1,231.6 million or $49.9 million lower than the $1,281.5 million in assets at December 31, 2004. Assets excluding separate accounts assets decreased $15.8 million (or 5%) primarily due to a reduction in the number of fixed rate contracts inforce and a decrease in market values on investment securities as a result of the rising interest rate environment during 2005. Separate accounts assets, which represent 77% of total assets, decreased $34.1 million (or 3%) to $946.3 million. Changes in separate accounts assets during each quarter of 2005 were as follows:

	1Q05	2Q05	3Q05	4Q05	Total
	(In Millions)
Investment performance	$(10.3)	$15.2	$36.6	$20.0	$61.5
Deposits	9.0	6.4	10.2	19.2	44.8
Policy fees and charges	(4.4)	(4.2)	(4.4)	(4.3)	(17.3)
Surrenders, benefits and withdrawals	(27.8)	(28.3)	(31.0)	(36.0)	(123.1)

Net increase (decrease)	$(33.5)	$(10.9)	$11.4	$(1.1)	$(34.1)

     During 2005, ML of New York experienced contract owner withdrawals that exceeded deposits on all products by $106.4 million. The components of contract owner transactions were as follows:

2005
(In Millions)
Deposits collected	$43.0
Internal tax-free exchanges	(7.6)

Net contract owner deposits	35.4

Contract owner withdrawals	59.6
Net transfers from separate accounts	82.2

Net contract owner withdrawals	141.8

Net contract owner activity	$(106.4)

     ML of New York maintains a conservative general account investment portfolio. ML of New York has no mortgage or real estate investments and its investment in below investment grade fixed maturity securities are below the industry average. The following schedule identifies ML of New York’s general account invested assets by type for the years ended December 31:

	2005	2004
Investment grade fixed maturity securities (rated A or higher)	58%	61%
Policy loans	31	30
Investment grade fixed maturity securities (rated BBB)	10	9
Below investment grade fixed maturity securities	1	—

	100%	100%

     At December 31, 2005 and 2004, approximately $162.1 million (or 99%) and $179.8 million (or 100%), respectively, of fixed maturity securities were considered investment grade. ML of New York defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor’s BBB- or higher (or similar rating agency). Also, at December 31, 2005, approximately $5.7 million (or 3%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s. This compares to $7.5 million (or 4%) of BBB- rated fixed maturity securities at December 31, 2004.
     At December 31, 2005, approximately $2.2 million (or 1%) of fixed maturity securities were considered below investment grade. The majority of these below investment grade holdings will mature in January 2006. At December 31, 2004, ML of New York did not hold any fixed maturity securities that were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current below investment grade holdings are the result of ratings downgrades on existing securities as ML of New York does not purchase below investment grade securities. ML of New York closely monitors such investments.
     ML of New York’s investment in collateralized mortgage obligations (“CMO”) and mortgage backed securities (“MBS”) had a carrying value of $2.6 million and $1.4 million at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, approximately $0.7 million (or 29%) and $1.0 million (or 71%), respectively, of CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from similarly rated corporate securities.
     At December 31, 2005, ML of New York had 1,657 life insurance and annuity contracts inforce with interest rate guarantees. The estimated average rate of interest credited on behalf of contract owners was 4.14% and 4.35% during 2005 and 2004, respectively. Total investments and cash and cash equivalents supporting liabilities with interest rate guarantees had an estimated average effective yield of 4.33% and 4.13% during 2005 and 2004, respectively. The number of life insurance and annuity contracts inforce with interest rate guarantees decreased 196 (or 11%) as compared to 2004.
Business Environment
     ML of New York’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance
     Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 70% of separate accounts assets are in equity-based mutual funds at December 31, 2005. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, ML of New York’s financial condition will be impacted by fluctuations in investment performance of equity-based separate accounts assets.
     Fluctuations in the U.S. equity market also directly impact ML of New York’s exposure to GMDB and GMIB provisions contained in the variable annuities it manufactures. Minimal or negative investment performance generally results in greater exposure to GMDB and GMIB provisions, to the extent there is an increase in the number of variable contracts (and amount per contract) in which the GMDB and GMIB exceeds the variable account balance. Prolonged periods of minimal or negative investment performance may result in greater GMDB and GMIB expense because it may change ML of New York’s assumptions regarding the long term cost of GMDB’s and GMIB’s. If ML of New York increases its estimated long term cost of GMDB’s and GMIB’s, it will result in establishing greater GMDB and GMIB liabilities as compared to current practice. GMDB and GMIB expenses are recorded as a component of policy benefits.
     The investment performance of the underlying U.S. equity-based mutual funds supporting ML of New York’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). U.S. equity indices declined during the first half of the year and spent the latter part of the year recovering. The Dow ended the year essentially unchanged from 2004. Both the S&P and the NASDAQ finished the year with modest gains of 3.0% and 1.4% respectively.
     During 2005 asset-based policy fees increased $0.3 million (or 2%) while average variable account balances were relatively unchanged at $944.3 million as compared to 2004.
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
     Interest rates continued to trend upward and the yield curve flattened throughout 2005, at times becoming inverted. The U.S. Federal Reserve System’s Federal Open Market Committee raised the federal funds rate eight times during 2005 to 4.25%, up from 2.25%. The successive increases in short-term interest rates raised the medium-term interest rate to 4.36% at December 31, 2005 as compared to 3.16% at December 31, 2004. ML of New York defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 5 years.
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
     The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations for the years ended December 31 were as follows:

	2005	2004
Average medium term interest rate yield	4.36%	3.16%
Increase in medium term interest rates (in basis points)	120	111

Credit spreads (in basis points)	106	72
Expanding (contracting) of credit spreads (in basis points)	34	(13)

Increase (decrease) on market valuations: (in millions)
Available-for-sale investment securities	$(3.3)	$(2.3)
Interest-sensitive policyholder liabilities	0.5	1.1

Net decrease on market valuations	$(2.8)	$(1.2)

Liquidity and Capital Resources
     ML of New York’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has inforce. ML of New York has developed and utilizes a cash flow projection system and regularly performs asset / liability duration matching in the management of its asset and liability portfolios. ML of New York anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 2005 and 2004, ML of New York’s assets included $172.8 million and $186.4 million, respectively, of cash, short-term investments, and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.
     The following table summarizes ML of New York’s contractual obligations as of December 31, 2005:

	Less Than	Three to	More Than
	Three Years	Five Years	Five Years	Total
	(In Millions)
Long-term liabilities (1)	$1.3	$1.4	$17.5	$20.2

(1)	The long-term liabilities include the portion of future policy benefits for which ML of New York believes the amount and timing of the payments are essentially fixed and determinable. These amounts primarily relate to contracts where ML of New York is currently making payments to policyholders and will continue to do so until the occurrence of a specific event.
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
     The National Association of Insurance Commissioners utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. As of December 31, 2005 and 2004, based on the RBC formula, ML of New York’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.
     ML of New York receives claims paying ability ratings from Standard and Poors and A.M. Best. At December 31, 2005, ML of New York received ratings from Standard and Poors and A.M. Best of “A+” and “A”, respectively. These ratings were unchanged from the ratings at December 31, 2004.
     ML of New York has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks that assumed, but will allow ML of New York to reduce its absolute level of surplus. In implementing this plan, ML of New York paid an ordinary cash dividend of $2.5 million to MLIG during 2004. ML of New York did not pay a dividend during 2005 or 2003. Pending regulatory approval, ML of New York intends to pay a cash dividend during 2006.
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

2005 compared to 2004
     ML of New York recorded earnings before change in accounting principle of $5.5 and $7.9 million for 2005 and 2004, respectively.
     Net earnings derived from interest spread increased $1.0 million (or 44%) to $3.1 million during 2005 as compared to $2.1 million in 2004. The following table provides the components and changes in interest spread:

Interest Spread	2005	2004	Change
	(In Millions)
Net investment income	$11.3	$11.2	$0.1	(1)
Interest credited to policyholder account balances	(8.2)	(9.1)	0.9	(2)

	$3.1	$2.1	$1.0

(1)	Despite the reduction in fixed rate contracts inforce, net investment income was favorably impacted by an increase in asset yields during 2005 as compared to 2004.

(2)	The decrease in interest credited is primarily due to the reduction of fixed rate contracts inforce.
     Net realized investment gains increased $1.7 million to $1.8 million during 2005 as compared to $0.1 million in 2004. The increase in net realized investment gains is primarily due to one large credit related gain incurred during the third quarter 2005.
     Policy benefits decreased $0.5 million (or 17%) to $2.5 million during 2005 as compared to $3.0 million in 2004. The following table provides the changes in policy benefits by type:

Policy Benefits	2005	2004	Change
	(In Millions)
Life insurance mortality expense	$1.4	$1.7	$(0.3	)(1)
Variable annuity mortality expense	1.1	1.3	(0.2	)(2)

	$2.5	$3.0	$(0.5)

(1)	The decrease in life insurance mortality expense is primarily due to a decrease in the number of death claims.

(2)	The decrease in variable annuity mortality expense is due to favorable GMDB liability unlocking during 2005 as noted in the Critical Accounting Policies section above.
     Reinsurance premium ceded increased $0.1 million (or 7%) to $1.8 million during 2005 as compared to $1.7 million in 2004. The increase is primarily attributable to the increased reinsurance of variable annuity products containing GMIB provisions.
     Amortization of DAC increased $6.2 million to $7.0 million during 2005 as compared to $0.8 million in 2004 primarily as a result of period-to-period differences in DAC unlocking of $6.2 million as noted in the Critical Accounting Policies section above.

     Insurance expenses and taxes increased $0.7 million (or 18%) to $4.7 million during 2005 as compared to $4.0 million in 2004. The following table provides the changes in insurance expenses and taxes by type:

Insurance Expenses and Taxes – Net of Capitalization	2005	2004	Change
	(In Millions)
General insurance expenses	$3.7	$3.2	$0.5	(1)
Commissions	0.4	0.1	0.3	(2)
Taxes, licenses, and fees	0.6	0.7	(0.1)

	$4.7	$4.0	$(0.7)

(1)	The increase in general insurance expenses is primarily due to new product development expenses.

(2)	The increase in commissions is primarily due to an increase in variable annuity asset-based commissions.
     ML of New York’s effective federal income tax rate decreased to 24% for 2005 from 29% for 2004 primarily due to period-to-period differences in DRD and FTC adjustments as noted in the Critical Accounting Policies section above.
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

     Net realized investment gains decreased $0.5 million to $0.1 during 2004 as compared to $0.6 million in 2003. The following table provides the changes in net realized investment gains (losses) by type:

Realized Gains (Losses)	2004	2003	Change
	(In Millions)
Interest related gains	$0.1	$2.4	$(2.3	)(1)
Credit related losses	—	(1.8)	1.8	(2)

	$0.1	$0.6	$(0.5)

(1)	The decrease in interest related net realized gains is primarily due to decreased invested asset sales and decreases to asset market valuations resulting from the increasing interest rate environment during 2004 as compared to 2003.

(2)	The decrease in credit related net realized losses is primarily due to the reduction in OTT declines in the carrying value of fixed maturity securities and asset sales of several large security holdings. There were no OTT declines or credit related asset sales during 2004. OTT declines were $0.8 million and losses on credit related asset sales were $1.0 million during 2003.
     Policy benefits decreased $1.0 million (or 25%) to $3.0 million during 2004 as compared to $4.0 million in 2003. The following table provides the changes in policy benefits by type:

Policy Benefits	2004	2003	Change
	(In Millions)
Life insurance mortality expense	$1.7	$2.1	$(0.4	)(1)
Variable annuity mortality expense	1.3	1.9	(0.6	)(2)

	$3.0	$4.0	$(1.0)

(1)	The decrease in life insurance mortality expense is due to a decrease in net amount at risk per death claim.

(2)	The decrease in variable annuity mortality expense is due to decreased death benefit expense incurred under GMDB provisions due to improving equity markets.
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
     Amortization of DAC decreased $4.0 million (or 83%) to $0.8 million during 2004 as compared to $4.8 million in 2003 primarily as a result of period-to-period differences in DAC unlocking as noted in the Critical Accounting Policies section above. Excluding DAC unlocking, amortization of DAC was relatively unchanged during 2004 as compared to 2003.
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
     Earnings before change in accounting principle by segment were as follows:

Segment	2005	2004	2003
	(In Millions)
Life Insurance	$2.1	$2.1	$1.3
Annuities	2.8	5.2	2.6
Other	0.6	0.6	0.5
     Net earnings by segment were as follows:

Segment	2005	2004	2003
	(In Millions)
Life Insurance	$2.1	$1.9	$1.3
Annuities	2.8	3.3	2.6
Other	0.6	0.6	0.5
     The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with ML of New York’s consolidated financial condition and results of operations presented herein.
     During 2005 and 2004, ML of New York did not incur any OTT impairment losses on investments for either the Life Insurance or Annuity segments. The Annuity segment recorded $0.8 million of OTT impairment losses on investments in 2003.
     ML of New York is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2005, 2004, or 2003.
Inflation
     ML of New York’s operations have not been materially impacted by inflation and changing prices during the preceding three years.

20

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
     The following table presents the estimated net impact on the fair value of investments and interest sensitive liabilities resulting from various hypothetical interest rate scenarios, based on assumptions contained in ML of New York’s model:

	Change in Fair Value
Change in Interest Rates	2005	2004
	(In Millions)
+ 100 basis points	($1.1)	($2.2)
+ 50 basis points	($0.6)	($1.1)
+ 10 basis points	($0.1)	($0.2)
– 10 basis points	$0.1	$0.2
– 50 basis points	$0.6	$1.1
– 100 basis points	$1.1	$2.2
     ML of New York’s model is based on existing business inforce as of the year ended 2005 without considering the impact of new annuity sales on assets or liabilities. The model incorporates ML of New York’s fixed maturity securities and preferred equity investments excluding variable rate securities with rate resetting in less than ninety days, securities with a maturity of less than ninety days, and securities that are in or near default. The changes in interest rate scenarios, noted above, assume parallel shifts in the yield curve occurring uniformly throughout the year.
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
     The following table presents the estimated net impact on the fair value of investments resulting from various hypothetical fluctuations in credit spreads, based on assumptions contained in ML of New York’s model:

	Change in Fair Value
Change in Credit Spreads	2005	2004
	(In Millions)
+ 50 basis points	($1.6)	($2.3)
+ 10 basis points	($0.3)	($0.5)
– 10 basis points	$0.5	$0.5
– 50 basis points	$1.7	$2.3
     ML of New York’s model is based on existing business inforce as of the year ended 2005 without considering the impact of new annuity sales on assets. The model incorporates ML of New York’s fixed maturity securities and preferred equity investments excluding securities with a maturity of less than ninety days and securities that are in or near default. The changes in credit spreads, noted above, assume a uniform occurrence throughout the year.
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
Equity Price Risk
     Equity price risk arises from the possibility that general reductions in equity prices will negatively affect the value of assets and liabilities, primarily separate accounts assets and separate accounts liabilities. ML of New York manages its exposure to equity risk via certain product design features (e.g., waiting periods, age caps, subsequent premium restrictions, and adjusted withdrawals) and reinsurance programs to the extent reinsurance capacity is available in the marketplace. General reductions in equity prices impact ML of New York in the following ways:
•	Reductions in separate accounts assets. Asset-based policy fees collected on separate accounts assets are a primary source of earnings, thus lower asset balances will result in lower policy charge revenue.

•	Increased exposure to GMDB. Decreasing variable contract owner account values increase the number of contracts, as well as amounts per contract, in which GMDB exceed those variable contract owner account balances. This may result in greater future policy benefit expense.

•	Potential hindrance of sales and marketing efforts for variable annuity products.

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

     In addition, no change in Registrant’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Fees Paid to the Registrant’s Independent Auditor

The following table presents fees for professional services rendered by Deloitte & Touche LLP for the audit of the Registrant’s financial statements for the years ended December 31, 2005 and 2004 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

	2005	2004
Audit (1)	$242,146	$207,506
Audit Related (2)	5,272	4,554
Tax (3)	2,636	2,277
All Other (4)	13,531	13,362

Total	$263,585	$227,699

(1)	Audit Fees included audit work performed in the review and preparation of the financial statements, as well as, services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)	Audit–Related Fees included accounting consultations relating to actuarial valuations.

(3)	Tax Fees included all services performed by the independent auditor’s tax personnel.

(4)	All Other Fees included miscellaneous out-of-pocket expenses.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

     (a)  Financial Statements and Exhibits.

(1)	The following financial statements of the Registrant are filed as part of this report:
a.	Independent Auditors’ Report dated February 27, 2006.
b.	Balance Sheets at December 31, 2005 and 2004.
c.	Statements of Earnings for the Years Ended December 31, 2005, 2004 and 2003.
d.	Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003.
e.	Statements of Stockholder’s Equity for the Years Ended December 31, 2005, 2004 and 2003.
f.	Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.
g.	Notes to Financial Statements for the Years Ended December 31, 2005, 2004 and 2003.
(2)	Not applicable.
(3)	The following exhibits are filed as part of this report as indicated below:

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

3.2	By-Laws of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

4.1	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.2	Modified Guaranteed Annuity Contract Application. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.3	Qualified Retirement Plan Endorsement. (Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.4	IRA Endorsement. (Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)
4.5	Company Name Change Endorsement. (Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

4.6	IRA Endorsement, MLNY009 (Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994).

4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94. (Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94. (Incorporation by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc. (Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation. (Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.)

10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.)

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(k) to Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.)

23.1	Written Consent of Deloitte & Touche, LLP, independent registered public accounting firm, is filed herewith.
24.1	Power of attorney of Frederick J. C. Butler. (Incorporated by reference to Exhibit 24(a) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.2	Power of attorney of Robert L. Israeloff. (Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.3	Power of attorney of Cynthia L. Kahn. (Incorporated by reference to Exhibit 24(i) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.4	Power of attorney of Robert A. King. (Incorporated by reference to Exhibit 24(j) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.5	Power of attorney of Irving M. Pollack. (Incorporated by reference to Exhibit 24(k) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.6	Power of attorney of Barry G. Skolnick. (Incorporated by reference to Exhibit 24(l) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.7	Power of attorney of Richard M. Drew. (Incorporated by reference to Exhibit 24.14 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 30, 2000.)
24.8	Power of attorney of John C. Carroll, is filed herewith.
24.9	Power of attorney of Paul Michalowski, is filed herewith.
24.10	Power of attorney of Joseph Justice. (Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.)

24.11	Power of attorney of Lori M. Salvo. (Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.)

24.12	Power of attorney of Deborah J. Adler. (Incorporated by reference to Exhibit 24.13 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 29, 2004.)
24.13	Power of attorney of Concetta M. Ruggiero. (Incorporated by reference to Exhibit 24.13 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 29, 2004.)
31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors’ Report
Balance Sheets at December 31, 2005 and 2004
Statements of Earnings for the Years Ended December 31, 2005, 2004 and 2003
Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003
Statements of Stockholder’s Equity for the Years Ended December 31, 2005, 2004 and 2003
Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Financial Statements for the Years Ended December 31, 2005, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
ML Life Insurance Company of New York
We have audited the accompanying balance sheets of ML Life Insurance Company of New York (the “Company”) as of December 31, 2005 and 2004, and the related statements of earnings, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Life Insurance Company of New York as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the financial statements, in 2004 the Company changed its method of accounting for long-duration contracts to conform to Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts.”
February 27, 2006

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004
(Dollars in thousands, except common stock par value and shares)

ASSETS	2005	2004
INVESTMENTS:
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2005 - $165,404 ; 2004 - $177,601)	$164,279	$179,753
Equity available-for-sale securities, at estimated fair value (cost: 2005 - $702; 2004 - $0)	706	—
Policy loans on insurance contracts, at outstanding loan balances	74,393	76,750

Total Investments	239,378	256,503
CASH AND CASH EQUIVALENTS	14,650	6,649
ACCRUED INVESTMENT INCOME	3,934	3,919
DEFERRED POLICY ACQUISITION COSTS	23,038	28,132
DEFERRED SALES INDUCEMENTS	601	—
OTHER ASSETS	3,772	5,978
SEPARATE ACCOUNTS ASSETS	946,261	980,398

TOTAL ASSETS	$1,231,634	$1,281,579

See accompanying notes to financial statements.	(Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
BALANCE SHEETS (Continued)
AS OF DECEMBER 31, 2005 AND 2004
(Dollars in thousands, except common stock par value and shares)

LIABILITIES AND STOCKHOLDER’S EQUITY	2005	2004
LIABILITIES:
POLICYHOLDER LIABILITIES AND ACCRUALS:
Policyholder account balances	$168,880	$185,538
Future policy benefits	22,546	22,101
Claims and claims settlement expenses	3,329	5,265

Total Policyholder Liabilities and Accruals	194,755	212,904
OTHER POLICYHOLDER FUNDS	264	1,099
FEDERAL INCOME TAXES – DEFERRED	2,091	3,871
FEDERAL INCOME TAXES – CURRENT	642	734
AFFILIATED PAYABLES – NET	2,869	2,357
OTHER LIABILITIES	863	—
SEPARATE ACCOUNTS LIABILITIES	946,261	980,398

Total Liabilities	1,147,745	1,201,363

STOCKHOLDER’S EQUITY:
Common stock, $10 par value - 220,000 shares authorized, issued and outstanding	2,200	2,200
Additional paid-in capital	52,310	52,310
Retained earnings	30,556	25,088
Accumulated other comprehensive income (loss)	(1,177)	618

Total Stockholder’s Equity	83,889	80,216

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,231,634	$1,281,579

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands)

	2005	2004	2003
REVENUES:
Policy charge revenue	$18,431	$18,426	$16,388
Net investment income	11,275	11,222	12,775
Net realized investment gains	1,799	127	633

Total Revenues	31,505	29,775	29,796

BENEFITS AND EXPENSES:
Interest credited to policyholder liabilities	8,216	9,096	9,756
Policy benefits (net of reinsurance recoveries: 2005 - $98; 2004 - $1,066; 2003 - $705)	2,501	3,014	4,027
Reinsurance premium ceded	1,845	1,722	1,577
Amortization of deferred policy acquisition costs	7,005	821	4,810
Insurance expenses and taxes	4,699	3,999	3,562

Total Benefits and Expenses	24,266	18,652	23,732

Earnings Before Federal Income Tax Provision	7,239	11,123	6,064

FEDERAL INCOME TAX PROVISION (BENEFIT):
Current	2,585	2,597	4,510
Deferred	(814)	662	(2,818)

Total Federal Income Tax Provision	1,771	3,259	1,692

EARNINGS BEFORE CHANGE IN ACCOUNTING PRINCIPLE	5,468	7,864	4,372

Change in Accounting Principle, Net of Tax	—	(2,032)	—

NET EARNINGS	$5,468	$5,832	$4,372

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands)

	2005	2004	2003
NET EARNINGS	$5,468	$5,832	$4,372

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during the period	(1,474)	(2,133)	1,245
Reclassification adjustment for gains included in net earnings	(1,799)	(127)	(321)

Total net unrealized gains (losses) on available-for-sale securities	(3,273)	(2,260)	924
Adjustments for:
Policyholder liabilities	512	1,132	864
Deferred federal income taxes	966	395	(626)

Total other comprehensive income (loss), net of tax	(1,795)	(733)	1,162

COMPREHENSIVE INCOME	$3,673	$5,099	$5,534

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	stockholder’s
	stock	capital	earnings	income (loss)	equity
BALANCE, JANUARY 1, 2003	$2,200	$52,310	$17,384	$189	$72,083
Net earnings			4,372		4,372
Other comprehensive income, net of tax				1,162	1,162

BALANCE, DECEMBER 31, 2003	2,200	52,310	21,756	1,351	77,617
Net earnings			5,832		5,832
Cash dividend paid to parent			(2,500)		(2,500)
Other comprehensive loss, net of tax				(733)	(733)

BALANCE, DECEMBER 31, 2004	2,200	52,310	25,088	618	80,216
Net earnings			5,468		5,468
Other comprehensive loss, net of tax				(1,795)	(1,795)

BALANCE, DECEMBER 31, 2005	$2,200	$52,310	$30,556	$(1,177)	$83,889

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands)

	2005	2004	2003
Cash Flows From Operating Activities:
Net earnings	$5,468	$5,832	$4,372
Noncash items included in earnings:
Change in accounting principle, net of tax	—	2,032	—
Amortization of deferred policy acquisition costs	7,005	821	4,810
Capitalization of policy acquisition costs	(1,911)	(3,924)	(2,323)
Amortization of deferred sales inducements	(28)	—	—
Capitalization of deferred sales inducements	(573)	—	—
Amortization of investments	821	622	689
Interest credited to policyholder liabilities	8,216	9,096	9,756
Change in variable contract reserves	285	(188)	—
Provision (benefit) for deferred Federal income tax	(814)	662	(2,818)
(Increase) decrease in operating assets:
Accrued investment income	(15)	413	513
Federal income taxes – current	—	—	1,628
Other	2,206	(2,330)	495
Increase (decrease) in operating liabilities:
Claims and claims settlement expenses	(1,936)	1,338	782
Other policyholder funds	(835)	(1,015)	1,327
Federal income taxes – current	(92)	(231)	965
Affiliated payables – net	512	(480)	367
Other	863	(28)	(470)
Other operating activities:
Net realized investment gains	(1,799)	(127)	(633)

Net cash and cash equivalents provided by operating activities	17,373	12,493	19,460

Cash Flow From Investing Activities:
Proceeds from (payments for):
Sales of available-for-sale securities	36,283	26,368	38,922
Maturities of available-for-sale securities	13,182	26,870	60,331
Purchases of available-for-sale securities	(36,992)	(53,564)	(109,475)
Policy loans on insurance contracts	2,357	4,242	5,611

Net cash and cash equivalents provided by (used in) investing activities	$14,830	$3,916	$(4,611)

See accompanying notes to financial statements.	(Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands)

	2005	2004	2003
Cash Flows From Financing Activities:
Proceeds from (payments for):
Cash dividend paid to parent	$—	$(2,500)	$—
Policyholder deposits (excludes internal policy replacement deposits)	35,439	71,983	57,372
Policyholder withdrawals (including transfers from separate accounts)	(59,641)	(91,581)	(82,975)

Net cash and cash equivalents used in financing activities	(24,202)	(22,098)	(25,603)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,001	(5,689)	(10,754)

CASH AND CASH EQUIVALENTS:
Beginning of year	6,649	12,338	23,092

End of year	$14,650	$6,649	$12,338

Supplementary Disclosure of Cash Flow Information:
Cash paid to affiliates for:
Federal income taxes	$2,677	$2,828	$1,917
Interest	67	25	18
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

Investments: The Company’s investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of tax. These changes in estimated fair value are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

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

Certain fixed maturity and equity securities are considered below investment grade. The Company defines below investment grade securities as unsecured debt obligations that have a Standard and Poor’s (or similar rating agency) rating lower than BBB-.

Policy loans on insurance contracts are stated at unpaid principal balances.

Deferred Policy Acquisition Costs (“DAC”): Policy acquisition costs for variable annuities and variable life insurance contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. The impact of these revisions on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. It is reasonably possible that estimates of future gross profits could be reduced in the future, resulting in a material reduction in the carrying amount of DAC.

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

	2005	2004	2003
Beginning balance	$8,167	$8,830	$9,703
Interest accrued	613	662	728
Amortization	(1,831)	(1,325)	(1,601)

Ending balance	$6,949	$8,167	$8,830

     The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years.
     Amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

2006	$815
2007	$737
2008	$697
2009	$686
2010	$681
Deferred Sales Inducements: The Company offers a sales inducement whereby the contract owner receives a bonus which increases the initial account balance by an amount equal to a specified percentage of the contract owner’s deposit. This amount may be subject to recapture under certain circumstances. The expense associated with offering this bonus is deferred and amortized over the anticipated life of the related contracts consistent with the amortization of DAC.

Separate Accounts: The Company’s Separate Accounts consist of variable annuities and variable life insurance contracts, of which the assets and liabilities are legally segregated and reported as separate captions in the Balance Sheets. Separate Accounts are established in conformity with New York State Insurance Law and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to claims of the Company only to the extent the value of such assets exceeds Separate Accounts liabilities. The assets of the Separate Accounts are carried at the daily net asset value of the mutual funds in which they invest.

Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, the net investment income and net realized and unrealized gains and losses attributable to Separate Accounts assets supporting variable annuities and variable life contracts accrue directly to the contract owner and are not reported as revenue in the Statements of Earnings. Mortality, policy administration and withdrawal charges associated with Separate Accounts products are included in policy charge revenue in the Statements of Earnings.

Policyholder Account Balances: The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest-crediting rates for the Company’s fixed rate products are as follows:

Interest-sensitive life products	4.00%
Interest-sensitive deferred annuities	3.00% - 6.80%
These rates may be changed at the option of the Company after initial guaranteed rates expire, unless contracts are subject to minimum interest rate guarantees.

Future Policy Benefits: The Company’s liability for future policy benefits consists of liabilities for immediate annuities and liabilities for certain guarantee benefits contained in the variable insurance products the Company manufactures. Liabilities for immediate annuities are equal to the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment generally depends on policyholder mortality. Interest rates used in establishing such liabilities range from 3.00% to 8.80%. Liabilities for guarantee benefits for variable annuity and life insurance contracts are discussed in more detail in Note 6 of the Financial Statements.

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

Accounting Pronouncements: In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the Financial Statement impact related to the adoption of SOP 05-1.

On January 1, 2004, the Company adopted the provisions of Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-1 required the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that was different from the methodology that the Company previously employed. As a result, the Company recorded a $3,120 increase in policyholder liabilities and a $6 decrease in DAC resulting in a charge to earnings of $2,032, net of a federal income tax benefit of $1,094, which was reported as a cumulative effect of a change in accounting principle during 2004. Excluding the cumulative effect of a change in accounting principle during 2004, the changes in policyholder liabilities related to SOP 03-1 did not have a material impact on the company’s Statements of Earnings for the years ended December 31, 2005 and 2004.

NOTE 2. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial instruments are carried at fair value or amounts that approximate fair value. The carrying value of financial instruments at December 31 were:

	2005	2004
Assets:
Fixed maturity securities (1)	$164,279	$179,753
Equity securities (1)	706	—
Policy loans on insurance contracts (2)	74,393	76,750
Cash and cash equivalents (3)	14,650	6,649
Separate Accounts assets (4)	946,261	980,398

Total assets	$1,200,289	$1,243,550

Liabilities:
Policyholder account balances	$168,880	$185,538

(1)	For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company utilizes pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 2005 and 2004, securities without a readily ascertainable market value, having an amortized cost of $27,093 and $31,189, had an estimated fair value of $27,223 and $31,752, respectively.

(2)	The Company estimates the fair value of policy loans as equal to the book value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

(3)	The estimated fair value of cash and cash equivalents approximates the carrying value.

(4)	Assets held in Separate Accounts are carried at the net asset value provided by the fund managers.
NOTE 3. INVESTMENTS
The amortized cost and estimated fair value of investments in fixed maturity securities at December 31 were:

	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
Corporate debt securities	$151,263	$1,052	$2,650	$149,665
U.S. Government and agencies	7,043	221	—	7,264
Foreign governments	4,499	324	59	4,764
Mortgage-backed securities	2,599	34	47	2,586

Total fixed maturity securities	$165,404	$1,631	$2,756	$164,279

Equity securities:
Non redeemable preferred stock	$702	$4	$—	$706

	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
Corporate debt securities	$164,746	$2,675	$1,371	$166,050
U.S. Government and agencies	7,048	508	—	7,556
Foreign governments	4,501	316	22	4,795
Mortgage-backed securities	1,306	56	10	1,352

Total fixed maturity securities	$177,601	$3,555	$1,403	$179,753

Estimated fair value and gross unrealized losses by length of time that certain fixed maturity securities have been in a continuous unrealized loss position at December 31 were:

	2005
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed maturity securities:
Corporate debt securities	$54,548	$874	$64,241	$1,776	$118,789	$2,650
Foreign governments	—	—	2,440	59	2,440	59
Mortgage-backed securities	1,469	21	743	26	2,212	47

Total temporarily impaired securities	$56,017	$895	$67,424	$1,861	$123,441	$2,756

Unrealized losses are primarily due to price fluctuations resulting from changes in interest rates and credit spreads. Based on the most recent available information, the Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.

There were no realized investment losses due to other-than-temporary declines in fair value for the years ended December 31, 2005 and 2004. The Company recorded realized investment losses due to other-than-temporary declines in fair value of $786 for the year ended December 31, 2003.

The amortized cost and estimated fair value of fixed maturity securities at December 31 by contractual maturity were:

	2005
	Amortized	Estimated
	Cost	Fair Value
Fixed maturity securities:
Due in one year or less	$43,051	$42,782
Due after one year through five years	102,664	100,914
Due after five years through ten years	9,708	9,742
Due after ten years	7,382	8,255

	162,805	161,693

Mortgage-backed securities	2,599	2,586

Total fixed maturity securities	$165,404	$164,279

	2004
	Amortized	Estimated
	Cost	Fair Value
Fixed maturity securities:
Due in one year or less	$12,678	$12,751
Due after one year through five years	140,870	141,725
Due after five years through ten years	14,094	14,586
Due after ten years	8,653	9,339

	176,295	178,401

Mortgage-backed securities	1,306	1,352

Total fixed maturity securities	$177,601	$179,753

In the preceding tables fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and estimated fair value of fixed maturity securities at December 31 by rating agency equivalent were:

	2005
	Amortized	Estimated
	Cost	Fair Value
AAA	$37,172	$37,277
AA	28,547	27,906
A	72,124	71,953
BBB	25,338	24,958
Below investment grade	2,223	2,185

Total fixed maturity securities	$165,404	$164,279

Investment grade	99%	99%
Below investment grade	1%	1%

	2004
	Amortized	Estimated
	Cost	Fair Value
AAA	$41,191	$41,917
AA	35,057	35,057
A	77,483	78,885
BBB	23,870	23,894

Total fixed maturity securities	$177,601	$179,753

Investment grade	100%	100%

The Company has recorded certain adjustments to policyholder account balances in conjunction with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts those liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive income (loss), net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive income (loss) at December 31 were as follows:

	2005	2004
Assets:
Fixed maturity securities	$(1,125)	$2,152
Equity securities	4	—
Federal income taxes – deferred	634	—

	(487)	2,152

Liabilities:
Policyholders’ account balances	690	1,202
Federal income taxes – deferred	—	332

	690	1,534

Stockholder’s equity:
Accumulated other comprehensive income (loss)	$(1,177)	$618

Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended December 31 were:

	2005	2004	2003
Proceeds	$36,283	$26,368	$38,922
Gross realized investment gains	2,114	280	2,485
Gross realized investment losses	315	153	1,852
The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds on the sale of available-for-sale securities sold at a realized loss were $17,299, $14,811 and $7,903 for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company had investment securities with a carrying value of $869 and $906 that were deposited with insurance regulatory authorities at December 31, 2005 and 2004, respectively.

Excluding investments in U.S. Government and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

Net investment income by source for the years ended December 31 was as follows:

	2005	2004	2003
Fixed maturity securities	$7,411	$7,416	$8,589
Policy loans on insurance contracts	3,679	3,751	4,004
Cash and cash equivalents	480	265	221
Equity securities	17	—	206
Other	—	129	52

Gross investment income	11,587	11,561	13,072
Less investment expenses	(312)	(339)	(297)

Net investment income	$11,275	$11,222	$12,775

Net realized investment gains (losses), for the years ended December 31 were as follows:

	2005	2004	2003
Fixed maturity securities	$1,799	$127	$460
Equity securities	—	—	173

Net realized investment gains	$1,799	$127	$633

NOTE 4. DAC
The components of amortization of DAC for the years ended December 31 were as follows:

	2005	2004	2003
Normal amortization related to life insurance and annuity contracts	$3,820	$3,788	$3,774
Unlocking related to life insurance products	(157)	—	507
Unlocking related to annuity insurance products	3,342	(2,967)	529

Total amortization of DAC	$7,005	$821	$4,810

During 2005, the Company lowered its future gross profit assumptions on certain life insurance and annuity products resulting from historical surrender experience and reinsurance assumptions.

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
NOTE 5. DEFERRED SALES INDUCEMENTS
During May 2005, the Company introduced a new variable annuity product in which certain contracts contain sales inducements. The expense associated with offering the deferred sales inducement and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Earnings. The deferred sales inducement asset at December 31, 2005 was $601.
NOTE 6. VARIABLE CONTRACTS CONTAINING GUARANTEES
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

The Company had the following variable annuity contracts containing guarantees at December 31:

	2005		2004
	GMDB	GMIB	GMDB	GMIB
Net amount at risk (1)	$49,572	$100	$63,233	$—
Average attained age of contract owners	67	59	67	58
Weighted average period remaining until expected annuitization	n/a	9 yrs	n/a	9 yrs

(1)	Net amount at risk for GMDB is defined as the current GMDB in excess of the contract owners’ account balance at the balance sheet date.
Net amount at risk for GMIB is defined as the present value of the minimum guaranteed annuity payments available to the contract owner determined in accordance with the terms of the contract in excess of the contract owners’ account balance at the balance sheet date.
The Company records liabilities for contracts containing guarantees as a component of future policy benefits in the Balance Sheets. Changes in these guarantee liabilities are included as a component of policy benefits in the Statements of Earnings. The GMDB liability is determined by projecting future expected guaranteed benefits under multiple scenarios for returns on Separate Accounts assets. The Company uses estimates for mortality and surrender assumptions based on actual and projected experience for each contract type. These estimates are consistent with the estimates used in the calculation of DAC. The Company regularly evaluates the estimates used and adjusts the GMDB and/or GMIB liability balances with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that earlier assumptions should be revised.
The variable annuity liability for each type of guarantee at December 31, 2005 was as follows:

	GMDB	GMIB
Balance at January 1, 2005	$2,863	$26
Guarantee benefits incurred	1,345	50
Guarantee benefits paid	(892)	—
Unlocking	(233)	—

Balance at December 31, 2005	$3,083	$76

At December 31, contract owners’ account balances by mutual fund class for contracts containing guarantee provisions were distributed as follows:

	2005
	Money
	Market	Bond	Equity	Balanced	Other	Total
GMDB only	$53,033	117,433	371,277	20,933	161	$562,837
GMIB and GMDB (2)	17,093	20,512	79,528	3,815	699	121,647
GMIB only	—	513	1,847	316	114	2,790

Total	$70,126	138,458	452,652	25,064	974	$687,274

	2004
	Money
	Market	Bond	Equity	Balanced	Total
GMDB only	$24,189	136,476	410,449	53,533	$624,647
GMIB and GMDB (2)	2,516	15,743	59,369	9,746	87,374

Total	$26,705	152,219	469,818	63,279	$712,021

(2)	Certain variable annuity contracts with GMIB provisions include a GMDB provision.
At December 31, 2005, $1,488 of contract owner’s account balances did not contain any guarantee provisions. At December 31, 2004, all contract owners’ account balances contained guarantee provisions.

Variable Life Contracts Containing Guarantees

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.

The Company records liabilities for contracts containing guarantees as a component of future policy benefits. Changes in these guarantee liabilities are included as a component of policy benefits in the Statements of Earnings. The variable life GMDB liability at December 31, 2005 and 2004 was $205 and $191, respectively. The variable life GMDB liability is set as a percentage of asset-based fees and cost of insurance charges deducted from contracts that include a GMDB provision. The percentage is established based on the Company’s estimate of the likelihood of future GMDB claims.

At December 31, contract owners’ account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

	2005	2004
Balanced	$102,463	$104,748
Equity	83,953	88,514
Bond	35,692	38,075
Money market	33,530	35,725
Other	1,861	1,315

Total	$257,499	$268,377

NOTE 7. FEDERAL INCOME TAXES
The following is a reconciliation of the provision for income taxes based on earnings before Federal income taxes, computed using the Federal statutory tax rate, versus the reported provision for income taxes for the years ended December 31:

	2005	2004	2003
Provision for income taxes computed at Federal statutory rate	$2,533	$3,893	$2,123
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(772)	(622)	(243)
Foreign tax credit	10	(12)	(188)

Federal income tax provision	$1,771	$3,259	$1,692

The Federal statutory rate for each of the three years ended December 31 was 35%.

The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each were as follows:

	2005	2004	2003
DAC (1)	$(1,401)	$1,414	$(508)
Policyholder account balances (1)	(316)	(733)	(2,308)
Deferred sales inducements	210	—	—
Investment adjustments	693	(19)	(2)

Deferred Federal income tax provision (benefit)	$(814)	$662	$(2,818)

(1)	The 2004 amounts exclude deferred tax benefits related to the adoption of SOP 03-1 (see Note 1 to the Financial Statements).
Deferred tax assets and liabilities at December 31 were as follows:

	2005	2004
Deferred tax assets:
Policyholder account balances	$3,067	$2,751
Investment adjustments	772	1,465
Net unrealized investment loss on investment securities	634	—

Total deferred tax assets	4,473	4,216

Deferred tax liabilities:
DAC	6,354	7,755
Deferred sales inducements	210	—
Net unrealized investment gain on investment securities	—	332

Total deferred tax liabilities	6,564	8,087

Net deferred tax liability	$2,091	$3,871

The Company anticipates that all deferred tax assets will be realized; therefore no valuation allowance has been provided.
NOTE 8. REINSURANCE
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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $112 that can be drawn upon for delinquent reinsurance recoverables.

As of December 31, 2005, the Company had the following life insurance inforce:

Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other	Net	assumed to
	amount	companies	companies	amount	net
Life insurance inforce	$622,008	$83,655	$2,158	$540,511	0.4%
In addition, the Company seeks to limit its exposure to guaranteed features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. As of December 31, 2005, 83% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.
NOTE 9. RELATED PARTY TRANSACTIONS
The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG, in relation to this service agreement, are reimbursed by the Company on an allocated cost basis. Charges allocated to the Company by MLIG pursuant to the agreement were $3,954, $3,616 and $3,441 for 2005, 2004 and 2003, respectively. Charges attributable to this agreement are included in insurance expenses and taxes, except for investment related expenses, which are included in net investment income. The Company is allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest incurred was $67, $25 and $18 for 2005, 2004 and 2003, respectively. Intercompany interest is included in net investment income.

The Company and Merrill Lynch Investment Managers, L.P. (“MLIM”) are parties to a service agreement whereby MLIM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLIM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $155, $169 and $171 for 2005, 2004 and 2003, respectively.

MLIG has entered into an agreement with Roszel Advisors, LLC (“Roszel”), a subsidiary of MLIG, with respect to administrative services for the MLIG Variable Insurance Trust (“the Trust”). Certain Separate Accounts of the Company may invest in the various mutual fund portfolios of the Trust in connection with variable annuity contracts the Company has inforce. Under this agreement, Roszel pays MLIG an amount equal to a percentage of the assets invested in the Trust through the Separate Accounts. Revenue attributable to this agreement is included in policy charge revenue. The Company received from MLIG its allocable share of such compensation in the amount of $205, $180 and $101 during 2005, 2004 and 2003, respectively.

The Company has a general agency agreement with Merrill Lynch Life Agency Inc. (“MLLA”) whereby registered representatives of MLPF&S, who are the Company’s licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $2,042, $3,304 and $2,267 for 2005, 2004 and 2003, respectively. Certain commissions were capitalized as DAC and are being amortized in accordance with the accounting policy discussed in Note 1 to the Financial Statements. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

NOTE 10. STOCKHOLDER’S EQUITY AND STATUTORY REGULATIONS
During 2005 and 2003, the Company did not pay a dividend. During 2004, the Company paid an ordinary cash dividend of $2,500 to MLIG. Pending regulatory approval, the Company intends to pay a cash dividend during 2006.

Applicable insurance department regulations require that the Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices differ from principles utilized in these financial statements as follows: policy acquisition costs are expensed as incurred, policyholder liabilities are established using different actuarial assumptions, provisions for deferred income taxes are limited to temporary differences that will be recognized within one year, and securities are valued on a different basis.

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the New York Insurance Department. The State of New York has adopted the National Association of Insurance Commissioners (“NAIC”) statutory accounting practices as a component of prescribed or permitted practices by the State of New York.

Statutory capital and surplus at December 31, 2005 and 2004, was $43,307 and $32,680, respectively. At December 31, 2005 and 2004, approximately $4,111 and $3,048, respectively, of stockholder’s equity was available for distribution to MLIG that does not require approval by the New York Insurance Department.

The Company’s statutory net income for 2005, 2004 and 2003 was $10,662, $7,141 and $6,567, respectively.

The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. As of December 31, 2005, and 2004, based on the RBC formula, the Company’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.
NOTE 11. COMMITMENTS AND CONTINGENCIES
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

NOTE 12. SEGMENT INFORMATION
In reporting to management, the Company’s operating results are categorized into two business segments: Life Insurance and Annuities. The Company’s Life Insurance segment consists of variable life insurance and interest-sensitive life insurance contracts. The Company currently does not manufacture, market, or issue life insurance contracts. The Company’s Annuity segment consists of variable annuity and interest-sensitive annuity contracts. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. All revenue and expense transactions are recorded at the contract level and accumulated at the business segment level for review by management. The “Other” category, presented in the following segment financial information, represents net revenues and earnings on invested assets that do not support life or annuity policyholder liabilities.

The following tables summarize each business segment’s contribution to the consolidated amounts, for the years ended December 31.

	Life Insurance
	2005	2004	2003
Policy charge revenue	$7,346	$7,624	$7,605
Net interest spread (1)	1,045	552	485
Net realized investment gains	—	—	—

Net revenues	8,391	8,176	8,090

Policy benefits	1,365	1,705	2,114
Reinsurance premium ceded	1,439	1,479	1,562
Amortization of DAC	1,476	1,130	1,632
Insurance expenses and taxes	1,311	1,269	1,219

Net benefits and expenses	5,591	5,583	6,527

Earnings before federal income tax provision	2,800	2,593	1,563

Federal income tax provision	700	520	306

Earnings before change in accounting principle	2,100	2,073	$1,257

Change in accounting principle, net of tax	—	(115)	—

Net earnings	$2,100	$1,958	$1,257

Balance Sheet Information:

Total assets	$359,982	$380,257	$397,569
DAC	7,655	9,119	10,179
Policyholder liabilities and accruals	85,973	90,451	93,172
Other policyholder funds	431	449	677

	Annuities
	2005	2004	2003
Policy charge revenue	$11,085	$10,802	$8,783
Net interest spread (1)	1,055	707	1,697
Net realized investment gains	1,799	113	633

Net revenues	13,939	11,622	11,113

Policy benefits	1,136	1,309	1,913
Reinsurance premium ceded	406	243	15
Amortization of DAC	5,529	(309)	3,178
Insurance expenses and taxes	3,388	2,730	2,343

Net benefits and expenses	10,459	3,973	7,449

Earnings before federal income tax provision	3,480	7,649	3,664

Federal income tax provision	736	2,431	1,093

Earnings before change in accounting principle	2,744	5,218	2,571

Change in accounting principle, net of tax	—	(1,917)	—

Net earnings	$2,744	$3,301	$2,571

Balance Sheet Information:

Total assets	$837,047	$875,359	$831,328
DAC	15,383	19,013	14,856
Policyholder liabilities and accruals	108,782	122,453	127,096
Other policyholder funds	(167)	650	1,437

	Other
	2005	2004	2003
Policy charge revenue	$—	$—	$—
Net interest spread (1)	959	867	837
Net realized investment gains	—	14	—

Net revenues	959	881	837

Earnings before federal income tax provision	959	881	837

Federal income tax provision	335	308	293

Net earnings	$624	573	$544

Balance Sheet Information:

Total assets	$34,605	$25,963	$22,863

(1)	Management considers investment income net of interest credited to policyholder liabilities in evaluating results.
The following table summarizes the Company’s total revenues by contract type for the years ended December 31:

	2005	2004	2003
Life Insurance:
Variable life	$8,346	$8,134	$8,041
Interest-sensitive whole life	45	42	49

Total Life Insurance	8,391	8,176	8,090

Annuities:
Variable annuities	11,658	11,325	9,587
Interest-sensitive annuities	2,281	297	1,526

Total Annuities	13,939	11,622	11,113

Other	959	881	837

Net Revenues	$23,289	$20,679	$20,040

* * * * * *

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML Life Insurance Company of New York (Registrant)

Date: March 27, 2006	By:	/s/ Joseph E. Justice Joseph E. Justice Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry G. Skolnick Barry G. Skolnick	Director, Senior Vice President, and General Counsel*	March 27, 2006

/s/ Joseph E. Justice Joseph E. Justice	Director, Senior Vice President, Chief Financial Officer, and Treasurer	March 27, 2006

* Deborah J. Adler	Chairman of the Board, President, Chief Executive Officer, and Chief Actuary	March 27, 2006

* Frederick J. C. Butler	Director	March 27, 2006

* John C. Carroll	Director and Senior Vice President	March 27, 2006

* Richard M. Drew	Director	March 27, 2006

* Robert L. Israeloff	Director	March 27, 2006

* Robert A. King	Director	March 27, 2006

* Paul Michalowski	Director and Vice President	March 27, 2006

* Irving M. Pollack	Director	March 27, 2006

* Concetta M. Ruggiero	Director and Senior Vice President	March 27, 2006

* Lori M. Salvo	Director, Vice President, Chief Compliance Officer, Senior Counsel, Director of Compliance, and Secretary	March 27, 2006

* Cynthia Kahn Sherman	Director	March 27, 2006

/s/ Elizabeth Garrison Elizabeth Garrison	Vice President and Controller	March 27, 2006

*Signing in his own capacity and as Attorney-in-Fact.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy material has been or will be sent to Registrant’s security holder

     EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York	Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.

3.2	By-Laws of ML Life Insurance Company of New York	Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.

4.1	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
4.2	Modified Guaranteed Annuity Contract Application	Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
4.3	Qualified Retirement Plan Endorsement	Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
4.4	IRA Endorsement	Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.5	Company Name Change Endorsement	Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
4.6	IRA Endorsement, MLNY009	Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94	Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.
4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94	Incorporated by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.
10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc.	Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation	Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(c) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.
10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(k) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.
23.1	Written Consent of Deloitte & Touche LLP, independent registered public accounting firm	Exhibit 23.1

24.1	Power of attorney of Frederick J. C.Butler	Incorporated by reference to Exhibit 24(a) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.2	Power of attorney of Robert L. Israeloff	Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.

24.3	Power of attorney of Cynthia L. Kahn	Incorporated by reference to Exhibit 24(i) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.4	Power of attorney of Robert A. King	Incorporated by reference to Exhibit 24(j) to Post-Effective Amendment No. 1 the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.5	Power of attorney of Irving M. Pollack	Incorporated by reference to Exhibit 24(k) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.6	Power of attorney of Barry G. Skolnick	Incorporated by reference to Exhibit 24(l) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.7	Power of attorney of Richard M. Drew	Incorporated by reference to Exhibit 24.14 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 30, 2000.
24.8	Power of attorney of John C. Carroll	Exhibit 24.8
24.9	Power of attorney of Paul Michalowski	Exhibit 24.9
24.10	Power of attorney of Joseph Justice	Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.
24.11	Power of attorney of Lori M. Salvo	Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.
24.12	Power of attorney of Deborah J. Adler	Incorporated by reference to Exhibit 24.13 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 29, 2004.
24.13	Power of attorney of Concetta M. Ruggiero	Incorporated by reference to Exhibit 24.14 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 29, 2004.
31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.1
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.2
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2