Form 10-Q
period 2006-03-31
ML LIFE INSURANCE CO OF NEW YORK
filed 2006-05-12
CIK 862923

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
       COMMISSION FILE NUMBERS 33-34562; 33-60288; 333-48983; 333-133224

                     ML LIFE INSURANCE COMPANY OF NEW YORK
             (Exact name of Registrant as specified in its charter)

                   NEW YORK                                     16-1020455
         (State or other jurisdiction                         (IRS Employer
      of incorporation or organization)                    Identification No.)

                            222 BROADWAY, 2ND FLOOR
                            NEW YORK, NEW YORK 10038
                    (Address of Principal Executive Offices)

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

                             Yes  X           No __

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. Financial Information
Item 1. Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in thousands) (Unaudited)

                                                                            March 31,   December 31,
ASSETS                                                                        2006          2005
------                                                                     ----------   ------------
INVESTMENTS:
   Fixed maturity available-for-sale securities, at estimated fair value
      (amortized cost: 2006 - $154,341; 2005 - $165,404)                   $  152,032   $  164,279
   Equity available-for-sale securities, at estimated fair value
      (cost: 2006 - $882; 2005 - $702)                                            881          706
   Policy loans on insurance contracts, at outstanding loan balances           73,529       74,393
                                                                           ----------   ----------
         Total Investments                                                    226,442      239,378

CASH AND CASH EQUIVALENTS                                                      22,153       14,650
ACCRUED INVESTMENT INCOME                                                       3,768        3,934
DEFERRED POLICY ACQUISITION COSTS                                              22,869       23,038
DEFERRED SALES INDUCEMENTS                                                      1,067          601
OTHER ASSETS                                                                    4,147        3,772
SEPARATE ACCOUNTS ASSETS                                                      971,550      946,261
                                                                           ----------   ----------
TOTAL ASSETS                                                               $1,251,996   $1,231,634
                                                                           ==========   ==========

See accompanying notes to financial statements.                      (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS (Continued)
(Dollars in thousands, except common stock par value and shares) (Unaudited)

                                                        March 31,   December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                      2006          2005
------------------------------------                   ----------   ------------
LIABILITIES:
   POLICYHOLDER LIABILITIES AND ACCRUALS:
      Policyholder account balances                    $  165,763    $  168,880
      Future policy benefits                               22,667        22,546
      Claims and claims settlement expenses                 3,468         3,329
                                                       ----------    ----------
         Total Policyholder Liabilities and Accruals      191,898       194,755

   OTHER POLICYHOLDER FUNDS                                    --           264
   FEDERAL INCOME TAXES - DEFERRED                          1,951         2,091
   FEDERAL INCOME TAXES - CURRENT                             563           642
   AFFILIATED PAYABLES - NET                                4,678         2,869
   OTHER LIABILITIES                                          283           863
   SEPARATE ACCOUNTS LIABILITIES                          971,550       946,261
                                                       ----------    ----------
         Total Liabilities                              1,170,923     1,147,745
                                                       ----------    ----------

STOCKHOLDER'S EQUITY:
   Common stock, $10 par value - 220,000 shares
      authorized, issued and outstanding                    2,200         2,200
   Additional paid-in capital                              52,310        52,310
   Retained earnings                                       28,418        30,556
   Accumulated other comprehensive loss                    (1,855)       (1,177)
                                                       ----------    ----------
         Total Stockholder's Equity                        81,073        83,889
                                                       ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $1,251,996    $1,231,634
                                                       ==========    ==========

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   ------------------
                                                                     2006      2005
                                                                    ------   -------
REVENUES:
   Policy charge revenue                                            $4,773   $4,707
   Net investment income                                             3,082    2,844
   Net realized investment gains (losses)                               27      (66)
                                                                    ------   ------
      Total Revenues                                                 7,882    7,485
                                                                    ------   ------

BENEFITS AND EXPENSES:
   Interest credited to policyholder liabilities                     1,941    1,925
   Policy benefits (net of reinsurance recoveries:  2006 - $161;
      2005 - $3)                                                       576      631
   Reinsurance premium ceded                                           469      454
   Amortization of deferred policy acquisition costs                 1,111    1,039
   Insurance expenses and taxes                                      1,024      841
                                                                    ------   ------
      Total Benefits and Expenses                                    5,121    4,890
                                                                    ------   ------
      Earnings Before Federal Income Tax Provision                   2,761    2,595
                                                                    ------   ------
FEDERAL INCOME TAX PROVISION:
   Current                                                             563      381
   Deferred                                                            225      381
                                                                    ------   ------
      Total Federal Income Tax Provision                               788      762
NET EARNINGS                                                        $1,973   $1,833
                                                                    ======   ======

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                                ------------------
                                                                                   2006      2005
                                                                                 -------   -------
NET EARNINGS                                                                     $ 1,973   $ 1,833
                                                                                 -------   -------
OTHER COMPREHENSIVE LOSS:
   Net unrealized gains (losses) on available-for-sale securities:
      Net unrealized holding losses arising during the period                     (1,162)   (2,477)
      Reclassification adjustment for (gains) losses included in net earnings        (27)       66
                                                                                 -------   -------
      Net unrealized losses on available-for-sale securities                      (1,189)   (2,411)
      Adjustments for:
         Policyholder liabilities                                                    146       359
         Deferred federal income taxes                                               365       718
                                                                                 -------   -------
   Total other comprehensive loss, net of taxes                                     (678)   (1,334)
                                                                                 -------   -------
COMPREHENSIVE INCOME                                                             $ 1,295   $   499
                                                                                 =======   =======

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)

                                                                            Accumulated
                                                   Additional                  other           Total
                                          Common    paid-in     Retained   comprehensive   stockholder's
                                           stock     capital    earnings   income (loss)      equity
                                          ------   ----------   --------   -------------   -------------
BALANCE, JANUARY 1, 2005                  $2,200     $52,310     $25,088      $   618         $80,216
   Net earnings                                                    5,468                        5,468
   Other comprehensive loss, net of tax                                        (1,795)         (1,795)
                                          ------     -------     -------      -------         -------
BALANCE, DECEMBER 31, 2005                 2,200      52,310      30,556       (1,177)         83,889
   Net earnings                                                    1,973                        1,973
   Cash dividend paid to parent                                   (4,111)                      (4,111)
   Other comprehensive loss, net of tax                                          (678)           (678)
                                          ------     -------     -------      -------         -------
BALANCE, MARCH 31, 2006                   $2,200     $52,310     $28,418      $(1,855)        $81,073
                                          ======     =======     =======      =======         =======

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                          ------------------
                                                                            2006      2005
                                                                          -------   --------
Cash Flows From Operating Activities:
   Net earnings                                                           $ 1,973   $  1,833
   Noncash items included in earnings:
      Amortization of deferred policy acquisition costs                     1,111      1,039
      Capitalization of policy acquisition costs                             (942)      (386)
      Amortization of deferred sales inducements                               (7)        --
      Capitalization of sales inducements                                    (459)        --
      Amortization of investments                                             171        196
      Interest credited to policyholder liabilities                         1,941      1,925
      Change in variable contract reserves                                    159         63
      Provision  for deferred Federal income tax                              225        381
   (Increase) decrease in operating assets:
      Accrued investment income                                               166       (112)
      Other                                                                  (375)     1,772
   Increase (decrease) in operating liabilities:
      Claims and claims settlement expenses                                   139     (1,509)
      Other policyholder funds                                               (264)      (224)
      Federal income taxes - current                                          (79)      (353)
      Affiliated payables - net                                             1,809       (765)
      Other                                                                  (580)       969
   Other operating activities:
      Net realized investment (gains) losses                                  (27)        66
                                                                          -------   --------
         Net cash and cash equivalents provided by operating activities     4,961      4,895
                                                                          -------   --------
Cash Flows From Investing Activities:
   Proceeds from (payments for):
      Sales of available-for-sale securities                                6,075      8,176
      Maturities of available-for-sale securities                          12,593      1,674
      Purchases of available-for-sale securities                           (7,929)   (10,795)
      Policy loans on insurance contracts                                     864      1,329
                                                                          -------   --------
         Net cash and cash equivalents provided by investing activities   $11,603   $    384
                                                                          -------   --------

See accompanying notes to financial statements.                      (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands) (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              -------------------
                                                                                2006       2005
                                                                              --------   --------
Cash Flows From Financing Activities:
   Proceeds from (payments for):
      Cash dividend paid to parent                                            $ (4,111)  $     --
      Policyholder deposits (excludes internal policy replacement deposits)     18,481      8,099
      Policyholder withdrawals (including transfers from separate accounts)    (23,431)   (13,468)
                                                                              --------   --------
         Net cash and cash equivalents used in financing activities             (9,061)    (5,369)
                                                                              --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             7,503        (90)

CASH AND CASH EQUIVALENTS:
         Beginning of year                                                      14,650      6,649
                                                                              --------   --------
         End of period                                                        $ 22,153   $  6,559
                                                                              ========   ========
Supplementary Disclosure of Cash Flow Information:
         Cash paid to affiliates for:
            Federal income taxes                                              $    642   $    734
            Interest                                                                36         17

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

For a complete discussion of the Company's 2005 financial statements and accounting policies, refer to the Company's 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

The interim Financial Statements for the three month period are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the financial statements have been included. These unaudited Financial Statements should be read in conjunction with the audited financial statements included in the 2005 Annual Report on Form 10-K. The December 31, 2005 unaudited Balance Sheet was derived from the audited 2005 financial statements. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. In presenting the Financial Statements, management makes estimates that affect the reported amounts and disclosures in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Financial Statements, and it is possible that such changes could occur in the near term.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts." SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the Financial Statement impact related to the adoption of SOP 05-1.

NOTE 3. INVESTMENTS

The Company's investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included in stockholder's equity as a component of accumulated other comprehensive loss, net of tax.

If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. There were no realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value for the three months ended March 31, 2006 and 2005.

The Company has recorded certain adjustments to policyholder account balances in conjunction with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts policyholder account balances as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive loss, net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive loss were as follows:

                                          March 31,    December 31,
                                             2006          2005
                                          ---------    ------------
Assets:
   Fixed maturity securities               $(2,309)       $(1,125)
   Equity securities                            (1)             4
                                           -------        -------
                                            (2,310)        (1,121)
                                           -------        -------
Liabilities:
   Policyholder account balances               544            690
   Federal income taxes - deferred            (999)          (634)
                                           -------        -------
                                              (455)            56
                                           -------        -------
Stockholder's equity:
   Accumulated other comprehensive loss    $(1,855)       $(1,177)
                                           =======        =======

NOTE 4. STOCKHOLDER'S EQUITY AND STATUTORY ACCOUNTING PRACTICES

The Company's statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the New York Insurance Department. The State of New York has adopted the National Association of Insurance Commissioner's statutory accounting practices, as a component of prescribed or permitted accounting practices by the State of New York.

Statutory capital and surplus at March 31, 2006 and December 31, 2005 were $42,775 and $43,307, respectively. For the three month periods ended March 31, 2006 and 2005, statutory net income was $3,464 and $1,445, respectively.

During the first quarter of 2006 the Company paid an ordinary cash dividend of $4,111 to MLIG.

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

                    Three Months Ended
                         March 31,
                    ------------------
                       2006     2005
                      ------   ------
Net Revenues (1):
   Annuities          $3,596   $3,026
   Life Insurance      2,018    2,292
   Other                 327      242
                      ------   ------
Net Revenues          $5,941   $5,560
                      ======   ======
Net Earnings:
   Annuities          $1,256   $  697
   Life Insurance        504      979
   Other                 213      157
                      ------   ------
Net Earnings          $1,973   $1,833
                      ======   ======

(1) Net revenues include total revenues net of interest credited to policyholder account balances.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

This Management's Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.

FORWARD LOOKING STATEMENTS

Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results and other similar matters. These forward-looking statements represent only management's beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the Company's control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors in the 2005 Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

BUSINESS OVERVIEW

The Company conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. These markets are highly regulated with particular emphasis on company solvency and sales practice monitoring. Demographically, the population is aging and there is a growing number of individuals preparing for retirement, which favors life insurance and annuity products. The Company believes that the demand for retirement products containing guarantee features will continue to increase in the future. The Company currently offers guaranteed minimum death benefits (GMDB's), guaranteed minimum income benefits (GMIB's) and guaranteed minimum withdrawal benefits (GMWB's) within its variable annuity product suite. The Company believes it is well positioned to continue meeting these demands for product guarantees.

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

LIFE INSURANCE STRATEGY

During 2003, the Company discontinued manufacturing its single premium variable life insurance product. As a result, the Company currently does not manufacture, market, or issue life insurance products.

During the first quarter 2005, the Company transitioned the policy administration of its inforce life insurance contracts to an unaffiliated third party service provider, which is considered a leading provider of insurance products administration services. The Company remains committed to the delivery of high quality services for all life insurance contracts inforce.

BUSINESS ENVIRONMENT

The Company's financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 77% of separate accounts assets are invested in equity-based mutual funds at March 31, 2006. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company's financial condition will be impacted by fluctuations in investment performance of equity-based separate accounts assets.

Fluctuations in the U.S. equity market also directly impact the Company's exposure to guarantee benefit provisions contained in the variable annuities it manufactures. Minimal or negative investment performance generally results in greater exposure to guarantee benefit provisions, to the extent there is an increase in the number of variable contracts (and amount per contract) in which the guarantee benefits exceed the variable account balance. Prolonged periods of minimum or negative investment performance may result in greater guarantee benefits expense because it may change the Company's assumptions regarding the long term cost of guarantee benefits. If the Company increases its estimated long term cost of guarantee benefits, it will result in establishing greater guarantee benefit liabilities as compared to current practice. Guarantee benefit expenses are recorded as a component of policy benefits.

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), the NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). During the first three months of 2006, U.S. equity indices rebounded. The Dow, S&P and NASDAQ finished the first quarter 2006 up 3.7%, 3.7% and 6.1%, respectively.

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

During the first quarter 2006, the yield curve, although becoming inverted at times, remained relatively flat. The U.S. Federal Reserve System's Federal Open Market Committee continued to raise the federal funds rate which ended the quarter at 4.75%. The successive increases in short-term interest rates raised the medium-term interest rate to 4.83% at March 31, 2006 as compared to 4.36% at December 31, 2005 and 3.85% at March 31, 2005. The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 5 years.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                  2006    2005
                                                                 -----   -----
Average medium term interest rate yield                           4.83%   3.85%
Increase in medium term interest rates (in basis points)            47      69
Credit spreads (in basis points)                                    80      95
Expanding (contracting) of credit spreads (in basis points)        (26)     23
Increase (decrease) on market valuations: (in millions)
   Available-for-sale investment securities                      $(1.2)  $(2.4)
   Interest-sensitive policyholder liabilities                     0.1     0.4
                                                                 -----   -----
Net decrease on market valuations                                $(1.1)  $(2.0)
                                                                 =====   =====

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

The Company's critical accounting policies and estimates are discussed below. For a full description of these and other accounting policies see Note 1 of the 2005 Annual Report.

Valuation of Fixed Maturity and Equity Securities

The Company's principal investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. The Company primarily utilizes pricing services and broker quotes to determine the fair value of non-publicly traded fixed maturity and equity securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At March 31, 2006 and December 31, 2005, approximately, $20.2 million (or 13%) and, $27.2 million (or 17%), respectively, of the Company's fixed maturity and equity securities portfolio consisted of non-publicly traded securities.

Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive loss on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

Other-Than-Temporary Impairment Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company's ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. There were no OTT impairments on investments in fixed maturity securities for the three month periods ended March 31, 2006 and 2005.

Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At March 31, 2006, variable annuities and variable life insurance accounted for $15.6 million (or 68%) and $7.3 million (or 32%), respectively, of the Company's DAC asset. At December 31, 2005, variable annuities and variable life insurance accounted for $15.4 million (or 67%) and $7.6 million (or 33%), respectively, of the Company's DAC asset.

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

The most significant assumptions involved in the estimation of future gross profits are future net separate accounts performance, surrender rates, mortality rates and reinsurance costs. For variable annuities, the Company generally establishes a long-term rate of net separate accounts growth. If returns over a determined historical period differ from the long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. The result is that the long-term rate is assumed to be realized over a period of approximately ten years. However, the long-term rate may be adjusted if expectations change. This method for projecting market returns is known as reversion to the mean, a standard industry practice. For variable life insurance, the Company generally assumes a level long-term rate of net variable life separate accounts growth for all future years and the long-term rate may be adjusted if expectations change. Additionally, the Company may modify the rate of net separate accounts growth over the short term to reflect near-term expectations of the economy and financial market performance in which separate accounts assets are invested. Surrender and mortality rates for all variable contracts are based on historical experience and a projection of future experience.

Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as "unlocking". Changes in assumptions can have a significant impact on the amount of DAC reported and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

Policyholder Liabilities

The Company establishes liabilities for amounts payable on its life and annuity contracts based on methods and underlying assumptions in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments and Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts and applicable actuarial standards.

The Company's liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholder withdrawals and other charges assessed against the account balance. Policyholder account balances at March 31, 2006 and December 31, 2005 were $165.8 million and $168.9 million, respectively.

Future policy benefits are actuarially determined reserves, which are calculated to meet future obligations and are generally payable over an extended period of time. Principle assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, investment yields and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At March 31, 2006 and December 31, 2005, future policy benefits were $22.7 million and $22.5 million, respectively.

Included within future policy benefits are liabilities established for GMDB, GMIB and GMWB provisions relating to certain variable annuity and variable life contracts that the Company issues. These reserves are calculated in accordance with SOP 03-1 and are determined by estimating the expected value of death and living benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or benefit to policy benefits expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the liabilities are consistent with those used for amortizing DAC, including the mean reversion assumption. The assumptions of investment performance and volatility are consistent with historical market returns. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios. At March 31, 2006 and December 31, 2005, liabilities for living and death benefit reserves included within future policy benefits were $3.5 million and $3.4 million, respectively.

Federal Income Taxes

The Company uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. The Company provides for federal income taxes based on amounts it believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the realization of certain tax deductions and credits.

Specific estimates include the realization of dividend-received deductions ("DRD") and foreign tax credits ("FTC"). A portion of the Company's investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year's provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. During the three month period ended March 31, 2006, the Company reduced its provision for federal income taxes due to DRD and FTC adjustments by $0.2 million. During the three month period ended March 31, 2005, the Company reduced its provision for federal income taxes due to DRD and FTC adjustments by $0.1 million.

RECENT DEVELOPMENTS

New Accounting Pronouncements

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts." SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the Financial Statement impact of SOP 05-1.

NEW BUSINESS

The Company has strategically placed its marketing emphasis on the sale of variable annuity products. These products are designed to address the retirement planning needs of Merrill Lynch & Co.'s clients. Each variable annuity product is designed to provide tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. During May 2005, the Company introduced a new variable annuity product line, Merrill Lynch Investor Choice Annuity ("ICA"), which replaced all new sales of existing variable annuity products. ICA provides the ability to customize variable annuity products with specific contract features, charge structures, and investment options. ICA is offered in B-Share, C-Share and L-Share classes similar to previous variable annuity products. These classes are differentiated by the surrender charge period and the types of contract fees charged to the contract owner. Additionally, ICA offers a bonus class in which a specified amount is added to the contract value with each deposit.

Total direct deposits increased $11.7 million (or 130%) to $20.7 million during the three month period ended March 31, 2006 as compared to the same period in 2005. Total direct deposits by product were as follows:

                                      ($ In Millions)      Change
                                      ---------------   -----------
                                         2006   2005      $      %
                                        -----   ----    -----   ---
Variable Annuities (including ICA):
   Bonus                                $ 8.3   $ --    $ 8.3   100%
   B-Share                                5.9    7.1     -1.2   -17
   L-Share                                5.7    1.4      4.3   307
   C-Share                                0.6    0.4      0.2    50
                                        -----   ----    -----   ---
                                         20.5    8.9     11.6   130
                                        -----   ----    -----   ---
All Other Deposits                        0.2    0.1      0.1   100
                                        -----   ----    -----   ---
Total Direct Deposits                   $20.7   $9.0    $11.7   130%
                                        =====   ====    =====   ===

Variable annuity deposits increased $11.6 million (or 130%) to $20.5 million during the three month period ended March 31, 2006 as compared to the same period in 2005. The increase is primarily due to the new product line launch of ICA. In addition, deposits were favorably impacted by sales of variable annuities containing GMWB provisions. GMWB deposits were $4.0 million during the first three months of 2006. The Company began offering GMWB's in January 2006.

All other deposits includes deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured.

SURRENDERS

Policy and contract surrenders increased $3.5 million (or 12%) to $32.8 million during the three month period ended March 31, 2006 as compared to the same period in 2005. During the first three months of 2006 variable annuity surrenders increased $5.8 million (or 31%) to $24.7 million as compared to the same period in 2005. The increase in variable annuity surrenders is primarily a result of the anticipated increase in lapse rates on variable annuity contracts reaching the end of their surrender charge period. Partially offsetting the increases in variable annuity surrenders was a decrease in variable life surrenders, which decreased $3.0 million (or 35%) to $5.7 million during the first three months of 2006 as compared to the same period in 2005. The decrease in variable life surrenders is attributable to the decrease in variable life insurance contracts inforce.

FINANCIAL CONDITION

At March 31, 2006, the Company's assets were $1,252.0 million or $20.4 million higher than the $1,231.6 million in assets at December 31, 2005. Assets excluding separate accounts assets decreased $4.9 million (or 2%) primarily due to a $4.1 million dividend payment to its parent, a reduction in the number of fixed rate contracts inforce and a decrease in market values on investment securities as a result of the rising interest rate environment during the first three months of 2006. Separate accounts assets, which represent 78% of total assets, increased $25.3 million (or 3%) to $971.6 million. Changes in separate accounts assets were as follows:

                                       First Quarter
                                           2006
                                       -------------
                                       (In Millions)
Investment performance                    $ 40.7
Deposits                                    20.7
Policy fees and charges                     (4.4)
Surrenders, benefits and withdrawals       (31.7)
                                          ------
Net increase                              $ 25.3
                                          ======

During the first three months of 2006, the Company experienced contract owner withdrawals that exceeded deposits on all products by $15.6 million. The components of contract owner transactions were as follows:

                                       First Quarter
                                            2006
                                       -------------
                                       (In Millions)
Deposits collected                        $ 20.7
Internal tax-free exchanges                 (2.2)
                                          ------
   Net contract owner deposits              18.5
                                          ------
Contract owner withdrawals                  23.4
Net transfers from separate accounts        10.7
                                          ------
   Net contract owner withdrawals           34.1
                                          ------
Net contract owner activity               $(15.6)
                                          ======

At March 31, 2006 and December 31, 2005, approximately $151.1 million (or 99%) and $162.1 million (or 99%), respectively, of fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Also, at March 31, 2005, approximately $7.3 million (or 5%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's. This compares to $5.7 million (or 3%) of BBB- rated fixed maturity securities at December 31, 2005.

At March 31, 2006 and December 31, 2005, approximately $0.9 million (or 1%) and $2.2 million (or 1%), respectively, of fixed maturity securities were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current below investment grade holdings are the result of ratings downgrades on existing securities as the Company does not purchase below investment grade securities. The Company closely monitors such investments.

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 2006, the Company's assets included $172.1 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

In order to continue to issue annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. The Company has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks assumed, but will allow the Company to reduce its absolute level of surplus. During the first quarter 2006 the Company paid an ordinary cash dividend of $4.1 million to its parent.

During 2003, the Company and Merrill Lynch & Co. executed a "keepwell" agreement. The agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory capital requirements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations as of March 31, 2006:

                                Less Than     Three to    More Than
                               Three Years   Five Years   Five Years   Total
                               -----------   ----------   ----------   -----
                                               (In Millions)
Contractual Obligations:
   Long-term liabilities (1)       $1.1         $1.4         $16.7      19.2

(1) The long-term liabilities include policyholder liabilities for which the Company believes the amount and timing of the payments are essentially fixed and determinable. These amounts primarily relate to contracts where the Company is currently making payments to policyholders and will continue to do so until the occurrence of a specific event.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2006 and 2005, the Company recorded net earnings of $2.0 million and $1.8 million, respectively.

Policy charge revenue increased $0.1 million (or 1%) during the three month period ended March 31, 2006, as compared to the same period in 2005 primarily due to an increase in asset-based policy fees. Asset-based policy fees were favorably impacted by an increase in guaranteed benefit rider fees resulting from the increase in inforce variable annuity contracts containing guaranteed benefit riders. In addition, asset-based policy fees were favorably impacted by a modest increase in average variable account balances.

Net earnings derived from interest spread increased $0.2 million (or 24%) during the first three months of 2006 as compared to the same period in 2005. The increase is primarily due to an increase in asset yields during the first quarter 2006 as compared to the same period in 2005.

Net realized investment gains increased $0.1 million during the three month period ended March 31, 2006, as compared to the same period in 2005 primarily due to an increase in interest related gains as a result of increased security sales during the first quarter 2006.

Amortization of deferred policy acquisition costs increased $0.1 million (or 7%) during the three month period ended March 31, 2006, as compared to the same period in 2005. The increase in amortization of deferred policy acquisition costs is primarily due to increased asset-based policy charge revenue during the first three months of 2006 as compared to the same period in 2005.

Insurance expenses and taxes increased $0.2 million (or 22%) during the first three months of 2006 as compared to the same period in 2005. The increase in insurance expenses and taxes is primarily due to an increase in variable annuity asset-based commissions.

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

PART II  Other Information

Item 1.  Legal Proceedings.

         Nothing to report.


Item 1A. Risk Factors.

         There are no material changes from risk factors as previously disclosed in the Company's 2005 10-K filing.


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


Date: May 12, 2006

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