Form 10-Q
period 2006-06-30
ML LIFE INSURANCE CO OF NEW YORK
filed 2006-08-11
CIK 862923

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. Financial Information
Item 1. Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in thousands) (Unaudited)

                                                                            June 30,    December 31,
                                                                              2006          2005
                                                                           ----------   ------------
ASSETS
INVESTMENTS:
   Fixed maturity available-for-sale securities, at estimated fair value
      (amortized cost: 2006 - $147,291; 2005 - $165,404)                   $  144,491    $  164,279
   Equity available-for-sale securities, at estimated fair value
      (cost: 2006 - $882; 2005 - $702)                                            857           706
   Policy loans on insurance contracts, at outstanding loan balances           72,862        74,393
                                                                           ----------    ----------
      Total Investments                                                       218,210       239,378
CASH AND CASH EQUIVALENTS                                                      26,377        14,650
ACCRUED INVESTMENT INCOME                                                       3,859         3,934
DEFERRED POLICY ACQUISITION COSTS                                              22,502        23,038
DEFERRED SALES INDUCEMENTS                                                      1,266           601
OTHER ASSETS                                                                    3,569         3,772
SEPARATE ACCOUNTS ASSETS                                                      933,390       946,261
                                                                           ----------    ----------
TOTAL ASSETS                                                               $1,209,173    $1,231,634
                                                                           ==========    ==========

See accompanying notes to financial statements.                      (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS (Continued)
(Dollars in thousands, except common stock par value and shares) (Unaudited)

                                                                 June 30,    December 31,
                                                                   2006          2005
                                                                ----------   ------------
LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES:
   POLICYHOLDER LIABILITIES AND ACCRUALS:
      Policyholder account balances                             $  162,639    $  168,880
      Future policy benefits                                        22,846        22,546
      Claims and claims settlement expenses                          2,840         3,329
                                                                ----------    ----------
         Total Policyholder Liabilities and Accruals               188,325       194,755
   OTHER POLICYHOLDER FUNDS                                            634           264
   FEDERAL INCOME TAXES - DEFERRED                                   1,676         2,091
   FEDERAL INCOME TAXES - CURRENT                                    1,032           642
   AFFILIATED PAYABLES - NET                                           833         2,869
   OTHER LIABILITIES                                                 1,058           863
   SEPARATE ACCOUNTS LIABILITIES                                   933,390       946,261
                                                                ----------    ----------
         Total Liabilities                                       1,126,948     1,147,745
                                                                ----------    ----------
STOCKHOLDER'S EQUITY:
   Common stock, $10 par value - 220,000 shares
      authorized, issued and outstanding                             2,200         2,200
   Additional paid-in capital                                       52,310        52,310
   Retained earnings                                                29,646        30,556
   Accumulated other comprehensive loss                             (1,931)       (1,177)
                                                                ----------    ----------
         Total Stockholder's Equity                                 82,225        83,889
                                                                ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                      $1,209,173    $1,231,634
                                                                ==========    ==========

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                                Three Months
                                                                               Ended June 30,
                                                                               --------------
                                                                                2006     2005
                                                                               ------   ------
REVENUES:
   Policy charge revenue                                                       $4,771   $4,589
   Net investment income                                                        2,715    2,777
   Net realized investment gains (losses)                                         (10)       9
                                                                               ------   ------
      Total Revenues                                                            7,476    7,375
                                                                               ------   ------
BENEFITS AND EXPENSES:
   Interest credited to policyholder liabilities                                1,987    2,051
   Policy benefits (net of reinsurance recoveries: 2006 - $163; 2005 - $51)       806      504
   Reinsurance premium ceded                                                      510      459
   Amortization of deferred policy acquisition costs                              961    1,014
   Insurance expenses and taxes                                                 1,183    1,244
                                                                               ------   ------
      Total Benefits and Expenses                                               5,447    5,272
                                                                               ------   ------
      Earnings Before Federal Income Tax Provision                              2,029    2,103
                                                                               ------   ------
FEDERAL INCOME TAX PROVISION (BENEFIT):
   Current                                                                      1,032      421
   Deferred                                                                      (231)     (99)
                                                                               ------   ------
      Total Federal Income Tax Provision                                          801      322
                                                                               ------   ------
NET EARNINGS                                                                   $1,228   $1,781
                                                                               ======   ======

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                                   -----------------
                                                                     2006      2005
                                                                   -------   -------
REVENUES:
   Policy charge revenue                                           $ 9,544   $ 9,296
   Net investment income                                             5,797     5,621
   Net realized investment gains (losses)                               17       (57)
                                                                   -------   -------
      Total Revenues                                                15,358    14,860
                                                                   -------   -------
BENEFITS AND EXPENSES:
   Interest credited to policyholder liabilities                     3,928     3,976
   Policy benefits (net of reinsurance recoveries: 2006 - $324;
      2005 - $54)                                                    1,382     1,135
   Reinsurance premium ceded                                           979       913
   Amortization of deferred policy acquisition costs                 2,072     2,053
   Insurance expenses and taxes                                      2,207     2,085
                                                                   -------   -------
      Total Benefits and Expenses                                   10,568    10,162
                                                                   -------   -------
      Earnings Before Federal Income Tax Provision                   4,790     4,698
                                                                   -------   -------
FEDERAL INCOME TAX PROVISION (BENEFIT):
   Current                                                           1,595       802
   Deferred                                                             (6)      282
                                                                   -------   -------
      Total Federal Income Tax Provision                             1,589     1,084
                                                                   -------   -------
NET EARNINGS                                                       $ 3,201   $ 3,614
                                                                   =======   =======

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                                  Three Months
                                                                                 Ended June 30,
                                                                                ---------------
                                                                                 2006     2005
                                                                                ------   ------
NET EARNINGS                                                                    $1,228   $1,781
                                                                                ------   ------
OTHER COMPREHENSIVE INCOME (LOSS):
   Net unrealized gains (losses) on available-for-sale securities:
      Net unrealized holding gains (losses) arising during the period             (525)   1,341
      Reclassification adjustment for (gains) losses included in net earnings       10       (9)
                                                                                ------   ------
      Net unrealized gains (losses) on available-for-sale securities              (515)   1,332
      Adjustments for:
         Policyholder liabilities                                                  395     (461)
         Deferred federal income taxes                                              44     (304)
                                                                                ------   ------
   Total other comprehensive income (loss), net of taxes                           (76)     567
                                                                                ------   ------
COMPREHENSIVE INCOME                                                            $1,152   $2,348
                                                                                ======   ======

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                -----------------
                                                                                  2006      2005
                                                                                -------   -------
NET EARNINGS                                                                    $ 3,201   $ 3,614
                                                                                -------   -------
OTHER COMPREHENSIVE LOSS:
   Net unrealized losses on available-for-sale securities:
      Net unrealized holding losses arising during the period                    (1,687)   (1,136)
      Reclassification adjustment for (gains) losses included in net earnings       (17)       57
                                                                                -------   -------
      Net unrealized losses on available-for-sale securities                     (1,704)   (1,079)
      Adjustments for:
         Policyholder liabilities                                                   541      (102)
         Deferred federal income taxes                                              409       414
                                                                                -------   -------
   Total other comprehensive loss, net of taxes                                    (754)     (767)
                                                                                -------   -------
COMPREHENSIVE INCOME                                                            $ 2,447   $ 2,847
                                                                                =======   =======

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)

                                                                            Accumulated
                                                   Additional                  other           Total
                                          Common     paid-in    Retained   comprehensive   stockholder's
                                           stock     capital    earnings   income (loss)      equity
                                          ------   ----------   --------   -------------   -------------
BALANCE, JANUARY 1, 2005                  $2,200     $52,310    $25,088       $   618         $80,216
   Net earnings                                                   5,468                         5,468
   Other comprehensive loss, net of tax                                        (1,795)         (1,795)
                                          ------     -------    -------       -------         -------
BALANCE, DECEMBER 31, 2005                 2,200      52,310     30,556        (1,177)         83,889
   Net earnings                                                   3,201                         3,201
   Cash dividend paid to parent                                  (4,111)                       (4,111)
   Other comprehensive loss, net of tax                                          (754)           (754)
                                          ------     -------    -------       -------         -------
BALANCE, JUNE 30, 2006                    $2,200     $52,310    $29,646       $(1,931)        $82,225
                                          ======     =======    =======       =======         =======

See accompanying notes to financial statements.

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

                                                                           Six Months Ended
                                                                               June 30,
                                                                          ------------------
                                                                            2006      2005
                                                                          -------   --------
Cash Flows From Operating Activities:
   Net earnings                                                           $ 3,201   $  3,614
   Noncash items included in earnings:
      Amortization of deferred policy acquisition costs                     2,072      2,053
      Capitalization of policy acquisition costs                           (1,536)      (781)
      Amortization of deferred sales inducements                                6         --
      Capitalization of sales inducements                                    (671)       (25)
      Amortization of investments                                             334        404
      Interest credited to policyholder liabilities                         3,928      3,976
      Change in variable contract reserves                                    243        207
      Provision (benefit) for deferred Federal income tax                      (6)       282
   (Increase) decrease in operating assets:
      Accrued investment income                                                75       (290)
      Other                                                                   203      1,891
   Increase (decrease) in operating liabilities:
      Claims and claims settlement expenses                                  (489)    (1,487)
      Other policyholder funds                                                370       (460)
      Federal income taxes - current                                          390       (313)
      Affiliated payables - net                                            (2,036)      (152)
      Other                                                                   195        372
   Other operating activities:
      Net realized investment (gains) losses                                  (17)        57
                                                                          -------   --------
         Net cash and cash equivalents provided by operating activities     6,262      9,348
                                                                          -------   --------
Cash Flows From Investing Activities:
   Proceeds from (payments for):
      Sales of available-for-sale securities                                9,069     16,848
      Maturities of available-for-sale securities                          17,113      6,936
      Purchases of available-for-sale securities                           (8,566)   (14,323)
      Policy loans on insurance contracts - net                             1,531      1,080
                                                                          -------   --------
         Net cash and cash equivalents provided by investing activities   $19,147   $ 10,541
                                                                          -------   --------

See accompanying notes to financial statements.                      (Continued)

ML LIFE INSURANCE COMPANY OF NEW YORK
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands) (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                              -------------------
                                                                                2006       2005
                                                                              --------   --------
Cash Flows From Financing Activities:
   Proceeds from (payments for):
      Cash dividend paid to parent                                            $ (4,111)  $     --
      Policyholder deposits (excludes internal policy replacement deposits)     29,276     14,330
      Policyholder withdrawals (including transfers from separate accounts)    (38,847)   (22,512)
                                                                              --------   --------
         Net cash and cash equivalents used in financing activities            (13,682)    (8,182)
                                                                              --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       11,727     11,707
CASH AND CASH EQUIVALENTS:
         Beginning of year                                                      14,650      6,649
                                                                              --------   --------
         End of period                                                        $ 26,377   $ 18,356
                                                                              ========   ========
Supplementary Disclosure of Cash Flow Information:
         Cash paid to affiliates for:
            Federal income taxes                                              $  1,205   $  1,115
            Interest                                                                99         33

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

NOTE 2. ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in the first quarter of 2007. The Company is currently evaluating the impact of adopting the Interpretation.

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

If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. There were no realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value for the six months ended June 30, 2006 and 2005.

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

                                          June 30,   December 31,
                                            2006         2005
                                          --------   ------------
Assets:
   Fixed maturity securities              $(2,800)     $(1,125)
   Equity securities                          (25)           4
                                          -------      -------
                                           (2,825)      (1,121)
                                          -------      -------
Liabilities:
   Policyholder account balances              149          690
   Federal income taxes - deferred         (1,043)        (634)
                                          -------      -------
                                             (894)          56
                                          -------      -------
Stockholder's equity:
   Accumulated other comprehensive loss   $(1,931)     $(1,177)
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

Statutory capital and surplus at June 30, 2006 and December 31, 2005 were $42,326 and $43,307, respectively. For the six month periods ended June 30, 2006 and 2005, statutory net income was $2,996 and $3,859, respectively.

During the first quarter 2006 the Company paid an ordinary cash dividend of $4,111 to MLIG.

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

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings.

                      Three Months       Six Months
                     Ended June 30,     Ended June 30,
                    ---------------   -----------------
                     2006     2005      2006      2005
                    ------   ------   -------   -------
Net Revenues (1):
   Annuities        $3,164   $3,107   $ 6,760   $ 6,133
   Life Insurance    2,024    2,010     4,042     4,302
   Other               301      207       628       449
                    ------   ------   -------   -------
Net Revenues        $5,489   $5,324   $11,430   $10,884
                    ======   ======   =======   =======
Net Earnings:
   Annuities        $  740   $1,336   $ 1,996   $ 2,033
   Life Insurance      292      310       796     1,289
   Other               196      135       409       292
                    ------   ------   -------   -------
Net Earnings        $1,228   $1,781   $ 3,201   $ 3,614
                    ======   ======   =======   =======

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

Equity Market Performance

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 76% of separate accounts assets are invested in equity-based mutual funds at June 30, 2006. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company's financial condition will be impacted by fluctuations in investment performance of equity-based separate accounts assets.

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

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), the NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). Major U.S. equity indices declined from the first quarter with the exception of the Dow which rose by 0.4% for the second quarter and 8.5% from the prior year level. The NASDAQ declined 7.2% for the second quarter but was up 5.6% from the prior year level. The S&P was down 1.9% for the second quarter but up 6.6% from the prior year level.

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

During the second quarter 2006, the yield curve remained relatively flat. The U.S. Federal Reserve System's Federal Open Market Committee raised the federal funds rate twice during the quarter to 5.25% up from 4.75%. The successive increases in short-term interest rates raised the medium-term interest rate to 5.25% at June 30, 2006 as compared to 4.36% at December 31, 2005 and 3.60% at June 30, 2005. The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 5 years.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

                                                                       Three Months      Six Months
                                                                      Ended June 30,   Ended June 30,
                                                                      --------------   --------------
                                                                       2006    2005      2006    2005
                                                                      -----   -----     -----   -----
Average medium term interest rate yield                                5.25%   3.60%     5.25%   3.60%
Increase (decrease) in medium term interest rates (in basis points)      42     (25)       89      45
Credit spreads (in basis points)                                         86      93        86      93
Expanding (contracting) of credit spreads (in basis points)               6      (2)      (20)     21
Increase (decrease) on market valuations: (in millions)
   Available-for-sale investment securities                           $(0.5)  $ 1.3     $(1.7)  $(1.1)
   Interest-sensitive policyholder liabilities                          0.4    (0.5)      0.5    (0.1)
                                                                      -----   -----     -----   -----
Net increase (decrease) on market valuations                          $(0.1)  $ 0.8     $(1.2)  $(1.2)
                                                                      =====   =====     =====   =====

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

Valuation of Fixed Maturity and Equity Securities

The Company's principal investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. The Company primarily utilizes pricing services and broker quotes to determine the fair value of non-publicly traded fixed maturity and equity securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At June 30, 2006 and December 31, 2005, approximately, $20.6 million (or 14%) and, $27.2 million (or 17%), respectively, of the Company's fixed maturity and equity securities portfolio consisted of non-publicly traded securities.

Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive loss on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

Other-Than-Temporary Impairment Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company's ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. There were no OTT impairments on investments in fixed maturity securities for the three and six month periods ended June 30, 2006 and 2005.

Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At June 30, 2006, variable annuities and variable life insurance accounted for $15.6 million (or 69%) and $6.9 million (or 31%), respectively, of the Company's DAC asset. At December 31, 2005, variable annuities and variable life insurance accounted for $15.4 million (or 67%) and $7.6 million (or 33%), respectively, of the Company's DAC asset.

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

The Company's liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholder withdrawals and other charges assessed against the account balance. Policyholder account balances at June 30, 2006 and December 31, 2005 were $162.6 million and $168.9 million, respectively.

Future policy benefits are actuarially determined reserves, which are calculated to meet future obligations and are generally payable over an extended period of time. Principle assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, investment yields and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At June 30, 2006 and December 31, 2005, future policy benefits were $22.8 million and $22.5 million, respectively.

Included within future policy benefits are liabilities established for GMDB, GMIB and GMWB provisions relating to certain variable annuity and variable life contracts that the Company issues. These reserves are calculated in accordance with SOP 03-1 and are determined by estimating the expected value of death and living benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or benefit to policy benefits expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the liabilities are consistent with those used for amortizing DAC, including the mean reversion assumption. The assumptions of investment performance and volatility are consistent with historical market returns. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios. At June 30, 2006 and December 31, 2005, liabilities for living and death benefit reserves included within future policy benefits were $3.6 million and $3.4 million, respectively.

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

Specific estimates include the realization of dividend-received deductions ("DRD") and foreign tax credits ("FTC"). A portion of the Company's investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year's provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. During the three month period ended June 30, 2006, the Company increased its provision for federal income taxes due to DRD and FTC adjustments by $0.1 million. During the six month period ended June 30, 2006, the Company reduced its provision for federal income taxes due to DRD and FTC adjustments by $0.1 million. During the three and six month periods ended June 30, 2005, the Company reduced its provision for federal income taxes due to DRD and FTC adjustments by $0.4 million and $0.6 million respectively.

RECENT DEVELOPMENTS

New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in the first quarter of 2007. The Company is currently evaluating the impact of adopting the Interpretation.

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

Total direct deposits increased $5.8 million (or 88%) to $12.4 million and $17.6 million (or 114%) to $33.1 million during the three and six month periods ended June 30, 2006, respectively, as compared to the same periods in 2005. Total direct deposits by product were as follows:

                                            ($ In Millions)                    % Change
                                      ---------------------------   ---------------- -------------
                                      Second Quarter   Six Months   Second Quarter     Six Months
                                           2006           2006       2006 vs. 2005   2006 vs. 2005
                                      --------------   ----------   --------------   -------------
Variable Annuities (including ICA):
   Bonus                                   $ 3.9          $12.2          680%             N/M%
   B-Share                                   4.3           10.2          -20              -18
   L-Share                                   3.2            8.9          967              424
   C-Share                                   0.8            1.4          700              180
                                           -----          -----          ---              ---
                                            12.2           32.7           94              115
                                           -----          -----          ---              ---
All Other Deposits                           0.2            0.4          -33               33
                                           -----          -----          ---              ---
Total Direct Deposits                      $12.4          $33.1           88%             114%
                                           =====          =====          ===              ===

During the current three and six month periods, variable annuity deposits increased $5.9 million (or 94%) to $12.2 and $17.5 million (or 115%) to $32.7 million, respectively, as compared to the same periods in 2005. The increases are primarily due to product enhancements included in ICA. In addition, deposits were favorably impacted by increasing demand for guaranteed benefit provisions.

All other deposits includes deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured.

SURRENDERS

Policy and contract surrenders increased $4.3 million (or 16%) to $30.8 million and $7.7 million (or 14%) to $63.6 million during the current three and six month periods ended June 30, 2006, respectively, as compared to the same periods in 2005. During the current three and six month periods, variable annuity surrenders increased $1.1 million (or 5%) to $21.3 million and $6.9 million (or 18%) to $46.0 million, respectively, as compared to the same periods in 2005. The increase in variable annuity surrenders is primarily a result of the anticipated increase in lapse rates on variable annuity contracts reaching the end of their surrender charge period. Variable life surrenders increased $2.2 million (or 44%) to $7.2 million and decreased $0.8 million (or 6%) to $12.9 million, respectively, during the current three and six month period ended June 30, 2006, as compared to the same periods 2005. The increase during the three month period ended June 30, 2006 is primarily due to two large surrenders which occurred during the second quarter 2006. The decrease during the six month period ended June 30, 2006 is attributed to the decrease in variable life insurance contracts inforce.

FINANCIAL CONDITION

At June 30, 2006, the Company's assets were $1,209.2 million or $22.4 million lower than the $1,231.6 million in assets at December 31, 2005. Assets excluding separate accounts assets decreased $9.5 million (or 3%) primarily due to a $4.1 million dividend payment to its parent, a reduction in the number of fixed rate contracts inforce, and a decrease in market values on investment securities as a result of the rising interest rate environment during the first six months of 2006. Separate accounts assets, which represent 77% of total assets, decreased $12.9 million (or 1%) to $933.4 million. Changes in separate accounts assets were as follows:

                                        1Q06    2Q06     Total
                                       -----   ------   ------
                                            (In Millions)
Investment performance                 $40.7   $(12.1)  $ 28.6
Deposits                                20.7     12.2     32.9
Policy fees and charges                 (4.4)    (4.3)    (8.7)
Surrenders, benefits and withdrawals   (31.7)   (34.0)   (65.7)
                                       -----   ------   ------
Net increase (decrease)                $25.3   $(38.2)  $(12.9)
                                       =====   ======   ======

During the first six months of 2006, the Company experienced contract owner withdrawals that exceeded deposits on all products by $41.5 million. The components of contract owner transactions were as follows:

                                          June 30,
                                           2006
                                       -------------
                                       (In Millions)
Deposits collected                        $ 33.1
Internal tax-free exchanges                 (3.8)
                                          ------
   Net contract owner deposits              29.3
                                          ------
Contract owner withdrawals                  38.8
Net transfers from separate accounts        32.0
                                          ------
   Net contract owner withdrawals           70.8
                                          ------
Net contract owner activity               $(41.5)
                                          ======

At June 30, 2006 and December 31, 2005, approximately $143.6 million (or 99%) and $162.1 million (or 99%), respectively, of fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Also, at June 30, 2006, approximately $6.9 million (or 5%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's. This compares to $5.7 million (or 3%) of BBB- rated fixed maturity securities at December 31, 2005.

At June 30, 2006 and December 31, 2005, approximately $0.9 million (or 1%) and $2.2 million (or 1%), respectively, of fixed maturity securities were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current below investment grade holdings are the result of ratings downgrades on existing securities as the Company does not purchase below investment grade securities. The Company closely monitors such investments.

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 2006, the Company's assets included $168.3 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations as of June 30, 2006:

                                Less Than     Three to     More Than
                               Three Years   Five Years   Five Years   Total
                               -----------   ----------   ----------   -----
                                               (In Millions)
Contractual Obligations:
   Long-term liabilities (1)       $1.0         $1.6         $16.6      19.2

(1) The long-term liabilities include policyholder liabilities for which the Company believes the amount and timing of the payments are essentially fixed and determinable. These amounts primarily relate to contracts where the Company is currently making payments to policyholders and will continue to do so until the occurrence of a specific event.

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2006 and 2005, the Company recorded net earnings of $1.2 million and $1.8 million, respectively. For the six month periods ended June 30, 2006 and 2005, the Company reported net earnings of $3.2 million and $3.6 million, respectively.

Policy charge revenue increased $0.2 million (or 4%) and $0.2 million (or 3%) during both the current three and six month periods ended June 30, 2006, respectively, as compared to the same periods in 2005 primarily due to increases in guaranteed benefit policy charge revenue. Guaranteed benefit policy charge revenue increases are due to the increase in inforce variable annuity contracts containing guaranteed benefit riders which is a result of increased demand for guaranteed benefit provisions.

Net earnings derived from interest spread increased $0.2 million (or 14%) during the current six month period ended June 30, 2006 as compared to the same period in 2005 primarily due to an increase in asset yields during the first six months of 2006 as compared to the same period in 2005. Net interest spread was unchanged for the three month period ended June 30, 2006 as compared to the same period in 2005.

Policy benefits increased $0.3 million (or 60%) and $0.2 million (or 22%) million during the current three and six month periods ended June 30, 2006, respectively, as compared to the same periods in 2005 primarily due to an increase in the number of death claims.

Insurance expenses and taxes increased $0.1 million (or 6%) during the current six month period ended June 30, 2006, as compared to the same period in 2005 primarily due to an increase in variable annuity asset-based commissions. Insurance expenses were relatively unchanged for the three month period ended June 30, 2006 as compared to the same period in 2005.

The Company's effective federal income tax rate was 39% and 33% during the current three and six month periods ended June 30, 2006, respectively, as compared to 15% and 23% during the equivalent periods in 2005. The changes in the effective federal income tax rate during the respective periods are primarily due to DRD and FTC adjustments recorded during the current three and six month periods.

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

PART II  Other Information

Item 1.  Legal Proceedings.

         Nothing to report.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company's business, financial condition or future results. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

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


Date: August 11, 2006

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