Form 10-Q
period 2006-09-30
ML LIFE INSURANCE CO OF NEW YORK
filed 2006-11-13
CIK 862923

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. Financial Information
Item 1. Financial Statements

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                           BALANCE SHEETS (UNAUDITED)

                                                   SEPTEMBER 30,   DECEMBER 31,
(dollars in thousands)                                  2006           2005
                                                   -------------   ------------
ASSETS
INVESTMENTS
   Fixed maturity available-for-sale securities,
      at estimated fair value (amortized cost:
      2006 - $150,678; 2005 - $165,404)              $  149,708     $  164,279
   Equity available-for-sale securities, at
      estimated fair value (cost: 2006 - $882;
      2005 - $702)                                          886            706
   Policy loans on insurance contracts, at
      outstanding loan balances                          71,758         74,393
                                                     ----------     ----------
                                                        222,352        239,378
                                                     ----------     ----------
CASH AND CASH EQUIVALENTS                                20,928         14,650
ACCRUED INVESTMENT INCOME                                 4,000          3,934
DEFERRED POLICY ACQUISITION COSTS                        22,266         23,038
DEFERRED SALES INDUCEMENTS                                1,595            601
OTHER ASSETS                                              3,863          3,772
SEPARATE ACCOUNTS ASSETS                                943,311        946,261
                                                     ----------     ----------
TOTAL ASSETS                                         $1,218,315     $1,231,634
                                                     ==========     ==========

See Notes to Financial Statements.                                   (Continued)

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                           BALANCE SHEETS (UNAUDITED)

(dollars in thousands, except common stock       SEPTEMBER 30,   DECEMBER 31,
par value and shares)                                 2006           2005
                                                 -------------   ------------
LIABILITIES
POLICYHOLDER LIABILITIES AND ACCRUALS
   Policyholder account balances                   $  159,372     $  168,880
   Future policy benefits                              22,833         22,546
   Claims and claims settlement expenses                2,514          3,329
                                                   ----------     ----------
                                                      184,719        194,755
                                                   ----------     ----------
OTHER POLICYHOLDER FUNDS                                  329            264
FEDERAL INCOME TAXES - DEFERRED                         1,935          2,091
FEDERAL INCOME TAXES - CURRENT                            998            642
AFFILIATED PAYABLES - NET                                 299          2,869
OTHER LIABILITIES                                       1,812            863
SEPARATE ACCOUNTS LIABILITIES                         943,311        946,261
                                                   ----------     ----------
TOTAL LIABILITIES                                   1,133,403      1,147,745
                                                   ----------     ----------
STOCKHOLDER'S EQUITY
   Common stock ($10 par value; 220,000 shares
      authorized, issued and outstanding)               2,200          2,200
   Additional paid-in capital                          52,310         52,310
   Accumulated other comprehensive loss,
      net of taxes                                       (967)        (1,177)
   Retained earnings                                   31,369         30,556
                                                   ----------     ----------
TOTAL STOCKHOLDER'S EQUITY                             84,912         83,889
                                                   ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $1,218,315     $1,231,634
                                                   ==========     ==========

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                       STATEMENTS OF EARNINGS (UNAUDITED)

                                                THREE MONTHS ENDED
(dollars in thousands)                             SEPTEMBER 30,
                                                ------------------
                                                   2006     2005
                                                  ------   ------
NET REVENUES
   Policy charge revenue                          $4,725   $4,665
   Net investment income                           2,826    2,847
   Net realized investment gains                       1    1,828
                                                  ------   ------
TOTAL NET REVENUES                                 7,552    9,340
                                                  ------   ------
BENEFITS AND EXPENSES
   Interest credited to policyholder
      liabilities                                  2,014    2,148
   Policy benefits (net of reinsurance
      recoveries: 2006 - $60; 2005 - $14)            584      860
   Reinsurance premium ceded                         471      464
   Amortization of deferred policy
      acquisition costs                              898    1,050
   Insurance expenses and taxes                    1,127    1,121
                                                  ------   ------
TOTAL BENEFITS AND EXPENSES                        5,094    5,643
                                                  ------   ------
EARNINGS BEFORE FEDERAL INCOME TAXES               2,458    3,697
                                                  ------   ------
FEDERAL INCOME TAX EXPENSE (BENEFIT)
   Current                                           998    1,140
   Deferred                                         (263)      89
                                                  ------   ------
TOTAL FEDERAL INCOME TAX EXPENSE                     735    1,229
                                                  ------   ------
NET EARNINGS                                      $1,723   $2,468
                                                  ======   ======

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                       STATEMENTS OF EARNINGS (UNAUDITED)

                                                NINE MONTHS ENDED
(dollars in thousands)                            SEPTEMBER 30,
                                                -----------------
                                                  2006      2005
                                                -------   -------
NET REVENUES
   Policy charge revenue                        $14,269   $13,961
   Net investment income                          8,623     8,468
   Net realized investment gains                     18     1,771
                                                -------   -------
TOTAL NET REVENUES                               22,910    24,200
                                                -------   -------
BENEFITS AND EXPENSES
   Interest credited to policyholder
      liabilities                                 5,942     6,124
   Policy benefits (net of reinsurance
      recoveries: 2006 - $384; 2005 - $68)        1,966     1,995
   Reinsurance premium ceded                      1,450     1,377
   Amortization of deferred policy
      acquisition costs                           2,970     3,103
   Insurance expenses and taxes                   3,334     3,206
                                                -------   -------
TOTAL BENEFITS AND EXPENSES                      15,662    15,805
                                                -------   -------
EARNINGS BEFORE FEDERAL INCOME TAXES              7,248     8,395
                                                -------   -------
FEDERAL INCOME TAX EXPENSE (BENEFIT)
   Current                                        2,593     1,942
   Deferred                                        (269)      371
                                                -------   -------
TOTAL FEDERAL INCOME TAX EXPENSE                  2,324     2,313
                                                -------   -------
NET EARNINGS                                    $ 4,924   $ 6,082
                                                =======   =======

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                THREE MONTHS ENDED
(dollars in thousands)                             SEPTEMBER 30,
                                                ------------------
                                                  2006      2005
                                                 ------   -------
NET EARNINGS                                     $1,723   $ 2,468
                                                 ------   -------
OTHER COMPREHENSIVE INCOME (LOSS)
   Net unrealized gains (losses) on available
      -for-sale securities:
      Net unrealized holding gains arising
         during the period                        1,860       163
      Reclassification adjustment for gains
         included in net earnings                    (1)   (1,830)
                                                 ------   -------
                                                  1,859    (1,667)
                                                 ------   -------
   Adjustments for policyholder liabilities        (373)      399
   Adjustments for deferred federal income
      taxes                                        (522)      443
                                                 ------   -------
Total other comprehensive income (loss),
      net of taxes                                  964      (825)
                                                 ------   -------
COMPREHENSIVE INCOME                             $2,687   $ 1,643
                                                 ======   =======

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                NINE MONTHS ENDED
(dollars in thousands)                            SEPTEMBER 30,
                                                -----------------
                                                  2006      2005
                                                 ------   -------
NET EARNINGS                                     $4,924   $ 6,082
                                                 ------   -------
OTHER COMPREHENSIVE INCOME (LOSS)
   Net unrealized gains (losses) on available
      -for-sale securities:
      Net unrealized holding gains (losses)
         arising during the period                  173      (973)
      Reclassification adjustment for gains
         included in net earnings                   (18)   (1,773)
                                                 ------   -------
                                                    155    (2,746)
                                                 ------   -------
   Adjustments for policyholder liabilities         168       297
   Adjustments for deferred federal income
      taxes                                        (113)      857
                                                 ------   -------
Total other comprehensive income (loss), net
   of taxes                                         210    (1,592)
                                                 ------   -------
COMPREHENSIVE INCOME                             $5,134   $ 4,490
                                                 ======   =======

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                 STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

                                                                ACCUMULATED
                                                  ADDITIONAL       OTHER                      TOTAL
                                         COMMON     PAID-IN    COMPREHENSIVE   RETAINED   STOCKHOLDER'S
(dollars in thousands)                    STOCK     CAPITAL    INCOME (LOSS)   EARNINGS       EQUITY
                                         ------   ----------   -------------   --------   -------------
BALANCE, JANUARY 1, 2005                 $2,200     $52,310       $   618       $25,088      $80,216
Net earnings                                                                      5,468        5,468
Other comprehensive loss, net of taxes                             (1,795)                    (1,795)
                                         ------     -------       -------       -------      -------
BALANCE, DECEMBER 31, 2005                2,200      52,310        (1,177)       30,556       83,889
Net earnings                                                                      4,924        4,924
Cash dividend paid to parent                                                     (4,111)      (4,111)
Other comprehensive gain, net of taxes                                210                        210
                                         ------     -------       -------       -------      -------
BALANCE, SEPTEMBER 30, 2006              $2,200     $52,310       $  (967)      $31,369      $84,912
                                         ======     =======       =======       =======      =======

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  NINE MONTHS ENDED
(dollars in thousands)                                              SEPTEMBER 30,
                                                                 -------------------
                                                                   2006       2005
                                                                 --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                     $  4,924   $  6,082
Noncash items included in earnings:
   Amortization of deferred policy acquisition costs                2,970      3,103
   Capitalization of policy acquisition costs                      (2,198)    (1,137)
   Amortization of deferred sales inducements                          43         (3)
   Capitalization of sales inducements                             (1,037)      (203)
   Amortization of investments                                        486        623
   Interest credited to policyholder liabilities                    5,942      6,124
   Change in variable contract reserves                               454        213
   Provision (benefit) for deferred federal income tax               (269)       371
(Increase) decrease in operating assets:
   Accrued investment income                                          (66)      (356)
   Other                                                              (91)     2,363
Increase (decrease) in operating liabilities:
   Claims and claims settlement expenses                             (815)    (2,346)
   Other policyholder funds                                            65       (608)
   Federal income taxes - current                                     356        406
   Affiliated payables - net                                       (2,570)        97
   Other                                                              949        954
Other operating activities:
   Net realized investment gains                                      (18)    (1,771)
                                                                 --------   --------
Net cash and cash equivalents provided by operating activities      9,125     13,912
                                                                 --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
   Sales of available-for-sale securities                          13,610     31,121
   Maturities of available-for-sale securities                     25,534      7,145
   Purchases of available-for-sale securities                     (25,066)   (32,289)
   Policy loans on insurance contracts - net                        2,635      1,636
                                                                 --------   --------
Net cash and cash equivalents provided by investing activities   $ 16,713   $  7,613
                                                                 --------   --------

See Notes to Financial Statements.                                   (Continued)

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            NINE MONTHS ENDED
(dollars in thousands)                                                        SEPTEMBER 30,
                                                                           -------------------
                                                                             2006       2005
                                                                           --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
   Cash dividend paid to parent                                            $ (4,111)  $     --
   Policyholder deposits (excludes internal policy replacement deposits)     39,707     22,641
   Policyholder withdrawals (including transfers from separate accounts)    (55,156)   (36,184)
                                                                           --------   --------
Net cash and cash equivalents used in financing activities                  (19,560)   (13,543)
                                                                           --------   --------
Net increase in cash and cash equivalents                                     6,278      7,982
Cash and cash equivalents, beginning of period                               14,650      6,649
                                                                           --------   --------
Cash and cash equivalents, end of period                                   $ 20,928   $ 14,631
                                                                           ========   ========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid to affiliates for:
   Federal income taxes                                                    $  2,237   $  1,536
   Interest                                                                     154         48

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

New Accounting Pronouncements

In September of 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for Financial Statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently evaluating whether or not it will early adopt SFAS No. 157 as of the first quarter of fiscal 2007 as permitted. The adoption is not expected to have a material impact on the Company's Financial Statements.

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company's Financial Statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt FIN 48 in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on the Company's Financial Statements.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts." SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the Financial Statement impact related to the adoption of SOP 05-1. The adoption of SOP 05-1 is not expected to have a material impact on the Company's Financial Statements.

NOTE 2. INVESTMENTS

The Company's investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included in stockholder's equity as a component of accumulated other comprehensive loss, net of taxes.

If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. There were no realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value for the three and nine months ended September 30, 2006 and 2005.

The Company has recorded certain adjustments to policyholder account balances in conjunction with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts policyholder account balances as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive loss, net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive loss, net of taxes were as follows:

                                                        SEPTEMBER   DECEMBER
                                                           2006       2005
                                                        ---------   --------
Assets:
   Fixed maturity securities                              $(970)    $(1,125)
   Equity securities                                          4           4
   Federal income taxes - deferred                          521         634
                                                          -----     -------
                                                           (445)       (487)
                                                          -----     -------
Liabilities:
   Policyholder account balances                            522         690
                                                          -----     -------
Stockholder's equity:
   Accumulated other comprehensive loss, net of taxes     $(967)    $(1,177)
                                                          =====     =======

NOTE 3. DEFERRED POLICY ACQUISITION COSTS

The impact of revisions to estimates on cumulative amortization of deferred policy acquisition costs ("DAC") is recorded as a charge or benefit to current operations ("unlocking").

                                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                        ------------------   -----------------
                                                         2006       2005      2006      2005
                                                        ------   ---------   ------   --------
Normal amortization related to variable life
   and annuity insurance products                       $1,122     $1,050    $3,237    $3,103
Unlocking related to variable life insurance products     (224)        --      (267)       --
                                                        ------     ------    ------    ------
Total amortization of DAC                               $  898     $1,050    $2,970    $3,103
                                                        ======     ======    ======    ======

During the third quarter 2006, the Company revised its actual market returns which were favorable as compared to expectations. This revision resulted in an unlocking benefit of $224 for variable life insurance products.

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

Statutory capital and surplus at September 30, 2006 and December 31, 2005 were $46,190 and $43,307, respectively. For the nine month periods ended September 30, 2006 and 2005, statutory net income was $5,940 and $7,769, respectively.

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

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings.

                    THREE MONTHS ENDED   NINE MONTHS ENDED
                       SEPTEMBER 30,       SEPTEMBER 30,
                    ------------------   -----------------
                     2006       2005       2006      2005
                    ------   ---------   -------   -------
Net Revenues (1):
   Annuities        $3,186     $4,854    $ 9,946   $10,987
   Life Insurance    2,029      2,092      6,071     6,394
   Other               323        246        951       695
                    ------     ------    -------   -------
Net Revenues        $5,538     $7,192    $16,968   $18,076
                    ======     ======    =======   =======
Net Earnings:
   Annuities        $  834     $1,996    $ 2,830   $ 4,029
   Life Insurance      680        312      1,476     1,601
   Other               209        160        618       452
                    ------     ------    -------   -------
Net Earnings        $1,723     $2,468    $ 4,924   $ 6,082
                    ======     ======    =======   =======

(1) Net revenues include total net revenues net of interest credited to policyholder liabilities.

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

EQUITY MARKET PERFORMANCE

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 76% of separate accounts assets are invested in equity-based mutual funds at September 30, 2006. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company's financial condition will be impacted by fluctuations in investment performance of equity-based separate accounts assets.

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

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), the NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). The major U.S. equity indices rebounded during the third quarter aided by the U.S. Federal Reserve System's Federal Open Market Committee's ("FOMC") interest rate policies. The Dow rose by 4.7% for the quarter and is up 9.0% since the start of the year. The NASDAQ increased 4.0% for the quarter and 2.4% on a year-to-date basis, while the S&P increased 5.2% for the quarter and 7.0% on a year-to-date basis.

During the first nine months of 2006 average variable account balances, and in turn, asset-based policy charge revenue were relatively unchanged as compared to the same period in 2005 as positive market performance was offset by increased withdrawal activity.

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

Both debt and equity markets conditions recovered due in part to the FOMC's decision to keep interest rates unchanged at 5.25% at its August and September meetings. The yield curve, although inverted at times, remained relatively flat during the quarter. The medium-term interest rate increased to 4.67% at September 30, 2006 from 4.36% at December 31, 2005 and 4.08% at September 30, 2005. The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 5 years.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

                                                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                              ------------------   -----------------
                                                               2006      2005       2006      2005
                                                              -----   ----------   -----   ---------
Average medium term interest rate yield                        4.67%     4.08%      4.67%     4.08%
Increase (decrease) in medium term interest rates (in basis
   points)                                                      (58)       48         31        92
Credit spreads (in basis points)                                 87        90         87        90
Expanding (contracting) of credit spreads (in basis points)       1        (3)       (19)       18
Increase (decrease) on market valuations: (in millions)
   Available-for-sale investment securities                   $ 1.9     $(1.7)     $ 0.2     $(2.7)
   Interest-sensitive policyholder liabilities                 (0.4)      0.4        0.2       0.3
                                                              -----     -----      -----     -----
Net increase (decrease) on market valuations                  $ 1.5     $(1.3)     $ 0.4     $(2.4)
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

VALUATION OF FIXED MATURITY AND EQUITY SECURITIES

The Company's principal investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. The Company primarily utilizes pricing services and broker quotes to determine the fair value of non-publicly traded fixed maturity and equity securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At September 30, 2006 and December 31, 2005, approximately, $21.0 million (or 14%) and, $27.2 million (or 17%), respectively, of the Company's fixed maturity and equity securities portfolio consisted of non-publicly traded securities.

Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive loss, net of taxes on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

OTHER-THAN-TEMPORARY IMPAIRMENT LOSSES ON INVESTMENTS

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company's ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. There were no OTT impairments on investments in fixed maturity securities for the three and nine month periods ended September 30, 2006 and 2005.

DEFERRED POLICY ACQUISITION COSTS FOR VARIABLE ANNUITIES AND VARIABLE LIFE INSURANCE

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At September 30, 2006, variable annuities and variable life insurance accounted for $15.6 million (or 70%) and $6.7 million (or 30%), respectively, of the Company's DAC asset. At December 31, 2005, variable annuities and variable life insurance accounted for $15.4 million (or 67%) and $7.6 million (or 33%), respectively, of the Company's DAC asset.

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

Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as "unlocking". See Note 3 to the Financial Statements for period-to-period differences in DAC unlocking. Changes in assumptions can have a significant impact on the amount of DAC reported and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

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

The Company's liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholder withdrawals and other charges assessed against the account balance. Policyholder account balances at September 30, 2006 and December 31, 2005 were $159.4 million and $168.9 million, respectively.

Future policy benefits are actuarially determined reserves, which are calculated to meet future obligations and are generally payable over an extended period of time. Principle assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, investment yields and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At September 30, 2006 and December 31, 2005, future policy benefits were $22.8 million and $22.5 million, respectively.

Included within future policy benefits are liabilities established for guarantee benefit provisions relating to certain variable annuity and variable life contracts that the Company issues. These reserves are calculated in accordance with SOP 03-1 and are determined by estimating the expected value of living and death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or benefit to policy benefits expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the liabilities are consistent with those used for amortizing DAC. The assumptions of investment performance and volatility are consistent with historical market returns. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios. At September 30, 2006 and December 31, 2005, liabilities for living and death benefit reserves included within future policy benefits were $3.8 million and $3.4 million, respectively.

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

Specific estimates include the realization of dividend-received deductions ("DRD") and foreign tax credits ("FTC"). A portion of the Company's investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year's provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. During the three and nine month periods ended September 30, 2006, the Company decreased its provision for federal income taxes due to DRD and FTC adjustments by $0.1 million and $0.2 million, respectively. During the three and nine month periods ended September 30, 2005, the Company reduced its provision for federal income taxes due to DRD and FTC adjustments by $0.1 million and $0.6 million respectively.

RECENT DEVELOPMENTS

NEW ACCOUNTING PRONOUNCEMENTS

In September of 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for Financial Statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently evaluating whether or not it will early adopt SFAS No. 157 as of the first quarter of fiscal 2007 as permitted. The adoption is not expected to have a material impact on the Company's Financial Statements.

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company's Financial Statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt FIN 48 in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on the Company's Financial Statements.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts." SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the Financial Statement impact related to the adoption of SOP 05-1. The adoption of SOP 05-1 is not expected to have a material impact on the Company's Financial Statements.

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

Total direct deposits increased $3.0 million (or 28%) to $13.7 million and $20.6 million (or 79%) to $46.8 million during the three and nine month periods ended September 30, 2006, respectively, as compared to the same periods in 2005. Total direct deposits by product were as follows:

                                         (DOLLARS IN           % CHANGE
                                          MILLIONS)      -------------------
                                      ----------------     THIRD      NINE
                                       THIRD     NINE     QUARTER    MONTHS
                                      QUARTER   MONTHS   2006 VS.   2006 VS.
                                        2006     2006      2005       2005
                                      -------   ------   --------   --------
Variable Annuities (including ICA):
   Bonus                               $ 6.7     $18.9     109%       411%
   L-Share                               4.2      13.1      14        143
   B-Share                               2.1      12.3     (13)       (17)
   C-Share                               0.7       2.1     (13)        62
                                       -----     -----     ---        ---
                                        13.7      46.4      36         83
                                       -----     -----     ---        ---
All Other Deposits                        --       0.4     100        (67)
                                       -----     -----     ---        ---
Total Direct Deposits                  $13.7     $46.8      28%        79%
                                       =====     =====     ===        ===

During the current three and nine month periods, variable annuity deposits increased $3.6 million (or 36%) to $13.7 and $21.1 million (or 83%) to $46.4 million, respectively, as compared to the same periods in 2005. The increases are primarily due to product enhancements included in ICA. In addition, deposits were favorably impacted by increasing demand for guaranteed benefit provisions.

All other deposits include deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured.

SURRENDERS

Policy and contract surrenders decreased $3.2 million (or 10%) to $28.9 million and increased $4.5 million (or 5%) to $92.5 million during the current three and nine month periods ended September 30, 2006, respectively, as compared to the same periods in 2005. During the current three month period, variable annuity surrenders decreased $3.5 million (or 15%) to $20.4 million, as compared to the same period in 2005 primarily due to a few large surrenders in the third quarter 2005. During the current nine month period variable annuity surrenders increased $3.4 million (or 5%) to $66.4 million, as compared to the same period in 2005 primarily due to the anticipated increase in lapse rates on variable annuity contracts reaching the end of their surrender charge period.

FINANCIAL CONDITION

At September 30, 2006, the Company's assets were $1,218.3 million or $13.3 million lower than the $1,231.6 million in assets at December 31, 2005. Assets excluding separate accounts assets decreased $10.4 million (or 4%) primarily due to the $4.1 million dividend payment and a reduction in the number of fixed rate contracts inforce. Separate accounts assets, which represent 77% of total assets, decreased $2.9 million to $943.3 million. Changes in separate accounts assets were as follows:


(dollars in millions)                   1Q06     2Q06     3Q06     TOTAL
                                       ------   ------   ------   ------
Investment performance                 $ 40.7   $(12.1)  $ 29.9   $ 58.5
Deposits                                 20.7     12.2     13.7     46.6
Policy fees and charges                  (4.4)    (4.3)    (4.5)   (13.2)
Surrenders, benefits and withdrawals    (31.7)   (34.0)   (29.1)   (94.8)
                                       ------   ------   ------   ------
Net increase (decrease)                $ 25.3   $(38.2)  $ 10.0   $ (2.9)
                                       ======   ======   ======   ======

During the first nine months of 2006, the Company experienced contract owner withdrawals that exceeded deposits on all products by $63.5 million. The components of contract owner transactions were as follows:

                                        THIRD
                                       QUARTER
(dollars in millions)                    2006
---------------------                  -------
Deposits collected                     $ 46.8
Internal tax-free exchanges              (7.1)
                                       ------
   Net contract owner deposits           39.7
                                       ------
Contract owner withdrawals               55.2
Net transfers from separate accounts     48.0
                                       ------
   Net contract owner withdrawals       103.2
                                       ------
Net contract owner activity            $(63.5)
                                       ======

At September 30, 2006 and December 31, 2005, approximately $148.8 million (or 99%) and $162.1 million (or 99%), respectively, of fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Also, at September 30, 2006, approximately $7.1 million (or 5%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's. This compares to $5.7 million (or 3%) of BBB- rated fixed maturity securities at December 31, 2005.

At September 30, 2006 and December 31, 2005, approximately $0.9 million (or 1%) and $2.2 million (or 1%), respectively, of fixed maturity securities were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current below investment grade holdings are the result of ratings downgrades on existing securities as the Company does not purchase below investment grade securities. The Company closely monitors such investments.

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 2006, the Company's assets included $169.5 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

In order to continue to issue annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. The Company has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks assumed, but will allow the Company to reduce its absolute level of surplus. During the first quarter 2006 the Company paid an ordinary cash dividend of $4.1 million to its parent, Merrill Lynch Insurance Group, Inc.

During 2003, the Company and Merrill Lynch & Co. executed a "keepwell" agreement. The agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory capital requirements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations as of September 30, 2006:

                                LESS THAN     THREE TO     MORE THAN
(dollars in millions)          THREE YEARS   FIVE YEARS   FIVE YEARS   TOTAL
                               -----------   ----------   ----------   -----
Contractual Obligations:
   Long-term liabilities (1)       $1.1         $2.1         $15.8     $19.0

(1) Long-term liabilities include policyholder liabilities for which the Company believes the amount and timing of the payments are essentially fixed and determinable. These amounts primarily relate to contracts where the Company is currently making payments to policyholders and will continue to do so until the occurrence of a specific event.

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2006 and 2005, the Company recorded net earnings of $1.7 million and $2.5 million, respectively. For the nine month periods ended September 30, 2006 and 2005, the Company reported net earnings of $4.9 million and $6.1 million, respectively.

Policy charge revenue increased $0.1 million (or 1%) and $0.3 million (or 2%) during the current three and nine month periods ended September 30, 2006, respectively, as compared to the same periods in 2005 primarily due to increases in guarantee benefits-based policy charge revenue. Guarantee benefits-based policy charge revenue increases are due to the increase in inforce variable annuity contracts containing guaranteed benefit riders which is a result of increased demand for guaranteed benefit provisions.

Net earnings derived from interest spread increased $0.1 million (or 16%) and $0.3 million (or 14%) during the current three and nine month periods ended September 30, 2006 as compared to the same periods in 2005. The increases are primarily due to higher portfolio yields as a result of the current interest rate environment.

Net realized investment gains decreased $1.8 million during both the current three and nine month periods ended September 30, 2006, as compared to the same periods in 2005 primarily due to one large credit related gain in the third quarter 2005.

Policy benefits decreased $0.3 million (or 32%) during the current three month period ended September 30, 2006 as compared to the same period in 2005 primarily due to a decrease in net amount at risk per death claim. Policy benefits were relatively unchanged for the nine month period ended September 30, 2006 as compared to the same period in 2005.

Amortization of deferred policy acquisition costs decreased $0.1 million (or 14%) and $0.1 million (or 4%) during the current three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 primarily due to period-to-period differences in unlocking. See Note 3 to the Financial Statements regarding unlocking.

Insurance expenses and taxes increased $0.1 million (or 4%) during the current nine month period ended September 30, 2006, as compared to the same period in 2005 primarily due to an increase in variable annuity asset-based commissions. Insurance expenses were relatively unchanged for the three month period ended September 30, 2006 as compared to the same period in 2005.

The Company's effective federal income tax rate was 30% and 32% during the current three and nine month periods ended September 30, 2006, respectively, as compared to 33% and 28% during the equivalent periods in 2005. The changes in the effective federal income tax rate during the respective periods are primarily due to DRD and FTC adjustments.

SEGMENT INFORMATION

The products that comprise the Annuity and Life Insurance segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

ITEM 4.  Controls and Procedures

The Company's Disclosure Committee assists with the monitoring and evaluation of its disclosure controls and procedures. The Company's Chief Executive Officer, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

In addition, no change in the Company's internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Date: November 13, 2006

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