Form 10-K
period 2006-12-31
ML LIFE INSURANCE CO OF NEW YORK
filed 2007-03-26
CIK 862923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Nos. 33-34562; 33-60288; 333-48983; 333-133224

ML LIFE INSURANCE COMPANY OF NEW YORK
(Exact name of Registrant as specified in its charter)

New York	16-1020455

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Broadway 2nd Floor New York, New York 10038

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

Item 1. Business
ML Life Insurance Company of New York (the “Registrant” or “ML of New York”) is engaged in the sale of annuity products. The Registrant is a stock life insurance company organized under the laws of the State of New York on November 28, 1973. The Registrant is currently subject to primary regulation by the New York State Insurance Department. The Registrant is a direct wholly owned subsidiary of Merrill Lynch Insurance Group (“MLIG”). MLIG is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch & Co.”), a corporation whose common stock is traded on the New York Stock Exchange.
Information pertaining to contract owner deposits, contract owner account balances, and capital contributions can be found in the Registrant’s financial statements which are contained herein.
The Registrant is currently licensed to conduct business in nine states. It currently markets its annuity products only in the state of New York. During 2006, annuity sales were made principally in New York (98%, as measured by total contract owner deposits).
The Registrant’s annuity products are sold by licensed agents affiliated with Merrill Lynch Life Agency, Inc. (“MLLA”), a wholly owned subsidiary of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), pursuant to a general agency agreement by and between the Registrant and MLLA. At December 31, 2006, approximately 1,259 agents of MLLA were authorized to act for the Registrant.
The Registrant makes available, free of charge, annual reports on Form 10-K and quarterly reports on Form 10-Q. This information is available through the Subsidiary Financials section of the Merrill Lynch & Co. Investor Relations website at www.ir.ml.com. These reports are available through the website as soon as reasonably practicable after the Registrant electronically files such material with, or furnishes it to, the Securities and Exchange Commission.
Item 1A. Risk Factors
Risk Factors that Could Affect ML of New York
In the course of conducting its business operations, ML of New York could be exposed to a variety of risks that are inherent to the insurance industry. A summary of some of the significant risks that could affect ML of New York’s financial condition and results of operations is included below. Some of these risks are managed in accordance with established risk management policies and procedures.
Competitive Environment
Industry Trends Could Adversely Affect Financial Results
ML of New York continues to be influenced by a variety of trends that affect the insurance industry. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features and benefits. Larger companies have the ability to invest in brand equity, product development and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition, and sufficient scale, financial strength and flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base.

Competitive Factors May Adversely Affect Market Share and Financial Results
ML of New York is subject to intense competition. Management believes that this competition is based on a number of factors, including service, product features and benefits, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. ML of New York competes with a large number of other insurers for insurance products, as well as non-insurance financial services companies for investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurers, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete.
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
ML of New York is subject to a wide variety of insurance and other laws and regulations. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the reserving/capital requirements and marketing/sales practices for certain products, particularly variable annuities and the optional guaranteed benefits offered with these products.
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

ML of New York also provides certain guaranteed benefits within its variable annuity products that protect policyholders against significant downturns in the equity markets. These guaranteed benefits may be more costly than expected in volatile or declining equity market conditions, causing ML of New York to increase liabilities for future policy benefits and negatively affecting financial results.
Credit Risk
Impairment in the Value of the Investment Portfolio May Adversely Affect Financial Results
ML of New York is subject to the risk that the issuers of the securities owned may default on principal and interest payments owed. The occurrence of a major economic downturn, acts of corporate malfeasance or other events that adversely affect the issuers of these securities could cause the value of the portfolio to decline and/or the default rate to increase. A ratings downgrade affecting particular issuers or securities could also have a similar effect. With recent downgrades, as well as economic uncertainty and increasing interest rates, credit quality of issuers could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on ML of New York’s financial results.
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
As interest rates decrease or remain at low levels, ML of New York may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing its investment margin. Moreover, borrowers may prepay or redeem certain investments in the investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, ML of New York’s ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, the spread could decrease or potentially become negative. A decline in market interest rates could also reduce the return on investments that do not support specific policy obligations. Accordingly, declining interest rates may materially adversely affect financial results.
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
Reserving Assumptions for Guaranteed Benefits
Differences between Actual Experience and Reserving Assumptions May Adversely Affect Financial Results
ML of New York’s earnings significantly depend upon the extent to which actual experience is consistent with the assumptions used in setting prices for variable annuity products and establishing liabilities for guaranteed benefits. Liabilities for guaranteed benefits are established based on estimates. Principal assumptions used in the establishment of these liabilities are mortality, surrender rates and returns on Separate Accounts assets. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. To the extent that actual experience is less favorable than the underlying assumptions used in establishing such liabilities, ML of New York could be required to increase these liabilities.
Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of liabilities for guaranteed benefits, ML of New York cannot determine precisely the amounts which will ultimately be paid to settle these liabilities. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. ML of New York evaluates these liabilities periodically based on changes in the assumptions used to establish the liabilities, as well as actual experience. ML of New York charges or credits changes in these liabilities to expenses in the period established or re-estimated. If the liabilities originally established for guaranteed benefit payments prove inadequate, then these liabilities must be increased. Such increases could negatively affect earnings and have an adverse effect on ML of New York’s financial results.
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
Litigation Risk
Legal Proceedings Could Adversely Affect ML of New York’s Operating Results and Financial Condition for a Particular Period and Impact its Credit Ratings.
ML of New York may be named as a defendant in legal actions including arbitrations, class actions, and other litigation arising in connection with its insurance business activities. These legal actions can include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, ML of New York will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, ML of New York would not be able to predict what the eventual loss or range of loss related to such matters could be, which may be material to its financial results or cash flows for any particular period and may impact its credit ratings.
Item 1B. Unresolved Staff Comments
     Not Applicable.
Item 2. Properties
The Registrant’s home office is located at 222 Broadway, 2nd Floor, New York, New York. This office space is leased from MLPF&S. In addition, personnel performing services for the Registrant pursuant to its Management Services Agreement operate in MLIG office space. MLIG occupies certain office space in Pennington, New Jersey through Merrill Lynch & Co. An allocable share of the cost of each of these premises is paid by the Registrant through the service agreement with MLIG. Merrill Lynch Insurance Group Services, Inc. (“MLIGS”), an affiliate of MLIG, owns office space in Jacksonville, Florida.
Item 3. Legal Proceedings
There is no material pending litigation to which the Registrant is a party or of which any of its property is the subject, and there are no legal proceedings contemplated by any governmental authorities against the Registrant of which it has any knowledge.
Item 4. Submission of Matters to a Vote of Security Holders
Information called for by this item is omitted pursuant to General Instruction I. of Form 10-K.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     (a) The Registrant is a wholly owned subsidiary of MLIG, which is an indirect wholly owned subsidiary of Merrill Lynch & Co. MLIG is the sole record holder of Registrant’s shares. Therefore, there is no public trading market for Registrant’s common stock.
During 2006 the Registrant paid an ordinary dividend of $4,110,704. During 2005 the Registrant did not pay a dividend. No other cash dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of New York, notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. See Note 10 to the Registrant’s Financial Statements.
     (b) Not applicable.
     (c) Not applicable.
Item 6. Selected Financial Data
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
Business Overview
ML of New York conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. These markets are highly regulated with particular emphasis on company solvency and sales practice monitoring. Demographically, the population is aging and there is a growing number of individuals preparing for retirement, which favors life insurance and annuity products. ML of New York currently offers the following guaranteed benefits within its variable annuity product suite: guaranteed minimum death benefits (GMDB’s), guaranteed minimum income benefits (GMIB’s) and guaranteed minimum withdrawal benefits (GMWB’s). ML of New York believes that the demand for retirement products containing guarantee features will continue to increase in the future. ML of New York believes it is well positioned to continue meeting these demands for guaranteed benefits.
Life Insurance Strategy
During the first quarter 2005, ML of New York transitioned the policy administration of its inforce life insurance contracts to an unaffiliated third party service provider. ML of New York remains committed to the delivery of high quality services for all life insurance contracts inforce .
During 2003, ML of New York discontinued manufacturing variable life insurance products. As a result, Merrill Lynch Life currently does not manufacture, market, or issue life insurance products.
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
Valuation of Fixed Maturity and Equity Securities
ML of New York’s principal investments are available-for-sale fixed maturity and equity securities as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. For non-publicly traded fixed maturity and equity securities, ML of New York utilizes pricing services and broker quotes to determine fair value. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At December 31, 2006 and December 31, 2005, approximately, $19.7 million (or 15%) and $27.2 million (or 17%), respectively, of ML of New York’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities.

Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive loss, net of taxes on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.
Other-Than-Temporary Impairment Losses on Investments
ML of New York regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary (“OTT”) declines in the fair value of investments. Management makes this determination through a series of discussions with ML of New York’s portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and ML of New York’s ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. ML of New York did not incur realized investment losses due to OTT declines in fair value for the years ended December 31, 2006, 2005 and 2004.
Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance
The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs (“DAC”) are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At December 31, 2006, variable annuities and variable life insurance accounted for $16.1 million (or 71%) and $6.4 million (or 29%), respectively, of ML of New York’s DAC asset. At December 31, 2005, variable annuities and variable life insurance accounted for $15.4 million (or 67%) and $7.6 million (or 33%), respectively, of ML of New York’s DAC asset.
DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, contract fees, and surrender charges, less provisions for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions.
DAC for variable life insurance is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from fees related to contract loans, asset-based fees, and cost of insurance charges, less claims (net of reinsurance), cost of mortality reinsurance, policy maintenance expenses, and non-capitalized commissions.
The most significant assumptions involved in the estimation of future gross profits are future net separate accounts performance, surrender rates and mortality rates. For variable annuities, ML of New York generally establishes a long-term rate of net separate accounts growth. If returns over a determined historical period differ from the long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. The result is that the long-term rate is assumed to be realized over a period of approximately ten years. However, the long-term rate may be adjusted if expectations change. This method for projecting market returns is known as reversion to the mean, a standard industry practice. ML of New York adopted this methodology in 2004. For variable life insurance, ML of New York generally assumes a level long-term rate of net variable life separate accounts growth for all future years and the long-term rate may be adjusted if expectations change. Additionally, ML of New York may modify the rate of net separate accounts growth over the short term to reflect near-term expectations of the economy and financial market performance in which separate accounts assets are invested. Surrender and mortality rates for all variable contracts are based on historical experience and a projection of future experience.

Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the years ended December 31, 2006, 2005 and 2004 the favorable (unfavorable) impact on pretax earnings related to DAC unlocking was $0.9 million, ($3.2) million and $3.0 million respectively. See Note 4 to the Financial Statements for a further discussion of period-to-period differences in DAC unlocking.
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
ML of New York’s liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at December 31, 2006 and 2005 were $152.8 million and $168.9 million, respectively.
Future policy benefits are actuarially determined reserves, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, investment yields and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At December 31, 2006 and 2005, future policy benefits were $22.3 million and $22.5 million, respectively. Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that ML of New York issues. ML of New York regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts the GMDB and/or GMIB liability balances with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the years ended December 31, 2006 and 2005 the favorable impact on pre-tax earnings related to GMDB and GMIB liability unlocking was $0.5 million and $0.2 million respectively. There was no unlocking during 2004. See Note 6 to the Financial Statements for a further discussion of GMDB and GMIB liabilities.
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

During 2006, 2005 and 2004, ML of New York reduced its provision for federal income taxes by $0.4 million, $0.8 million and $0.6 million, respectively, due to DRD and FTC adjustments.
Recent Developments
Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of Statement No. 157, Fair Value Measurements (“SFAS No. 157”). ML of New York intends to early adopt SFAS No. 159 as of the first quarter of fiscal 2007. The adoption is not expected to have a material impact on the ML of New York’s Financial Statements.
On January 1, 2007 ML of New York adopted Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Since ML of New York’s practice of accounting for deferred acquisition costs, in connection with modifications or exchanges, substantially meets the provisions prescribed within SOP 05-1, the adoption of SOP 05-1 did not have a material impact on ML of New York’s Financial Statements.
As of December 31, 2006 ML of New York adopted Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in the SAB provide the Staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. Since ML of New York’s method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of the SAB did not have an impact on ML of New York’s Financial Statements.
In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for Financial Statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted. ML of New York intends to early adopt SFAS No. 157 as of the first quarter of fiscal 2007. The adoption is not expected to have a material impact on ML of New York’s Financial Statements.
In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s Financial Statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ML of New York will adopt FIN 48 in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on ML of New York’s Financial Statements.
On January 1, 2004, ML of New York adopted the provisions of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 required the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that was different from the methodology that ML of New York previously employed. As a result, ML of New York recorded a $41,304 increase in policyholder liabilities and a $850 decrease in deferred policy acquisition costs resulting in a charge to earnings of $27,400, net of a federal income tax benefit of $14,754, which was reported as a cumulative effect of a change in accounting principle during 2004.
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
ML of New York has strategically placed its marketing emphasis on the sale of variable annuity products. These products are designed to address the retirement planning needs of Merrill Lynch & Co.’s clients. Each variable annuity product is designed to provide tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. During March 2005, ML of New York introduced a new variable annuity product line called Merrill Lynch Investor Choice Annuity (“ICA”), which replaced all new sales of existing variable annuity products. ICA provides the ability to customize variable annuity products with specific contract features including guaranteed minimum death, income and withdrawal benefits, charge structures, and investment options. ICA is offered in B-Share, C-Share and L-Share classes similar to previous variable annuity products. These classes are differentiated by the surrender charge period and the types of contract fees charged to the contract owner. Additionally, ICA offers a bonus class in which a specified amount is added to the contract value with each deposit.

Total direct deposits by product for the three years ended December 31 were as follows:

	(dollars in millions)			% Change
				2006 vs.	2005 vs.
	2006	2005	2004	2005	2004
Variable Annuities (including ICA):
Bonus	$23.9	$10.8	$—	121%	100%
L-Share	20.0	11.6	4.3	72	170
B-Share	14.9	17.4	65.5	(14)	(73)
C-Share	2.1	2.3	4.6	(9)	(50)

	60.9	42.1	74.4	45	(43)

All Other Deposits	0.4	0.9	1.9	(56)	(53)

Total Direct Deposits	$61.3	$43.0	$76.3	43%	(44)%

Total direct deposits increased 18.3 million (or 43%) to $61.3 million for the period ended December 31, 2006, as compared to the period ended December 31, 2005. During 2006, variable annuity deposits increased $18.8 million (or 45%) to $60.9 million as compared to 2005. The increase is primarily due to a full year of ICA sales, as well as post-launch enhancements to the product line. In addition, management believes that deposits were favorably impacted by the continuing client demand for guaranteed benefit provisions.
All other deposits includes deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured.
Financial Condition
At December 31, 2006, ML of New York’s assets were $1,248.5 million or $16.9 million higher than the $1,231.6 million in assets at December 31, 2005. Assets excluding separate accounts assets decreased $6.9 million (or 2%) primarily due to the $4.1 million dividend payment and a reduction in the number of fixed rate contracts inforce. Separate accounts assets, which represent 78% of total assets, increased $23.8 million (or 3%) to $970.0 million. Changes in separate accounts assets during each quarter of 2006 were as follows:

(dollars in millions)	1Q06	2Q06	3Q06	4Q06	Total
Investment performance	$40.7	$(12.1)	$29.9	$50.5	$109.0
Deposits	20.7	12.2	13.7	14.4	61.0
Policy fees and charges	(4.4)	(4.3)	(4.5)	(4.4)	(17.6)
Surrenders, benefits and withdrawals	(31.7)	(34.0)	(29.1)	(33.8)	(128.6)

Net increase (decrease)	$25.3	$(38.2)	$10.0	$26.7	$23.8

During 2006, ML of New York experienced contract owner withdrawals that exceeded deposits on all products by $93.1 million. The components of contract owner transactions were as follows:

(dollars in millions)	2006
Deposits collected	$61.3
Internal tax-free exchanges	(9.2)

Net contract owner deposits	52.1

Contract owner withdrawals	76.0
Net transfers from separate accounts	69.2

Net contract owner withdrawals	145.2

Net contract owner activity	$(93.1)

ML of New York maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents. ML of New York has no mortgage or real estate investments and its investment in below investment grade fixed maturity securities are below the industry average. The following schedule identifies ML of New York’s general account invested assets by type for the years ended December 31:

	2006	2005
Investment grade fixed maturity securities (rated A or higher)	44%	54%
Policy loans	30	29
Cash and cash equivalents	14	6
Investment grade fixed maturity securities (rated BBB)	11	10
Equity securities	1	—
Below investment grade fixed maturity securities	—	1

	100%	100%

At December 31, 2006 and 2005, approximately $132.4 million (or 100%) and $162.1 million (or 99%), respectively, of fixed maturity securities were considered investment grade. ML of New York defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor’s BBB- or higher (or similar rating agency). Also, at December 31, 2006, approximately $4.9 million (or 4%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s. This compares to $5.7 million (or 3%) of BBB- rated fixed maturity securities at December 31, 2005.
At December 31, 2006, ML of New York did not hold any fixed maturity securities that were considered below investment grade. At December 31, 2005, approximately $2.2 million (or 1%) of fixed maturity securities were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. These investment grade holdings were the result of ratings downgrades on existing securities as ML of New York does not purchase below investment grade securities. ML of New York closely monitors such investments.
ML of New York’s investment in collateralized mortgage obligations (“CMO”) and mortgage backed securities (“MBS”) had a carrying value of $7.1 million and $2.6 million at December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, approximately $5.2 million (or 74%) and $0.7 million (or 29%), respectively, of CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from similarly rated corporate securities.
At December 31, 2006, ML of New York had 1,496 life insurance and annuity contracts inforce with interest rate guarantees. The estimated average rate of interest credited on behalf of contract owners was 4.36% and 4.18% during 2006 and 2005, respectively. Total invested assets supporting these liabilities with interest rate guarantees had an estimated average effective yield of 4.65% and 4.30% during 2006 and 2005, respectively. The number of life insurance and annuity contracts inforce with interest rate guarantees decreased 196 (or 10%) as compared to 2005.
Business Environment
ML of New York’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.
Equity Market Performance
The investment performance of the underlying U.S. equity-based mutual funds supporting Merrill Lynch Life’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). U.S. equity indices steadily increased during 2006, finishing the year substantially higher than 2005. The Dow, NASDAQ and S&P ended the year with increases of 16.3%, 9.5% and 13.6%, respectively.
Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 77% of separate accounts assets were invested in equity-based mutual funds at December 31, 2006. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based separate accounts assets.
Fluctuations in the U.S. equity market also directly impact the Company’s exposure to guaranteed benefit provisions contained in the variable contracts it manufactures. Minimal or negative investment performance generally results in greater exposure to guaranteed provisions, to the extent there is an increase in the number of variable contracts (and amount per contract) in which the guaranteed benefit exceeds the variable account balance. Prolonged periods of minimal or negative investment performance may result in greater guaranteed benefit costs as compared to assumptions. If ML of New York determines that it needs to increase its estimated long term cost of guaranteed benefits, it will result in establishing greater guaranteed benefit liabilities as compared to current practice.
During 2006 average variable account balances increased $5.8 million (or 1%) to $950.1 million as compared to 2005. The increase in average variable account balances contributed to a $0.8 million (or 7%) increase in asset-based policy charge revenue during the period ended December 31, 2006 as compared to the same period in 2005.

Medium Term Interest Rates, Corporate Credit and Credit Spreads
Changes in interest rates affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities. Also, since ML of New York has certain fixed products that contain guaranteed minimum crediting rates, decreases in interest rates can decrease the amount of interest spread earned.
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
The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations for the years ended December 31 were as follows:

	2006	2005
Average medium term interest rate yield (1)	4.77%	4.36
Increase in medium term interest rates (in basis points)	41	120

Credit spreads (in basis points) (2)	77	106
Expanding (contracting) of credit spreads (in basis points)	(29)	34

Increase (decrease) on market valuations: (in millions)
Available-for-sale investment securities	$0.4	$(3.3)
Interest-sensitive policyholder liabilities	0.2	0.5

Net increase (decrease) on market valuations	$0.6	$(2.8)

(1)	ML of New York defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 5 years.

(2)	ML of New York defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.
Despite the slow and steady increase in medium term interest rates during 2006, market valuations were favorably impacted by the tightening of credit spreads in 2006 as compared to 2005. Market valuations during 2005 were unfavorably impacted by the substantial increase in medium term interest rates.
Liquidity and Capital Resources
Liquidity
ML of New York’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has inforce. ML of New York has developed and utilizes a cash flow projection system and regularly performs asset / liability duration matching in the management of its asset and liability portfolios. ML of New York anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 2006 and 2005, ML of New York’s assets included $169.7 million and $172.8 million, respectively, of cash, short-term investments, and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

ML of New York receives claims paying ability ratings from Standard and Poor’s and A.M. Best. During 2006, Standard and Poor’s upgraded the Company’s rating to “AA-” from “A+” while the Company’s A.M. Best rating of “A” was affirmed during 2006.
Capital Resources
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
ML of New York and Merrill Lynch & Co. are parties to a “keepwell” agreement. This agreement obligates Merrill Lynch & Co. to maintain a level of capital in ML of New York in excess of minimum regulatory requirements.
ML of New York has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks that assumed, but will allow ML of New York to reduce its absolute level of statutory surplus. In implementing this plan, ML of New York paid an ordinary cash dividend during 2006 of $4.1 million to MLIG. ML of New York did not pay a dividend during 2005. ML of New York paid an ordinary cash dividend during 2004 of $2.5 million to MLIG. Pending regulatory approval, ML of New York intends to pay a cash dividend to MLIG during 2007.
Statutory Accounting Practices and Risk-Based Capital (“RBC”)
In order to continue to issue annuity products, ML of New York must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles (“GAAP”) in two major respects. First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves are calculated under different rules than GAAP.
The National Association of Insurance Commissioners utilizes RBC adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. As of December 31, 2006 and 2005, based on the RBC formula, ML of New York’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.
Contractual Obligations
The following table summarizes ML of New York’s contractual obligations as of December 31, 2006:

	Less Than	Three to	More Than
(dollars in millions)	Three Years	Five Years	Five Years	Total
Contractual Obligations:
Long-term liabilities (1)	$0.9	$2.0	$16.0	$18.9

(1)	The long-term liabilities include the portion of future policy benefits for which ML of New York believes the amount and timing of the payments are essentially fixed and determinable. These amounts primarily relate to contracts where ML of New York is currently making payments to policyholders and will continue to do so until the occurrence of a specific event.

Results of Operations
ML of New York’s gross earnings are principally derived from two sources:
•	the charges imposed on variable annuity and variable life insurance contracts, and
•	the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread
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
2006 compared to 2005
ML of New York recorded net earnings of $7.6 million and $5.5 million for 2005 and 2004, respectively.
Policy charge revenue increased 1.2 million (or 7%) to $19.6 million during 2006 as compared to $18.4 million in 2005. The following table provides the changes in policy charge revenue by type for each respective period:

Policy Charge Revenue	2006	2005	Change
	(In Millions)
Asset-based policy charge revenue	$12.8	$12.0	$0.8	(1)
Guaranteed benefit based policy charge revenue	0.8	0.4	0.4	(2)
Non-asset based policy charge revenue	6.0	6.0	—

	$19.6	$18.4	$1.2

(1)	Asset-based policy charge revenue was favorably impacted by the increase in average variable account balances during 2006 as compared to 2005.

(2)	The increase in guaranteed benefit based policy charge revenue is due to the increase in inforce variable annuity contracts containing guaranteed benefit riders resulting from increased demand for these provisions.
Net earnings derived from interest spread increased $0.6 million (or 19%) to $3.7 million during 2006 as compared to $3.1 million in 2005. The following table provides the components and changes in interest spread:

Interest Spread	2006	2005	Change
	(In Millions)
Net investment income	$11.5	$11.3	$0.2	(1)
Interest credited to policyholder account balances	(7.8)	(8.2)	0.4	(2)

	$3.7	$3.1	$0.6

(1)	Despite the reduction in fixed rate contracts inforce, net investment income was favorably impacted by an increase in asset yields during 2006 as compared to 2005.

(2)	The decrease in interest credited is primarily due to the reduction of fixed rate contracts inforce.
Net realized investment gains decreased $1.9 million during 2006 as compared to 2005 primarily due to one large credit related gain in the third quarter 2005.
Amortization of DAC decreased $3.7 million to $3.3 million during 2006 as compared to $7.0 million in 2005 primarily as a result of period-to-period differences in DAC unlocking as noted in the Critical Accounting Policies section above.
Insurance expenses and taxes decreased $0.3 million (or 6%) to $4.4 million during 2006 as compared to $4.7 million in 2005 primarily due to period-to-period differences in State of New York Insurance Department administrative assessments.
ML of New York’s effective federal income tax rate increased to 31% for 2006 from 24% for 2005 primarily due to period-to-period differences in DRD and FTC adjustments as noted in the Critical Accounting Policies section above.
2005 compared to 2004
ML of New York recorded earnings before change in accounting principle of $5.5 million and $7.9 million for 2005 and 2004, respectively.
Net earnings derived from interest spread increased $1.0 million (or 44%) to $3.1 million during 2005 as compared to $2.1 million in 2004. The following table provides the components and changes in interest spread:

Interest Spread	2005	2004	Change
	(In Millions)
Net investment income	$11.3	$11.2	$0.1	(1)
Interest credited to policyholder account balances	(8.2)	(9.1)	0.9	(2)

	$3.1	$2.1	$1.0

(1)	Despite the reduction in fixed rate contracts inforce, net investment income was favorably impacted by an increase in asset yields during 2005 as compared to 2004.

(2)	The decrease in interest credited is mainly due to the reduction of fixed rate contracts inforce.
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
Policy benefits decreased $0.5 million (or 17%) to $2.5 million during 2005 as compared to $3.0 million in 2004. The following table provides the changes in policy benefits by type:

Policy Benefits	2005	2004	Change
	(In Millions)
Life insurance benefit expense	$1.4	$1.7	$(0.3	) (1)
Variable annuity guaranteed benefit expense	1.1	1.3	(0.2	) (2)

	$2.5	$3.0	$(0.5)

(1)	The decrease in life insurance benefit expense is due to a decrease in net amount at risk per death claim.

(2)	The decrease in variable annuity guaranteed benefit expense is due to favorable GMDB liability unlocking during 2005 as noted in the Critical Accounting Policies section above.

Reinsurance premium ceded increased $0.1 million (or 7%) to $1.8 million during 2005 as compared to $1.7 million in 2004. The increase is primarily attributable to the increased reinsurance of variable annuity products containing GMIB provisions.
Amortization of DAC increased $6.2 million to $7.0 million during 2005 as compared to $0.8 million in 2004 primarily as a result of period-to-period differences in DAC unlocking as noted in the Critical Accounting Policies section above. Excluding DAC unlocking, amortization of DAC was relatively unchanged during 2005 as compared to 2004.
Insurance expenses and taxes increased $0.7 million (or 18%) to $4.7 million during 2005 as compared to $4.0 million in 2004. The following table provides the changes in insurance expenses and taxes by type:

Insurance Expenses and Taxes - Net of Capitalization	2005	2004	Change
	(In Millions)
General insurance expenses	$3.7	$3.2	$0.5	(1)
Commissions	0.4	0.1	0.3	(2)
Taxes, licenses, and fees	0.6	0.7	(0.1)

	$4.7	$4.0	$0.7

(1)	The increase in general insurance expenses is primarily due to new product development expenses.

(2)	The increase in commissions is primarily due to an increase in variable annuity asset-based commissions.
ML of New York’s effective federal income tax rate decreased to 24% for 2005 from 29% for 2004 primarily due to period-to-period differences in DRD and FTC adjustments as noted in the Critical Accounting Policies section above.
Segment Information
ML of New York’s operating results are categorized into two business segments: Annuities and Life Insurance. ML of New York’s Annuity segment consists of variable annuities and interest-sensitive annuities. ML of New York’s Life Insurance segment consists of variable life insurance products and interest-sensitive life products. The “Other” earnings category represents earnings on invested assets that do not support contract owner liabilities. ML of New York’s net earnings by segment as a percentage of the total were as follows:

Annuities	2006	2005	2004
	(Dollars In Millions)
Net revenues	$13.6	$13.9	$11.6
Net revenues — % of all segments	59%	60%	56%

Earnings before change in accounting principle	$4.8	$2.7	$5.2
Earnings before change in accounting principle — % of all segments	63%	50%	66%

Net earnings	$4.8	$2.7	$3.3
Net earnings — % of all segments	63%	50%	57%

Life	2006	2005	2004
	(Dollars In Millions)
Net revenues	$8.2	$8.4	$8.2
Net revenues — % of all segments	35%	36%	40%

Earnings before change in accounting principle	$1.9	$2.1	$2.1
Earnings before change in accounting principle — % of all segments	25%	39%	27%

Net earnings	$1.9	$2.1	$2.0
Net earnings — % of all segments	25%	39%	34%

Other	2006	2005	2004
	(Dollars In Millions)
Net revenues	$1.4	$1.0	$0.9
Net revenues — % of all segments	6%	4%	4%

Earnings before change in accounting principle	$0.9	$0.6	$0.6
Earnings before change in accounting principle — % of all segments	12%	11%	8%

Net earnings	$0.9	$0.6	$0.5
Net earnings — % of all segments	12%	11%	9%
The products that comprise the Annuity and Life Insurance segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with ML of New York’s consolidated financial condition and results of operations presented herein.
During 2006, 2005 and 2004, ML of New York did not incur any OTT impairment losses on investments for either the Life Insurance or Annuity segments.
ML of New York is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2006, 2005, or 2004.
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

Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities. ML of New York manages interest rate risk as part of its asset / liability management strategy. For each portfolio, management monitors the expected changes in assets and liabilities, as produced by ML of New York’s model, resulting from various interest rate scenarios. Based on these results, management closely matches the duration of insurance liabilities to the duration of assets supporting those liabilities.
The following table presents the estimated net impact on the fair value of investments and interest sensitive liabilities resulting from various hypothetical interest rate scenarios, based on assumptions contained in ML of New York’s model:

	Change in Fair Value
Change in Interest Rates	2006	2005
	(In Millions)
+ 100 Basis Points	$(0.2)	$(1.1)
+ 50 Basis Points	$(0.1)	$(0.6)
+ 10 Basis Points	$(0.0)	$(0.1)
- 10 Basis Points	$(0.0)	$0.1
- 50 Basis Points	$0.1	$0.6
- 100 Basis Points	$0.1	$1.1
ML of New York’s model is based on existing business inforce as of the years ended December 31 without considering the impact of new annuity sales on assets or liabilities. The model incorporates ML of New York’s fixed maturity securities and preferred equity investments excluding variable rate securities with rate resetting in less than ninety days, securities with a maturity of less than ninety days, and securities that are in or near default. The changes in interest rate scenarios, noted above, assume parallel shifts in the yield curve occurring uniformly throughout the year.
Additionally, certain products have features that mitigate the impact of interest rate risk. Examples include surrender charges, market value adjustments, and resetting of interest credited rates (subject to certain guaranteed minimum crediting rates). For interest sensitive life products the guaranteed minimum rate is 4%. However, for some products, the minimum rate may be reduced by a charge for mortality that varies by the attained age of the insured. For interest sensitive annuity products the guaranteed minimum rates range from 3% to 4.5%, with the greatest concentration in the 4% range.
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

The following table presents the estimated net impact on the fair value of investments resulting from various hypothetical fluctuations in credit spreads, based on assumptions contained in ML of New York’s model:

	Change in Fair Value
Change in Credit Spreads	2006	2005
	(In Millions)
+ 50 Basis Points	$(0.9)	$(1.6)
+ 10 Basis Points	$(0.2)	$(0.3)
- 10 Basis Points	$0.2	$0.5
- 50 Basis Points	$0.9	$1.7
ML of New York’s model is based on existing business inforce as of the years ended December 31 without considering the impact of new annuity sales on assets. The model incorporates ML of New York’s fixed maturity securities and preferred equity investments excluding securities with a maturity of less than ninety days and securities that are in or near default. The changes in credit spreads, noted above, assume a uniform occurrence throughout the year.
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
Equity Price Risk
Equity price risk arises from the possibility that general reductions in equity prices will negatively affect the value of assets and liabilities, primarily separate accounts assets and separate accounts liabilities. ML of New York manages its exposure to equity risk via certain product design features (e.g., waiting periods, age caps, subsequent premium restrictions, and adjusted withdrawals) and reinsurance programs to the extent reinsurance capacity is available in the marketplace. General reductions in equity prices impact ML of New York in the following ways:
•	Reductions in separate accounts assets. Asset-based policy fees collected on separate accounts assets are a primary source of earnings, thus lower asset balances will result in lower policy charge revenue and lower actual gross profits.
•	Increased exposure to death and living benefits. Decreasing variable contract owner account values increase the number of contracts, as well as amounts per contract, in which GMDB and GMIB provisions exceed those variable contract owner account balances. This may result in greater future policy benefit expense. Additionally, declines in the U.S. equity markets may also increase ML of New York’s exposure to benefits under GMWB provisions. This provision can generate volatility in earnings as the underlying embedded derivative liability is recorded at fair value in response to changes in equity market conditions and policyholder behavior. This may result in greater policy benefit expense.
•	Potential hindrance of sales and marketing efforts for variable annuity products.
•	One or any combination of the above items may lead to a revision of future assumptions which may result in unfavorable DAC and/or variable annuity guaranteed benefit reserve unlocking.
Item 8. Financial Statements and Supplementary Data
The financial statements of Registrant are set forth in Part IV hereof and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     Not applicable
Item 9A. Controls and Procedures
The Registrant’s Disclosure Committee assists with the monitoring and evaluation of its disclosure controls and procedures. The Registrant’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective.
In addition, no change in the Registrant’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
Item 9B. Other Information
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
Pursuant to this policy, the Audit Committee will consider annually and, if appropriate, approve the provision of all audit services to the Registrant by the independent auditor. The Audit Committee will also consider and, if appropriate, pre-approve the provision by the independent auditor of services that fit within the following categories of permitted non-audit services within a specified dollar limit.
•	Audit services include audit work performed in the review and preparation of the financial statements, as well as, services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

•	Audit-Related services include accounting consultations relating to actuarial valuations.

•	Tax services include all services performed by the independent auditor’s tax personnel.

•	All Other services include all other miscellaneous services not captured in the other two categories that are not prohibited services, as defined by the SEC, and that the Audit Committee believes will not impair the independence of the independent auditor.
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
Fees Paid to the Registrant’s Independent Auditor
The following table represents fees for professional services rendered by Deloitte & Touche LLP for the audit of the Registrant’s financial statements for the years ended December 31, 2006 and 2005 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

	2006	2005
Audit (1)	$380,009	$242,146
Audit-Related (2)	8,311	5,272
Tax (3)	4,156	2,636
All Other (4)	23,097	13,531

Total	$415,573	$263,585

(1)	Audit Fees included audit work performed in the review and preparation of the financial statements, as well as, services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)	Audit-Related Fees included accounting consultations relating to actuarial valuations.

(3)	Tax Fees included all services performed by the independent auditor’s tax personnel.

(4)	All Other Fees included miscellaneous out-of-pocket expenses.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

     (a)  Financial Statements and Exhibits.

(1)	The following financial statements of the Registrant are filed as part of this report:
a.	Independent Auditors’ Report dated March 2, 2007.
b.	Balance Sheets at December 31, 2006 and 2005.
c.	Statements of Earnings for the Years Ended December 31, 2006, 2005 and 2004.
d.	Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004.
e.	Statements of Stockholder’s Equity for the Years Ended December 31, 2006, 2005 and 2004.
f.	Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.
g.	Notes to Financial Statements for the Years Ended December 31, 2006, 2005 and 2004.
(2)	Not applicable.
(3)	The following exhibits are filed as part of this report as indicated below:

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

3.2	By-Laws of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

4.1	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.2	Modified Guaranteed Annuity Contract Application. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.3	Qualified Retirement Plan Endorsement. (Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.4	IRA Endorsement. (Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)
4.5	Company Name Change Endorsement. (Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

4.6	IRA Endorsement, MLNY009 (Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994).

4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94. (Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94. (Incorporation by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc. (Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation. (Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.)

10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.)

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(k) to Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.)

23.1	Written Consent of Deloitte & Touche, LLP, independent registered public accounting firm, is filed herewith.
24.1	Power of attorney of Frederick J. C. Butler. (Incorporated by reference to Exhibit 24(a) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.2	Power of attorney of Robert L. Israeloff. (Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.3	Power of attorney of Cynthia L. Kahn. (Incorporated by reference to Exhibit 24(i) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.4	Power of attorney of Robert A. King. (Incorporated by reference to Exhibit 24(j) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.5	Power of attorney of Irving M. Pollack. (Incorporated by reference to Exhibit 24(k) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.6	Power of attorney of Barry G. Skolnick. (Incorporated by reference to Exhibit 24(l) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.)

24.7	Power of attorney of Richard M. Drew. (Incorporated by reference to Exhibit 24.14 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 30, 2000.)
24.8	Power of attorney of John C. Carroll. (Incorporated by reference to Exhibit 24.8 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 29, 2006.)
24.9	Power of attorney of Paul Michalowski. (Incorporated by reference to Exhibit 24.9 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 29, 2006.)
24.10	Power of attorney of Joseph Justice. (Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.)

24.11	Power of attorney of Lori M. Salvo. (Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.)

24.12	Power of attorney of Deborah J. Adler. (Incorporated by reference to Exhibit 24.13 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 29, 2004.)
24.13	Power of attorney of Concetta M. Ruggiero. (Incorporated by reference to Exhibit 24.13 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 29, 2004.)
31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors’ Report
Balance Sheets at December 31, 2006 and 2005
Statements of Earnings for the Years Ended December 31, 2006, 2005 and 2004
Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004
Statements of Stockholder’s Equity for the Years Ended December 31, 2006, 2005 and 2004
Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Notes to Financial Statements for the Years Ended December 31, 2006, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
ML Life Insurance Company of New York
We have audited the accompanying balance sheets of ML Life Insurance Company of New York (the “Company”) as of December 31, 2006 and 2005, and the related statements of earnings, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Life Insurance Company of New York as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the financial statements, in 2004 the Company changed its method of accounting for long-duration contracts to conform to Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts.”
/s/ Deloitte & Touche LLP
New York, New York
March 2, 2007

ML Life Insurance Company of New York
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
Balance Sheets

	December 31,	December 31,
(dollars in thousands)	2006	2005
ASSETS

Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2006 - $133,127; 2005 - $165,404)	$132,440	$164,279
Equity available-for-sale securities, at estimated fair value (cost: 2006 - $1,382; 2005 - $702)	1,386	706
Policy loans on insurance contracts, at outstanding loan balances	72,779	74,393

	206,605	239,378

Cash and Cash Equivalents	35,952	14,650

Accrued Investment Income	3,622	3,934

Deferred Policy Acquisition Costs	22,485	23,038

Deferred Sales Inducements	1,840	601

Other Assets	8,027	3,772

Separate Accounts Assets	970,012	946,261

Total Assets	$1,248,543	$1,231,634

See Notes to Financial Statements.	(Continued)

ML Life Insurance Company of New York
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
Balance Sheets

	December 31,	December 31,
(dollars in thousands, except common stock par value and shares)	2006	2005
LIABILITIES
Policyholder Liabilities and Accruals
Policyholder account balances	$152,840	$168,880
Future policy benefits	22,326	22,546
Claims and claims settlement expenses	8,501	3,329

	183,667	194,755

Other Policyholder Funds	679	264

Federal Income Taxes — Deferred	2,089	2,091

Federal Income Taxes — Current	1,064	642

Affiliated Payables — Net	1,417	2,869

Other Liabilities	1,849	863

Separate Accounts Liabilities	970,012	946,261

Total Liabilities	1,160,777	1,147,745

STOCKHOLDER’S EQUITY
Common stock ($10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	52,310	52,310
Accumulated other comprehensive loss, net of taxes	(753)	(1,177)
Retained earnings	34,009	30,556

Total Stockholder’s Equity	87,766	83,889

Total Liabilities and Stockholder’s Equity	$1,248,543	$1,231,634

See Notes to Financial Statements.

ML Life Insurance Company of New York
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
Statements of Earnings

	For the Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Net Revenues
Policy charge revenue	$19,577	$18,431	$18,426
Net investment income	11,523	11,275	11,222
Net realized investment gains (loss)	(71)	1,799	127

Total Net Revenues	31,029	31,505	29,775

Benefits and Expenses
Interest credited to policyholder liabilities	7,823	8,216	9,096
Policy benefits (net of reinsurance recoveries: 2006 - $1,219; 2005 - $98; 2004 - $1,066)	2,608	2,501	3,014
Reinsurance premium ceded	1,915	1,845	1,722
Amortization of deferred policy acquisition costs	3,269	7,005	821
Insurance expenses and taxes	4,424	4,699	3,999

Total Benefits and Expenses	20,039	24,266	18,652

Earnings Before Federal Income Taxes	10,990	7,239	11,123

Federal Income Tax Expense (Benefit)
Current	3,656	2,585	2,597
Deferred	(230)	(814)	662

Total Federal Income Tax Expense	3,426	1,771	3,259

Earnings Before Change in Accounting Principle	7,564	5,468	7,864

Change in Accounting Principle, Net of Tax	—	—	(2,032)

Net Earnings	$7,564	$5,468	$5,832

See Notes to Financial Statements.

ML Life Insurance Company of New York
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
Statements of Comprehensive Income

	For the Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Net Earnings	$7,564	$5,468	$5,832

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during the period	509	(1,474)	(2,133)
Reclassification adjustment for gains included in net earnings	(71)	(1,799)	(127)

	438	(3,273)	(2,260)

Adjustments for policyholder liabilities	214	512	1,132
Adjustments for deferred federal income taxes	(228)	966	395

Total other comprehensive income (loss), net of taxes	424	(1,795)	(733)

Comprehensive Income	$7,988	$3,673	$5,099

See Notes to Financial Statements.

ML Life Insurance Company of New York
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
Statements of Stockholder’s Equity

			Accumulated
		Additional	other		Total
	Common	paid-in	comprehensive	Retained	stockholder’s
(dollars in thousands)	stock	capital	income (loss)	earnings	equity
Balance, January 1, 2004	$2,200	$52,310	$1,351	$21,756	$77,617
Net earnings				5,832	5,832
Cash dividend paid to parent				(2,500)	(2,500)
Other comprehensive loss, net of taxes			(733)		(733)

Balance, December 31, 2004	2,200	52,310	618	25,088	80,216
Net earnings				5,468	5,468
Other comprehensive loss, net of taxes			(1,795)		(1,795)

Balance, December 31, 2005	2,200	52,310	(1,177)	30,556	83,889
Net earnings				7,564	7,564
Cash dividend paid to parent				(4,111)	(4,111)
Other comprehensive income, net of taxes			424		424

Balance, December 31, 2006	$2,200	$52,310	$(753)	$34,009	$87,766

See Notes to Financial Statements.

ML Life Insurance Company of New York
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
Statements of Cash Flows

	For the Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Cash Flows From Operating Activities:
Net earnings	$7,564	$5,468	$5,832
Noncash items included in earnings:
Change in accounting principle, net of tax	—	—	2,032
Amortization of deferred policy acquisition costs	3,269	7,005	821
Capitalization of policy acquisition costs	(2,716)	(1,911)	(3,924)
Amortization of deferred sales inducements	63	(28)	—
Capitalization of sales inducements	(1,302)	(573)	—
Amortization of investments	603	821	622
Interest credited to policyholder liabilities	7,823	8,216	9,096
Change in guaranteed benefit liabilities	56	285	(188)
Deferred federal income tax expense (benefit)	(230)	(814)	662
(Increase) decrease in operating assets:
Accrued investment income	312	(15)	413
Other	(4,255)	2,206	(2,330)
Increase (decrease) in operating liabilities:
Claims and claims settlement expenses	5,172	(1,936)	1,338
Other policyholder funds	415	(835)	(1,015)
Federal income taxes — current	422	(92)	(231)
Affiliated payables — net	(1,452)	512	(480)
Other	986	863	(28)
Other operating activities:
Net realized investment (gains) losses	71	(1,799)	(127)

Net cash and cash equivalents provided by operating activities	16,801	17,373	12,493

Cash Flows From Investing Activities:
Proceeds from (payments for):
Sales of available-for-sale securities	22,173	36,283	26,368
Maturities of available-for-sale securities	41,403	13,182	26,870
Purchases of available-for-sale securities	(32,653)	(36,992)	(53,564)
Policy loans on insurance contracts — net	1,614	2,357	4,242

Net cash and cash equivalents provided by investing activities	32,537	14,830	3,916

See Notes to Financial Statements.	(Continued)

ML Life Insurance Company of New York
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
Statements of Cash Flows

	For the Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Cash Flows From Financing Activities:
Proceeds from (payments for):
Cash dividend paid to parent	$(4,111)	$—	$(2,500)
Policyholder deposits (excludes internal policy replacement deposits)	52,072	35,439	71,983
Policyholder withdrawals (including transfers from separate accounts)	(75,997)	(59,641)	(91,581)

Net cash and cash equivalents used in financing activities	(28,036)	(24,202)	(22,098)

Net increase (decrease) in cash and cash equivalents	21,302	8,001	(5,689)

Cash and cash equivalents, beginning of year	14,650	6,649	12,338

Cash and cash equivalents, end of year	$35,952	$14,650	$6,649

Supplementary Disclosure of Cash Flow Information:
Cash paid to affiliates for:
Federal income taxes	$3,234	$2,677	$2,828
Interest	179	67	25
See Notes to Financial Statements.

ML Life Insurance Company of New York
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
Notes to Financial Statements
(Dollars in Thousands)
Note 1. Summary of Significant Accounting Policies
Description of Business
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
Basis of Reporting
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
Revenue Recognition
Revenues for variable annuity contracts consist of policy charges for i) mortality and expense risks, ii) certain guaranteed benefits selected by the contract owner, iii) administration fees, iv) annual contract maintenance charges, and v) withdrawal charges assessed on contracts surrendered during the withdrawal charge period.
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
Investments
The Company’s investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive loss, net of taxes. These changes in estimated fair value are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less.
Deferred Policy Acquisition Costs (“DAC”)
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
During 1990, the Company entered into an assumption reinsurance agreement with an unaffiliated insurer. The acquisition costs relating to this agreement are being amortized over a twenty-five year period using an effective interest rate of 7.5%. This reinsurance agreement provided for payment of contingent ceding commissions, for a ten year period, based upon the persistency and mortality experience of the insurance contracts assumed. Payments made for contingent ceding commissions were capitalized and amortized using an identical methodology as that used for the initial acquisition costs. The following is a rollforward of the acquisition costs related to this reinsurance agreement for the years ended December 31:

	2006	2005	2004
Beginning balance	$6,949	$8,167	$8,830
Interest accrued	521	613	662
Amortization	(1,477)	(1,831)	(1,325)

Ending balance	$5,993	$6,949	$8,167

The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. Amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

2007	2008	2009	2010	2011
$ 768	$ 726	$ 705	$ 690	$ 673
Deferred Sales Inducements
The Company offers a sales inducement whereby the contract owner receives a bonus which increases the initial account balance by an amount equal to a specified percentage of the contract owner’s deposit. This amount may be subject to recapture under certain circumstances. The expense associated with offering this bonus is deferred and amortized over the anticipated life of the related contracts consistent with the amortization of DAC. The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Earnings.
Separate Accounts
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
Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, the net investment income and net realized and unrealized gains and losses attributable to Separate Accounts assets supporting variable annuities and variable life contracts accrue directly to the contract owner and are not reported as revenue in the Statements of Earnings. Mortality, guaranteed benefit fees, policy administration, maintenance, and withdrawal charges associated with Separate Accounts products are included in policy charge revenue in the Statements of Earnings.
Policyholder Account Balances
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

Interest-sensitive life products	4.00%
Interest-sensitive deferred annuities	3.00% — 6.80%
These rates may be changed at the option of the Company after initial guaranteed rates expire, unless contracts are subject to minimum interest rate guarantees.
Future Policy Benefits
The Company’s liability for future policy benefits consists of liabilities for immediate annuities and liabilities for certain guaranteed benefits contained in the variable insurance products the Company manufactures. Liabilities for immediate annuities are equal to the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment generally depends on policyholder mortality. Interest rates used in establishing such liabilities range from 3.00% to 8.80%. Liabilities for guaranteed benefits for variable annuity and life insurance contracts are discussed in more detail in Note 6 of the Financial Statements.
Claims and Claims Settlement Expenses
Liabilities for claims and claims settlement expenses equal the death benefit (plus accrued interest) for claims that have been reported to the Company but have not settled and an estimate, based upon prior experience, for unreported claims.
Federal Income Taxes
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
The Company is subject to taxes on premiums and is exempt from state income taxes in most states.
Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of Statement No. 157, Fair Value Measurements (“SFAS No. 157”). The Company intends to early adopt SFAS No. 159 as of the first quarter of fiscal 2007. The adoption is not expected to have a material impact on the Company’s Financial Statements.
On January 1, 2007, the Company adopted Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Since the Company’s practice of accounting for deferred acquisition costs, in connection with modifications or exchanges, substantially meets the provisions prescribed within SOP 05-1, the adoption of SOP 05-1 did not have a material impact on the Company’s Financial Statements.
As of December 31, 2006, the Company adopted Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in the SAB express the Staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. Since the Company’s method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of the SAB did not have an impact on the Company’s Financial Statements.
In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for Financial Statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company intends to early adopt SFAS No. 157 as of the first quarter of fiscal 2007. The adoption is not expected to have a material impact on the Company’s Financial Statements.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s Financial Statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt FIN 48 in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on the Company’s Financial Statements.
On January 1, 2004, the Company adopted the provisions of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 required the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that was different from the methodology that the Company previously employed. As a result, the Company recorded a $41,304 increase in policyholder liabilities and a $850 decrease in deferred policy acquisition costs resulting in a charge to earnings of $27,400, net of a federal income tax benefit of $14,754, which was reported as a cumulative effect of a change in accounting principle during 2004.

Note 2. Estimated Fair Value of Financial Instruments
Financial instruments are carried at fair value or amounts that approximate fair value. The carrying value of financial instruments at December 31 were:

	2006	2005
Assets:
Fixed maturity securities (1)	$132,440	$164,279
Equity securities (1)	1,386	706
Policy loans on insurance contracts (2)	72,779	74,393
Cash and cash equivalents (3)	35,952	14,650
Separate accounts assets (4)	970,012	946,261

Total assets:	$1,212,569	$1,200,289

Liabilities :
Policyholder account balances (5)	$152,840	$168,880

(1)	For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company utilizes pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets.

(2)	The Company estimates the fair value of policy loans as equal to the book value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

(3)	The estimated fair value of cash and cash equivalents approximates the carrying value.

(4)	Assets held in the Separate Accounts are carried at the net asset value provided by the fund managers.

(5)	The Company records certain adjustments to policyholder account balances in conjunction with the unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts a portion of these liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive loss, net of taxes.

Note 3. Investments
The amortized cost and estimated fair value of investments in fixed maturity and equity securities at December 31 were:

	2006
	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
Corporate debt securities	$116,328	$630	$1,622	$115,336
Mortgage-backed securities	7,083	25	38	7,070
U.S. Government and agencies	6,217	105	4	6,318
Foreign governments	3,499	254	37	3,716

Total fixed maturity securities	$133,127	$1,014	$1,701	$132,440

Equity securities:
Non-redeemable preferred stocks	$1,382	$8	$4	$1,386

	2005
	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
Corporate debt securities	$151,263	$1,052	$2,650	$149,665
U.S. Government and agencies	7,043	221	—	7,264
Foreign governments	4,499	324	59	4,764
Mortgage-backed securities	2,599	34	47	2,586

Total fixed maturity securities	$165,404	$1,631	$2,756	$164,279

Equity securities:
Non-redeemable preferred stocks	$702	$4	$—	$706

Estimated fair value and gross unrealized losses by length of time that certain fixed maturity securities have been in a continuous unrealized loss position at December 31 were:

	2006
	Less than 12 months		More than 12 Months		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturity securities:
Corporate debt securities	$11,126	$52	$73,477	$1,570	$84,603	$1,622
Mortgage-backed securities	156	—	2,115	38	2,271	38
Foreign governments	—	—	1,462	37	1,462	37
U.S. Government and agencies	1,194	4	—	—	1,194	4

Equity securities:
Non-redeemable preferred stocks	965	4	—	—	965	4

Total temporarily impaired securities	$13,441	$60	$77,054	$1,645	$90,495	$1,705

	2005
	Less than 12 months		More than 12 Months		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturity securities:
Corporate debt securities	$54,548	$874	$64,241	$1,776	$118,789	$2,650
U.S. Government and agencies	—	—	2,440	59	2,440	59
Mortgage-backed securities	1,469	21	743	26	2,212	47

Total temporarily impaired securities	$56,017	$895	$67,424	$1,861	$123,441	$2,756

Unrealized losses are primarily due to price fluctuations resulting from changes in interest rates and credit spreads. Based on the most recent available information, the Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.
There were no realized investment losses due to other-than-temporary declines in fair value of securities for the years ended December 31, 2006, 2005 and 2004.

The amortized cost and estimated fair value of fixed maturity securities at December 31 by contractual maturity were:

	2006
		Estimated
	Amortized	Fair
	Cost	Value
Fixed maturity securities:
Due in one year or less	$32,843	$32,654
Due after one year through five years	71,574	70,434
Due after five years through ten years	14,235	14,324
Due after ten years	7,392	7,958

	126,044	125,370

Mortgage-backed securities	7,083	7,070

Total fixed maturity securities	$133,127	$132,440

	2005
		Estimated
	Amortized	Fair
	Cost	Value
Fixed maturity securities:
Due in one year or less	$43,051	$42,782
Due after one year through five years	102,664	100,914
Due after five years through ten years	9,708	9,742
Due after ten years	7,382	8,255

	162,805	161,693

Mortgage-backed securities	2,599	2,586

Total fixed maturity securities	$165,404	$164,279

In the preceding tables fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The amortized cost and estimated fair value of fixed maturity securities at December 31 by rating agency equivalent were:

	2006
		Estimated
	Amortized	Fair
	Cost	Value
AAA	$32,191	$32,209
AA	29,013	28,882
A	45,625	45,285
BBB	26,298	26,064
Below investment grade	—	—

Total fixed maturity securities	$133,127	$132,440

Investment grade	100%	100%
Below investment grade	0%	0%

16

	2005
		Estimated
	Amortized	Fair
	Cost	Value
AAA	$37,172	$37,277
AA	28,547	27,906
A	72,124	71,953
BBB	25,338	24,958
Below investment grade	2,223	2,185

Total fixed maturity securities	$165,404	$164,279

Investment grade	99%	99%
Below investment grade	1%	1%
At December 31, 2006 and 2005, the carrying value of fixed maturity securities rated BBB- were $4,875 and $5,699, respectively, which is the lowest investment grade rating given by Standard and Poor’s.
The components of net unrealized gains (losses) included in accumulated other comprehensive loss, net of taxes at December 31 were as follows:

	2006	2005
Assets:
Fixed maturity securities	$(687)	$(1,125)
Equity securities	4	4

	(683)	(1,121)

Liabilities:
Policyholder account balances	476	690
Federal income taxes — deferred	(406)	(634)

	70	56

Stockholder equity:
Accumulated other comprehensive loss, net of taxes	$(753)	$(1,177)

Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended December 31 were:

	2006	2005	2004
Proceeds	$22,173	$36,283	$26,368
Gross realized investment gains	89	2,114	280
Gross realized investment losses	160	315	153
The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds on the sale of available-for-sale securities sold at a realized loss were $7,864, $17,299 and $14,811 for the years ended December 31, 2006, 2005 and 2004, respectively.
During the 2006, 2005 and 2004 the Company incurred realized investment losses in order to further diversify and match the duration of its invested assets to corresponding policyholder liabilities.
The Company had investment securities with a carrying value of $855 and $869 that were deposited with insurance regulatory authorities at December 31, 2006 and 2005, respectively.
Excluding investments in U.S. Government and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

Net investment income by source for the years ended December 31 was as follows:

	2006	2005	2004
Fixed maturity securities	$6,930	$7,411	$7,416
Policy loans on insurance contracts	3,560	3,679	3,751
Cash and cash equivalents	1,397	480	265
Equity securities	53	17	—
Other	(20)	—	129

Gross investment income	11,920	11,587	11,561
Less investment expenses	(397)	(312)	(339)

Net investment income	$11,523	$11,275	$11,222

Net realized investment gains (losses), for the years ended December 31 were as follows:
	2006	2005	2004
Fixed maturity securities	$(71)	$1,799	$127

Note 4. DAC
The components of amortization of DAC for the years ended December 31 were as follows:

	2006	2005	2004
Normal amortization related to variable life and annuity insurance products	$4,180	$3,820	$3,788
Unlocking related to variable life insurance products	(267)	(157)	—
Unlocking related to variable annuity insurance products	(644)	3,342	(2,967)

Total amortization of DAC	$3,269	$7,005	$821

During 2006, the Company updated its DAC model to reflect actual market returns, which were favorable as compared to expectations, for its variable annuity products resulting in favorable unlocking. This is consistent with the application of the reversion to the mean approach, which is described in more detail below.
During 2005, the Company lowered its future gross profit assumptions on certain variable life insurance and annuity products in connection to historical surrender experience and reinsurance assumptions.
During 2004, the Company elected to adopt new assumptions for market returns associated with assets held in the Separate Accounts. If returns over a determined historical period differ from the Company’s long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. This method for projecting market returns is known as reversion to the mean, a standard industry practice. The Company previously established estimates for market returns based on actual historical results and on future anticipated market returns without the use of a mean reversion technique.

Note 5. Deferred Sales Inducements
During 2005, the Company introduced a new variable annuity product in which certain contracts contain sales inducements. The components of deferred sales inducements for the years ended December 31 were as follows:

	2006	2005
Beginning balance	$601	$—
Capitalization	1,302	573
Amortization	(63)	28

Ending balance	$1,840	$601

Note 6. Variable Contracts Containing Guaranteed Benefits
Variable Annuity Contracts Containing Guaranteed Benefits
The Company issues variable annuity contracts in which the Company may contractually guarantee to the contract owner a guaranteed minimum death benefit (“GMDB”) and/or an optional guaranteed living benefit provision. The living benefit provisions offered by the Company include a guaranteed minimum income benefit (“GMIB”) and a guaranteed minimum withdrawal benefit (“GMWB”). Information regarding the general characteristics of each guaranteed benefit type is provided below:
•	In general, contracts containing GMDB provisions provide a death benefit equal to the greater of the GMDB or the contract value. Depending on the type of contract, the GMDB may equal: i) contract deposits accumulated at a specified interest rate, ii) the contract value on specified contract anniversaries, iii) return of contract deposits, or iv) some combination of these benefits. Each benefit type is reduced for contract withdrawals.

•	In general, contracts containing GMIB provisions provide the option to receive a guaranteed future income stream upon annuitization. There is a waiting period of ten years that must elapse before the GMIB provision can be exercised.

•	Contracts containing GMWB provisions provide the contract owner the ability to withdraw minimum annual payments, regardless of the impact of market performance on the contract owner’s account value. In general, withdrawal percentages are based on the contract owner’s age at the time of the first withdrawal. The Company began offering the GMWB benefit provision in March 2006.
The Company had the following variable annuity contracts containing guaranteed benefits at December 31:

	2006				2005
	GMDB	GMIB		GMWB	GMDB	GMIB		GMWB
Net amount at risk (1)	$27,959	$84		$—	$49,572	$100		$	n/a

Average attained age of contract owners	68	60		72	67	59			n/a

Weighted average period remaining until expected annuitization	n/a	7.9	yrs	n/a	n/a	8.5	yrs		n/a

(1)	Net amount at risk for GMDB is defined as the current GMDB in excess of the contract owners’ account balance at the balance sheet date.

Net amount at risk for GMIB is defined as the present value of the minimum guaranteed annuity payments available to the contract owner in excess of the contract owners’ account balance at the balance sheet date.

Net amount at risk for GMWB is defined as the present value of the minimum guaranteed withdrawals available to the contract owner in excess of the contract owners’ account balance at the balance sheet date.

The Company records liabilities for contracts containing GMDB and GMIB provisions as a component of future policy benefits in the Balance Sheets. Changes in these guaranteed benefit liabilities are included as a component of policy benefits in the Statement of Earnings. The GMDB and GMIB liabilities are calculated in accordance with SOP 03-1 and are determined by projecting future expected guaranteed benefits under multiple scenarios for returns on Separate Accounts assets. The Company uses estimates for mortality and surrender assumptions based on actual and projected experience for each contract type. These estimates are consistent with the estimates used in the calculation of DAC. The Company regularly evaluates the estimates used and adjusts the GMDB and/or GMIB liability balances with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that earlier assumptions should be revised.
The variable annuity GMDB and GMIB liabilities for the years ended December 31 were as follows:

	GMDB	GMIB
Balance at January 1, 2005	$2,863	$26

Guaranteed benefits incurred	1,345	50
Guaranteed benefits paid	(892)	—
Unlocking	(233)	—

Balance at December 31, 2005	3,083	76

Guaranteed benefits incurred	1,277	126
Guaranteed benefits paid	(855)	—
Unlocking	(669)	163

Balance at December 31, 2006	$2,836	$365

The Company unlocked its GMDB liabilities during 2006 and 2005 and its GMIB liabilities during 2006 as a result of modeling refinements that were implemented.
The Company records liabilities for contracts containing GMWB provisions as a component of other policyholder funds in the Balance Sheets, with changes in the fair value recognized as a component of policy benefits in the Statement of Earnings. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the GMWB provision is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions. The Company regularly evaluates the estimates used and adjusts the GMWB liability balances with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that earlier assumptions should be revised. Based on the Company’s modeling assumptions, the variable annuity GMWB liability at December 31, 2006 was $0.
At December 31, contract owners’ account balances by mutual fund class for contracts containing guaranteed benefit provisions were distributed as follows:

	2006
				Money
	Equity	Bond	Balanced	Market	Other	Total
GMDB only	$343,921	100,346	56,066	19,417	253	$520,003
GMDB and GMIB	110,333	24,795	21,938	3,179	1,287	161,532
GMDB and GMWB	7,083	1,771	2,469	16	298	11,637
GMWB only	7,233	1,903	1,713	57	370	11,276
GMIB only	4,750	809	534	—	106	6,199
No guaranteed benefit	2,271	372	366	—	89	3,098

Total	$475,591	129,996	83,086	22,669	2,403	$713,745

20

	2005
			Money
	Equity	Bond	Market	Balanced	Other	Total
GMDB only	$371,277	117,433	53,033	20,933	161	$562,837
GMDB and GMIB	79,528	20,512	17,093	3,815	699	121,647
GMIB only	1,847	513	—	316	114	2,790
No guaranteed benefit	1,010	157	250	—	71	1,488

Total	$453,662	138,615	70,376	25,064	1,045	$688,762

Variable Life Contracts Containing Guaranteed Benefits
The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.
The Company records liabilities for contracts containing GMDB provisions as a component of future policy benefits. Changes in the GMDB liabilities are included as a component of policy benefits in the Statements of Earnings. The variable life GMDB liability at December 31, 2006 and 2005 was $219 and $205, respectively. The variable life GMDB liability is set as a percentage of asset-based fees and cost of insurance charges deducted from contracts that include a GMDB provision. The percentage is established based on the Company’s estimate of the likelihood of future GMDB claims.
At December 31, contract owners’ account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

	2006	2005
Balanced	$108,938	$102,463
Equity	82,920	83,953
Bond	32,903	35,692
Money Market	31,506	33,530
Other	—	1,861

Total	$256,267	$257,499

Note 7. Federal Income Taxes
The following is a reconciliation of the provision for income taxes based on earnings before Federal income taxes, computed using the Federal statutory tax rate, versus the reported provision for income taxes for the years ended December 31:

	2006	2005	2004
Provisions for income taxes computed at Federal statutory rate	$3,847	$2,533	$3,893
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(360)	(772)	(622)
Foreign tax credit	(61)	10	(12)

Federal income tax provision	$3,426	$1,771	$3,259

The Federal statutory rate for each of the three years ended December 31 was 35%.

The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each were as follows:

	2006	2005	2004
Deferred sales inducements	$434	$210	$—
DAC (1)	49	(1,401)	1,414
Investment adjustment	27	693	(19)
Policyholder account balances (1)	(740)	(316)	(733)

Deferred Federal income tax provision (benefit)	$(230)	$(814)	$662

(1)	The 2004 amounts exclude deferred tax benefits related to the adoption of SOP 03-1 (see Note 1 to the Financial Statements).
Deferred tax assets and liabilities at December 31 were as follows:

	2006	2005
Deferred tax assets:
Policyholder account balances	$3,807	$3,067
Investment adjustments	745	772
Net unrealized investment loss on investment securities	406	634

Total deferred tax assets	4,958	4,473

Deferred tax liabilities:
DAC	6,403	6,354
Deferred sales inducements	644	210

Total deferred tax liabilities	7,047	6,564

Net deferred tax liability	$(2,089)	$(2,091)

The Company anticipates that all deferred tax assets will be realized; therefore no valuation allowance has been provided.
Note 8. Reinsurance
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured life and to recover a portion of benefits paid by ceding mortality risk to other insurance enterprises or reinsurers under indemnity reinsurance agreements, primarily excess coverage and coinsurance agreements. The maximum amount of mortality risk retained by the Company is approximately $500 on single life policies and joint life policies.
Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. As of December 31, 2006, the Company held collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $113 that can be drawn upon for delinquent reinsurance recoverables.
As of December 31, 2006, the Company had the following life insurance inforce:

Percentage of
		Ceded to	Assumed		amount
	Gross	other	from other	Net	assumed to
	amount	companies	companies	amount	net
Life insurance inforce	$588,909	$74,383	$1,435	$515,961	0.3%
In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts.

Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. As of December 31, 2006, 68% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.
Note 9. Related Party Transactions
The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG, in relation to this service agreement, are reimbursed by the Company on an allocated cost basis. Charges allocated to the Company by MLIG pursuant to the agreement were $3,842, $3,954 and $3,616 for 2006, 2005 and 2004, respectively. Charges attributable to this agreement are included in insurance expenses and taxes, except for investment related expenses, which are included in net investment income. The Company is allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest incurred was $179, $67 and $25 for 2006, 2005 and 2004, respectively. Intercompany interest is included in net investment income.
The Company has a general agency agreement with Merrill Lynch Life Agency Inc. (“MLLA”) whereby registered representatives of MLPF&S, who are the Company’s licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $2,986, $2,042 and $3,304 for 2006, 2005 and 2004, respectively. Certain commissions were capitalized as DAC and are being amortized in accordance with the accounting policy discussed in Note 1 to the Financial Statements. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
MLIG has entered into an agreement with Roszel Advisors, LLC (“Roszel”), a subsidiary of MLIG, with respect to administrative services for the MLIG Variable Insurance Trust (“the Trust”). Certain Separate Accounts of the Company may invest in the various mutual fund portfolios of the Trust in connection with variable annuity contracts the Company has inforce. Under this agreement, Roszel pays MLIG an amount equal to a percentage of the assets invested in the Trust through the Separate Accounts. Revenue attributable to this agreement is included in policy charge revenue. The Company received from MLIG its allocable share of such compensation in the amount of $198, $205 and $180 during 2006, 2005 and 2004, respectively.
Effective September 30, 2006, Merrill Lynch & Co. transferred the Merrill Lynch Investment Managers, L.P. (“MLIM”) investment management business to BlackRock, Inc. (“BlackRock”) in exchange for approximately half of the economic interest in the combined firm, including a 45% voting interest. Under this agreement, all previous investment management services performed by MLIM were merged into BlackRock. Prior to September 30, 2006, the Company and MLIM were parties to a service agreement whereby MLIM agreed to provide certain invested asset management services to the Company. The Company paid a fee to MLIM, for these services through the MLIG service agreement. Charges paid to MLIM through the first three quarters of 2006 and allocated to the Company by MLIG were $96. Charges for 2005 and 2004 were $155 and $169, respectively.
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
Note 10. Stockholder’s Equity and Statutory Regulations
During 2006 and 2004, the Company paid ordinary cash dividends of $4,111 and $2,500, respectively, to MLIG. During 2005, the Company did not pay a dividend.
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

Statutory capital and surplus at December 31, 2006 and 2005, was $56,734 and $43,307, respectively. At December 31, 2006 and December 31, 2005, approximately $5,453 and 4,111, respectively, of stockholder’s equity was available for distribution to MLIG that does not require approval from the New York insurance department.
The Company’s statutory net income for 2006, 2005 and 2004 was $17,427, $10,662 and $7,141, respectively.
The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should hold based upon that company’s risk profile. As of December 31, 2006, and 2005, based on the RBC formula, the Company’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.
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
In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.
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

The following tables summarize each business segment’s contribution to the consolidated amounts, for the years ended December 31.

	Annuities
	2006	2005	2004
Policy charge revenue	$12,188	$11,085	$10,802
Net interest spread (1)	1,492	1,055	707
Net realized in investment gains (losses)	(67)	1,799	113

Net revenues	13,613	13,939	11,622

Policy benefits	961	1,136	1,309
Reinsurance premium ceded	483	406	243
Amortization of DAC	2,005	5,529	(309)
Insurance expenses and taxes	3,256	3,388	2,730

Net benefits and expenses	6,705	10,459	3,973

Earnings before federal income taxes	6,908	3,480	7,649

Federal income tax provision	2,139	736	2,431

Earnings before change in accounting principal	4,769	2,744	5,218

Change in accounting principal, net of tax	—	—	(1,917)

Net earnings	$4,769	$2,744	$3,301

Select Balance Sheet information:

Total assets	$843,748	$837,047	$875,359
Total policyholder liabilities and accruals	95,974	108,782	122,453

(1)	Management considers investment income net of interest credited to policyholder liabilities in evaluating results.

	Life Insurance
	2006	2005	2004
Policy charge revenue	$7,389	$7,346	$7,624
Net interest spread (1)	815	1,045	552
Net realized in investment gains (losses)	—	—	—

Net revenues	8,204	8,391	8,176

Policy benefits	1,647	1,365	1,705
Reinsurance premium ceded	1,432	1,439	1,479
Amortization of DAC	1,264	1,476	1,130
Insurance expenses and taxes	1,168	1,311	1,269

Net benefits and expenses	5,511	5,591	5,583

Earnings before federal income taxes	2,693	2,800	2,593

Federal income tax provision	801	700	520

Earnings before change in accounting principal	1,892	2,100	2,073

Change in accounting principal, net of tax	—	—	(115)

Net earnings	$1,892	$2,100	$1,958

Select Balance Sheet information:

Total assets	$359,284	$359,982	$380,257
Total policyholder liabilities and accruals	87,693	85,973	90,451

(1)	Management considers investment income net of interest credited to policyholder liabilities in evaluating results.

	Other
	2006	2005	2004
Policy charge revenue	$—	$—	$—
Net interest spread (1)	1,393	959	867
Net realized in investment gains (losses)	(4)	—	14

Net revenues	1,389	959	881

Earnings before federal income taxes	1,389	959	881

Federal income tax provision	486	335	308

Net earnings	$903	$624	$573

Select Balance Sheet information:

Total assets	$45,511	$34,605	$25,963

(1)	Management considers investment income net of interest credited to policyholder liabilities in evaluating results.

The following table summarizes the Company’s total revenues by contract type for the years ended December 31:

	2006	2005	2004
Annuities:
Variable annuities	$12,834	$11,658	$11,325
Interest-sensitive annuities	779	2,281	297

Total Annuities	13,613	13,939	11,622

Life Insurance:
Variable Life	8,147	8,346	8,134
Interest-sensitive whole life	57	45	42

Total Life Insurance	8,204	8,391	8,176

Other	1,389	959	881

Net Revenues (1)	$23,206	$23,289	$20,679

(1)	Management considers investment income net of interest credited to policyholder liabilities in evaluating Net Revenues.
******

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML Life Insurance Company of New York (Registrant)

Date: March 26, 2007	By:	/s/ Joseph E. Justice Joseph E. Justice Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry G. Skolnick Barry G. Skolnick	Director, Senior Vice President, and General Counsel*	March 26, 2007

/s/ Joseph E. Justice Joseph E. Justice	Director, Senior Vice President, Chief Financial Officer, and Treasurer	March 26, 2007

* Deborah J. Adler	Chairman of the Board, President, Chief Executive Officer, and Chief Actuary	March 26, 2007

* Frederick J. C. Butler	Director	March 26, 2007

* John C. Carroll	Director and Senior Vice President	March 26, 2007

* Richard M. Drew	Director	March 26, 2007

* Robert L. Israeloff	Director	March 26, 2007

* Robert A. King	Director	March 26, 2007

* Paul Michalowski	Director and Vice President	March 26, 2007

* Irving M. Pollack	Director	March 26, 2007

* Concetta M. Ruggiero	Director and Senior Vice President	March 26, 2007

* Lori M. Salvo	Director, Vice President, Chief Compliance Officer, Deputy General Counsel, and Secretary	March 26, 2007

* Cynthia Kahn Sherman	Director	March 26, 2007

/s/ Elizabeth Garrison Elizabeth Garrison	Vice President and Controller	March 26, 2007

*Signing in his own capacity and as Attorney-in-Fact.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy material has been or will be sent to Registrant’s security holder

     EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York	Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.

3.2	By-Laws of ML Life Insurance Company of New York	Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.

4.1	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
4.2	Modified Guaranteed Annuity Contract Application	Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
4.3	Qualified Retirement Plan Endorsement	Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
4.4	IRA Endorsement	Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.5	Company Name Change Endorsement	Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
4.6	IRA Endorsement, MLNY009	Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94	Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.
4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94	Incorporated by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.
10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc.	Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation	Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(c) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.
10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(k) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.
23.1	Written Consent of Deloitte & Touche LLP, independent registered public accounting firm	Exhibit 23.1

24.1	Power of attorney of Frederick J. C.Butler	Incorporated by reference to Exhibit 24(a) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.2	Power of attorney of Robert L. Israeloff	Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.

24.3	Power of attorney of Cynthia L. Kahn	Incorporated by reference to Exhibit 24(i) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.4	Power of attorney of Robert A. King	Incorporated by reference to Exhibit 24(j) to Post-Effective Amendment No. 1 the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.5	Power of attorney of Irving M. Pollack	Incorporated by reference to Exhibit 24(k) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.6	Power of attorney of Barry G. Skolnick	Incorporated by reference to Exhibit 24(l) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
24.7	Power of attorney of Richard M. Drew	Incorporated by reference to Exhibit 24.14 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 30, 2000.
24.8	Power of attorney of John C. Carroll	Incorporated by reference to Exhibit 24.8 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 29, 2006.
24.9	Power of attorney of Paul Michalowski	Incorporated by reference to Exhibit 24.9 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 29, 2006.
24.10	Power of attorney of Joseph Justice	Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.
24.11	Power of attorney of Lori M. Salvo	Incorporated by reference to ML of New York Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-69220, filed September 10, 2001.
24.12	Power of attorney of Deborah J. Adler	Incorporated by reference to Exhibit 24.13 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 29, 2004.
24.13	Power of attorney of Concetta M. Ruggiero	Incorporated by reference to Exhibit 24.14 to Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, and 333-48983, filed March 29, 2004.
31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.1
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.2
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2