Form 10-Q
period 2007-06-30
ML LIFE INSURANCE CO OF NEW YORK
filed 2007-08-10
CIK 862923

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. Financial Information
Item 1. Financial Statements

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                           BALANCE SHEETS (UNAUDITED)

                                                        JUNE 30,    DECEMBER 31,
(dollars in thousands)                                    2007          2006
----------------------                                 ----------   ------------
ASSETS
INVESTMENTS
   Fixed maturity available-for-sale securities, at
      estimated fair value (amortized cost: 2007 -
      $123,819; 2006 - $133,127)                       $  122,993    $  132,440
   Equity available-for-sale securities, at
      estimated fair value (cost: 2007 - $1,382;
      2006 - $1,382)                                        1,379         1,386
   Policy loans on insurance contracts, at
      outstanding loan balances                            69,564        72,779
                                                       ----------    ----------
                                                          193,936       206,605
                                                       ----------    ----------
CASH AND CASH EQUIVALENTS                                  39,258        35,952
ACCRUED INVESTMENT INCOME                                   3,392         3,622
DEFERRED POLICY ACQUISITION COSTS                          22,496        22,485
DEFERRED SALES INDUCEMENTS                                  2,224         1,840
OTHER ASSETS                                                7,071         8,027
SEPARATE ACCOUNTS ASSETS                                  976,589       970,012
                                                       ----------    ----------
TOTAL ASSETS                                           $1,244,966    $1,248,543
                                                       ==========    ==========

See Notes to Financial Statements.                                   (Continued)

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                           BALANCE SHEETS (UNAUDITED)

(dollars in thousands, except common stock par value    JUNE 30,    DECEMBER 31,
and shares)                                               2007          2006
----------------------------------------------------   ----------   ------------
LIABILITIES
POLICYHOLDER LIABILITIES AND ACCRUALS
      Policyholder account balances                    $  146,762    $  152,840
      Future policy benefits                               21,990        22,326
      Claims and claims settlement expenses                 4,825         8,501
                                                       ----------    ----------
                                                          173,577       183,667
                                                       ----------    ----------
OTHER POLICYHOLDER FUNDS                                       42           679
FEDERAL INCOME TAXES - CURRENT                              1,771         1,064
FEDERAL INCOME TAXES - DEFERRED                             2,748         2,089
PAYABLES FOR SECURITIES PURCHASED                             750            --
AFFILIATED PAYABLES - NET                                     758         1,417
OTHER LIABILITIES                                             967         1,849
SEPARATE ACCOUNTS LIABILITIES                             976,589       970,012
                                                       ----------    ----------
TOTAL LIABILITIES                                       1,157,202     1,160,777
                                                       ----------    ----------
STOCKHOLDER'S EQUITY
   Common stock ($10 par value; 220,000 shares
      authorized, issued and outstanding)                   2,200         2,200
   Additional paid-in capital                              52,310        52,310
   Accumulated other comprehensive loss, net of
      taxes                                                  (704)         (753)
   Retained earnings                                       33,958        34,009
                                                       ----------    ----------
TOTAL STOCKHOLDER'S EQUITY                                 87,764        87,766
                                                       ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $1,244,966    $1,248,543
                                                       ==========    ==========

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                       STATEMENTS OF EARNINGS (UNAUDITED)

                                                         THREE MONTHS
                                                        ENDED JUNE 30,
                                                       ---------------
(dollars in thousands)                                  2007     2006
----------------------                                 ------   ------
NET REVENUES
   Policy charge revenue                               $5,673   $4,771
   Net investment income                                2,804    2,715
   Net realized investment gains (losses)               1,051      (10)
                                                       ------   ------
TOTAL NET REVENUES                                      9,528    7,476
                                                       ------   ------
BENEFITS AND EXPENSES
   Interest credited to policyholder liabilities        1,958    1,987
   Policy benefits (net of reinsurance recoveries:
      2007 - $703; 2006 - $163)                           378      806
   Reinsurance premium ceded                              464      510
   Amortization of deferred policy acquisition costs      961      961
   Insurance expenses and taxes                         1,188    1,183
                                                       ------   ------
TOTAL BENEFITS AND EXPENSES                             4,949    5,447
                                                       ------   ------
EARNINGS BEFORE FEDERAL INCOME TAXES                    4,579    2,029
                                                       ------   ------
FEDERAL INCOME TAX EXPENSE (BENEFIT)
   Current                                              1,771    1,032
   Deferred                                               (97)    (231)
                                                       ------   ------
TOTAL FEDERAL INCOME TAX EXPENSE                        1,674      801
                                                       ------   ------
NET EARNINGS                                           $2,905   $1,228
                                                       ======   ======

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                       STATEMENTS OF EARNINGS (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                    -----------------
(dollars in thousands)                                                2007      2006
----------------------                                              -------   -------
NET REVENUES
   Policy charge revenue                                            $11,024   $ 9,544
   Net investment income                                              5,582     5,797
   Net realized investment gains                                      1,044        17
                                                                    -------   -------
TOTAL NET REVENUES                                                   17,650    15,358
                                                                    -------   -------
BENEFITS AND EXPENSES
   Interest credited to policyholder liabilities                      3,732     3,928
   Policy benefits (net of reinsurance recoveries: 2007 - $1,408;
      2006 - $324)                                                    1,580     1,382
   Reinsurance premium ceded                                            940       979
   Amortization of deferred policy acquisition costs                  1,041     2,072
   Insurance expenses and taxes                                       2,233     2,207
                                                                    -------   -------
TOTAL BENEFITS AND EXPENSES                                           9,526    10,568
                                                                    -------   -------
EARNINGS BEFORE FEDERAL INCOME TAXES                                  8,124     4,790
                                                                    -------   -------
FEDERAL INCOME TAX EXPENSE (BENEFIT)
   Current                                                            2,089     1,595
   Deferred                                                             633        (6)
                                                                    -------   -------
TOTAL FEDERAL INCOME TAX EXPENSE                                      2,722     1,589
                                                                    -------   -------
NET EARNINGS                                                        $ 5,402   $ 3,201
                                                                    =======   =======

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                        ------------------
(dollars in thousands)                                                     2007     2006
----------------------                                                    ------   ------
NET EARNINGS                                                              $2,905   $1,228
                                                                          ------   ------
OTHER COMPREHENSIVE LOSS
   Net unrealized losses on available-for-sale securities:
      Net unrealized holding losses arising during the period               (728)    (525)
      Reclassification adjustment for losses included in net earnings         83       10
                                                                          ------   ------
                                                                            (645)    (515)
                                                                          ------   ------
   Adjustments for policyholder liabilities                                  142      395
   Adjustments for deferred federal income taxes                             177       44
                                                                          ------   ------
Total other comprehensive loss, net of taxes                                (326)     (76)
                                                                          ------   ------
COMPREHENSIVE INCOME                                                      $2,579   $1,152
                                                                          ======   ======

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                ----------------
(dollars in thousands)                                           2007      2006
----------------------                                          ------   -------
NET EARNINGS                                                    $5,402   $ 3,201
                                                                ------   -------
OTHER COMPREHENSIVE INCOME (LOSS)
   Net unrealized losses on available-for-sale securities:
      Net unrealized holding losses arising during the period     (236)   (1,687)
      Reclassification adjustment for (gains) losses included
         in net earnings                                            90       (17)
                                                                ------   -------
                                                                  (146)   (1,704)
                                                                ------   -------
   Adjustments for policyholder liabilities                        221       541
   Adjustments for deferred federal income taxes                   (26)      409
                                                                ------   -------
Total other comprehensive income (loss), net of taxes               49      (754)
                                                                ------   -------
COMPREHENSIVE INCOME                                            $5,451   $ 2,447
                                                                ======   =======

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                 STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

                                                                 ACCUMULATED
                                                    ADDITONAL       OTHER                      TOTAL
                                           COMMON    PAID-IN    COMPREHENSIVE   RETAINED   STOCKHOLDER'S
(dollars in thousands)                      STOCK    CAPITAL    INCOME (LOSS)   EARNINGS      EQUITY
----------------------                     ------   ---------   -------------   --------   -------------
BALANCE, JANUARY 1, 2006                   $2,200    $52,310       $(1,177)     $30,556       $83,889
Net earnings                                                                      7,564         7,564
Cash dividend paid to parent                                                     (4,111)       (4,111)
Other comprehensive loss, net of taxes                                 424                        424
                                           ------    -------       -------      -------       -------
BALANCE, DECEMBER 31, 2006                  2,200     52,310          (753)      34,009        87,766
Net earnings                                                                      5,402         5,402
Cash dividend paid to parent                                                     (5,453)       (5,453)
Other comprehensive income, net of taxes                                49                         49
                                           ------    -------       -------      -------       -------
BALANCE, JUNE 30, 2007                     $2,200    $52,310       $  (704)     $33,958       $87,764
                                           ======    =======       =======      =======       =======

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                 ------------------
(dollars in thousands)                                             2007       2006
----------------------                                           --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                     $  5,402   $ 3,201
Noncash items included in earnings:
   Amortization of deferred policy acquisition costs                1,041     2,072
   Capitalization of deferred policy acquisition costs             (1,052)   (1,536)
   Amortization of deferred sales inducements                          74         6
   Capitalization of deferred sales inducements                      (458)     (671)
   Amortization of investments                                        175       334
   Interest credited to policyholder liabilities                    3,732     3,928
   Change in guaranteed benefit liabilities                          (332)      243
   Deferred federal income tax expense (benefit)                      633        (6)
Decrease in operating assets:
   Accrued investment income                                          230        75
   Other assets                                                       956       203
Increase (decrease) in operating liabilities:
   Claims and claims settlement expenses                           (3,676)     (489)
   Other policyholder funds                                          (637)      370
   Federal income taxes - current                                     707       390
   Affiliated payables - net                                         (659)   (2,036)
   Other liabilities                                                 (882)      195
Other operating activities:
   Net realized investment gains                                   (1,044)      (17)
                                                                 --------   -------
Net cash and cash equivalents provided by operating activities      4,210     6,262
                                                                 --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
   Sales of available-for-sale securities                          10,859     9,069
   Maturities of available-for-sale securities                     14,318    17,113
   Purchases of available-for-sale securities                     (14,250)   (8,566)
   Policy loans on insurance contracts - net                        3,215     1,531
                                                                 --------   -------
Net cash and cash equivalents provided by investing activities   $ 14,142   $19,147
                                                                 --------   -------

See Notes to Financial Statements.                                   (Continued)

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                           -------------------
(dollars in thousands)                                                       2007       2006
----------------------                                                     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
   Cash dividend paid to parent                                            $ (5,453)  $ (4,111)
   Policyholder deposits (excludes internal policy replacement deposits)     21,228     29,276
   Policyholder withdrawals (including transfers from separate accounts)    (30,821)   (38,847)
                                                                           --------   --------
Net cash and cash equivalents used in financing activities                  (15,046)   (13,682)
                                                                           --------   --------
Net increase in cash and cash equivalents                                     3,306     11,727
Cash and cash equivalents, beginning of period                               35,952     14,650
                                                                           --------   --------
Cash and cash equivalents, end of period                                   $ 39,258   $ 26,377
                                                                           ========   ========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid to affiliates for:
   Federal income taxes                                                    $  1,382   $  1,205
   Interest                                                                      32         99

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

NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS

FAIR VALUE MEASUREMENTS

SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

FAIR VALUE HIERARCHY

The Company has categorized its financial instruments into a three level hierarchy and is based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

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

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis at June 30, 2007:

                                                           LEVEL 1    LEVEL 2   LEVEL 3      TOTAL
                                                         ----------   -------   -------   ----------
ASSETS:
   Fixed maturity securities (1)                         $  104,688   $18,305    $  --    $  122,993
   Equity securities (1)                                      1,270       109       --         1,379
   Policy loans on insurance contracts (2)                       --    69,564       --        69,564
   Cash and cash equivalents (3)                             39,258        --       --        39,258
   Separate accounts assets (4)                             976,589        --       --       976,589
                                                         ----------   -------    -----    ----------
Total                                                    $1,121,805   $87,978    $  --    $1,209,783
                                                         ==========   =======    =====    ==========
LIABILITIES:
   Policyholder account balances (5)                     $  146,762   $    --    $  --    $  146,762
   Guaranteed minimum withdrawal benefit liability (6)           --        --     (489)         (489)
   Separate accounts liabilities (4)                        976,589        --       --       976,589
                                                         ----------   -------    -----    ----------
                                                         $1,123,351   $    --    $(489)   $1,122,862
                                                         ==========   =======    =====    ==========

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

(5) The Company's liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders' withdrawals and other charges assessed against the account balance. The Company records certain adjustments to policyholder account balances in conjunction with the unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts a portion of these liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive loss, net of taxes. See Note 3 to the Financial Statements for these amounts.

(6) The Company records liabilities, which can be either positive or negative, for contracts containing guaranteed minimum withdrawal benefit ("GMWB") riders in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The GMWB provision is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions.

The following table provides a summary of the changes in fair value of the Company's Level 3 liabilities:

                                  GMWB
                               LIABILITY
                               ---------
Balance at December 31, 2006     $  --
Changes in valuation (a)          (489)
                                 -----
Balance at June 30, 2007 (b)     $(489)
                                 =====

(a)  Recorded as a component of Policy benefits in the Statements of Earnings.

(b)  Recorded as a component of Future policy benefits in the Balance Sheets.

NOTE 3. COMPREHENSIVE LOSS

The Company's investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included in stockholder's equity as a component of accumulated other comprehensive loss, net of taxes.

The components of net unrealized gains (losses) included in accumulated other comprehensive loss, net of taxes were as follows:

                                                        JUNE 30,   DECEMBER 31,
                                                          2007         2006
                                                        --------   ------------
Assets:
   Fixed maturity securities                             $(826)       $(687)
   Equity securities                                        (3)           4
                                                         -----        -----
                                                          (829)        (683)
                                                         -----        -----
Liabilities:
   Policyholder account balances                           255          476
   Federal income taxes - deferred                        (380)        (406)
                                                         -----        -----
                                                          (125)          70
                                                         -----        -----
Stockholder's equity:
   Accumulated other comprehensive loss, net of taxes    $(704)       $(753)
                                                         =====        =====

NOTE 4. DEFERRED POLICY ACQUISITION COSTS ("DAC")

The components of amortization of DAC for the three and six month periods ended June 30 were as follows:

                                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                JUNE 30,            JUNE 30,
                                                           ------------------   ----------------
                                                             2007     2006        2007     2006
                                                            ------   ------      ------   ------
Normal amortization related to variable life
   and annuity insurance products                           $1,031   $1,004      $1,809   $2,115
Unlocking related to variable annuity insurance products       (70)      --        (768)      --
Unlocking related to variable life insurance products           --      (43)         --      (43)
                                                            ------   ------      ------   ------
Total amortization of DAC                                   $  961   $  961      $1,041   $2,072
                                                            ======   ======      ======   ======

During the first half of 2007, the Company experienced favorable unlocking primarily resulting from actual separate account returns that exceeded assumptions. The impact of unlocking was mitigated to a certain extent by the application of the mean reversion technique.

NOTE 5. VARIABLE ANNUITY GUARANTEED BENEFITS

The components of the changes in the variable annuity guaranteed minimum death benefit ("GMDB") liability, which is recorded as a component of policy benefits, for the three and six month periods ended June 30, 2007 and 2006 were as follows:

                               THREE MONTHS     SIX MONTHS
                                   ENDED          ENDED
                                 JUNE 30,        JUNE 30,
                               ------------   -------------
                               2007    2006    2007    2006
                               ----   -----   -----   -----
Guaranteed benefits incurred   $284   $ 322   $ 574   $ 647
Guaranteed benefits paid        (61)   (297)   (213)   (498)
Unlocking                       (88)     --    (726)     --
                               ----   -----   -----   -----
Total                          $135   $  25   $(365)  $ 149
                               ====   =====   =====   =====

During the first half of 2007, the Company experienced favorable unlocking primarily resulting from actual separate account returns that exceeded assumptions. The impact of unlocking was mitigated to a certain extent by the projection of additional expected claim costs.

The variable annuity GMDB liability at June 30, 2007 and December 31, 2006 was $2,471 and $2,836, respectively.

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

Statutory capital and surplus at June 30, 2007 and December 31, 2006 were $57,560 and $56,734, respectively. For the six month periods ended June 30, 2007 and 2006, statutory net income was $6,240 and $2,996, respectively.

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

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings.

                      THREE MONTHS     SIX MONTHS ENDED
                     ENDED JUNE 30,        JUNE 30,
                    ---------------   -----------------
                     2007     2006      2007     2006
                    ------   ------   -------   -------
Net Revenues (1):
   Annuities        $4,904   $3,164   $ 8,651   $ 6,760
   Life Insurance    2,010    2,024     4,107     4,042
   Other               656      301     1,160       628
                    ------   ------   -------   -------
Net Revenues        $7,570   $5,489   $13,918   $11,430
                    ======   ======   =======   =======
Net Earnings:
   Annuities        $2,177   $  740   $ 4,207   $ 1,996
   Life Insurance      302      292       441       796
   Other               426      196       754       409
                    ------   ------   -------   -------
Net Earnings        $2,905   $1,228   $ 5,402   $ 3,201
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

EQUITY MARKET PERFORMANCE

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), the NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). Despite month-to-month market volatility during the first quarter 2007, the major U.S. equity indices increased significantly during the second quarter 2007. The Dow increased 8.5% for the second quarter and 7.6% on a year-to-date basis. The NASDAQ increased 7.5% for the second quarter and 7.8% on a year-to-date basis and the S&P increased 5.8% for the second quarter and 6.0% on a year-to-date basis.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 79% of separate accounts assets were invested in equity-based mutual funds at June 30, 2007. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company's financial condition will be impacted by fluctuations in investment performance of equity-based separate accounts assets.

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

During the first six months of 2007 average variable account balances increased $16.4 million (or 2%) to $972.9 million as compared to the same period in 2006. Excluding the impact of BlackRock administrative service fees which is discussed in more detail below, the increase in average variable account balances contributed to the $0.2 million (or 6%) and $0.3 million (or 4%) increase in asset-based policy charge revenue during the three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

                                                               THREE MONTHS     SIX MONTHS
                                                                   ENDED          ENDED
                                                                 JUNE 30,        JUNE 30,
                                                              -------------   -------------
                                                               2007    2006    2007    2006
                                                              -----   -----   -----   -----
Average medium term interest rate yield (1)                    4.90%   5.25%   4.90%   5.25%
Increase in medium term interest rates (in basis points)         25      42      13      89
Credit spreads (in basis points) (2)                             86      86      86      86
Expanding (contracting) of credit spreads (in basis points)       8       6       9     (20)
Increase (decrease) on market valuations: (in millions)
   Available-for-sale investment securities                   $(0.6)  $(0.5)  $(0.1)  $(1.7)
   Interest-sensitive policyholder liabilities                  0.1     0.4     0.2     0.5
                                                              -----   -----   -----   -----
Net increase (decrease) on market valuations                  $(0.5)  $(0.1)  $ 0.1   $(1.2)
                                                              =====   =====   =====   =====

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

VALUATION OF FIXED MATURITY AND EQUITY SECURITIES

The Company's investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. For non-publicly traded fixed maturity and equity securities, the Company utilizes pricing services and broker quotes to determine fair value. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At June 30, 2007 and December 31, 2006, approximately, $18.4 million (or 15%) and $19.7 million (or 15%), respectively, of the Company's fixed maturity and equity securities portfolio consisted of non-publicly traded securities.

Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive loss, net of taxes on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

OTHER-THAN-TEMPORARY IMPAIRMENT LOSSES ON INVESTMENTS

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company's ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. There were no OTT impairments on investments in fixed maturity securities for the three and six month periods ended June 30, 2007 and 2006.

DEFERRED POLICY ACQUISITION COSTS FOR VARIABLE ANNUITIES AND VARIABLE LIFE INSURANCE

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At June 30, 2007, variable annuities and variable life insurance accounted for $16.6 million (or 74%) and $5.9 million (or 26%), respectively, of the Company's DAC asset. At December 31, 2006, variable annuities and variable life insurance accounted for $16.1 million (or 71%) and $6.4 million (or 29%), respectively, of the Company's DAC asset.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less the provisions for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions.

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

Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as "unlocking". Changes in assumptions can have a significant impact on the amount of DAC reported and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three and six month periods ended June 30, 2007, the favorable impact to pre-tax earnings related to DAC unlocking was $0.1 million and $0.8 million, respectively. For the three and six month periods ended June 30, 2006, the favorable impact to pre-tax earnings related to DAC unlocking was $0.1 million. See Note 4 to the Financial Statements for a further discussion of DAC.

POLICYHOLDER LIABILITIES

The Company establishes liabilities for amounts payable on its life and annuity contracts based on methods and underlying assumptions in accordance with SFAS 60, Accounting and Reporting by Insurance Enterprises, SFAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, SFAS 133, Accounting for Derivative Instruments and Hedging Activities and Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts and applicable actuarial standards.

Policyholder Account Balances

The Company's liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders' withdrawals and other charges assessed against the account balance. Policyholder account balances at June 30, 2007 and December 31, 2006 were $146.8 million and $152.8 million, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, investment yields and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At June 30, 2007 and December 31, 2006, future policy benefits were $22.0 million and $22.3 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At June 30, 2007 and December 31, 2006, GMDB and GMIB liabilities included within future policy benefits were $3.6 million and $3.4 million, respectively. The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts the GMDB and/or GMIB liability balances with a related charge or credit to earnings ("unlocking"), if actual experience or evidence suggests that the assumptions should be revised. For the three and six month periods ended June 30, 2007 the favorable impact to pre-tax earnings related to GMDB liability unlocking was $0.1 million and $0.7 million, respectively. There was no unlocking during the three and six month periods ended June 30, 2006. See Note 5 to the Financial Statements for a further discussion of the GMDB liability.

Future policy benefits also include liabilities, which can be either positive or negative, for the GMWB rider contained in the variable products that the Company issues. The GMWB provision is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions. At June 30, 2007, the GMWB liability included within future policy benefits was ($0.5 million). There was no GMWB liability at December 31, 2006. See Note 2 to the Financial Statements for a further discussion of the GMWB liability.

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

Specific estimates include the realization of dividend-received deductions ("DRD") and foreign tax credits ("FTC"). A portion of the Company's investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year's provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. During the three month periods ended June 30, 2007 and 2006, the Company increased its provision for federal income taxes by $0.1 million due to DRD and FTC adjustments. During the six month periods ended June 30, 2007 and 2006, the Company decreased its provision for federal income taxes by $0.1 million due to DRD and FTC adjustments.

RECENT DEVELOPMENTS

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

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted, provided the entity has not yet issued financial statements for the fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively. The Company early adopted SFAS No. 157 as of the second quarter 2007. The adoption did not have a material impact on the Company's Financial Statements. See Note 2 to the Financial Statements for the additional disclosures.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's Financial Statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 in the second quarter of 2007. The adoption of FIN 48 did not have an impact on the Company's Financial Statements.

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

Total direct deposits increased $0.6 million (or 5%) to $13.0 and decreased $10.7 million (or 32%) to $22.4 million during the three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006. Total direct deposits by product were as follows:

                         ($ IN MILLIONS)           CHANGE
                        ----------------   ---------------------
                                            SECOND
                         SECOND     SIX     QUARTER   SIX MONTHS
                        QUARTER   MONTHS   2007 VS.    2007 VS.
                          2007     2007      2006        2006
                        -------   ------   --------   ----------
Variable Annuities:
   L-Share               $ 5.9     $10.1      84%         13%
   Bonus                   5.4       8.2      38         (33)
   B-Share                 1.5       3.6     (65)        (65)
   C-Share                 0.1       0.4     (88)        (71)
                         -----     -----     ---         ---
                          12.9      22.3       6         (32)
                         -----     -----     ---         ---
All Other Deposits         0.1       0.1     (50)        (75)
                         -----     -----     ---         ---
Total Direct Deposits    $13.0     $22.4       5%        (32)%
                         =====     =====     ===         ===

During the current three and six month periods, variable annuity deposits increased $0.6 million (or 6%) to $12.9 million and decreased $10.4 million (or 32%) to $22.3 million, respectively, as compared to the same periods in 2006. The decrease in variable annuity deposits for the six month period is primarily due to increased third party competition for similar variable annuity products containing guaranteed living benefit provisions and features. The Company is currently examining its product features and evaluating potential enhancements. The increase during the second quarter of 2007 is due to an increase in the average amount per deposit as compared to second quarter of 2006.

All other deposits include deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured.

SURRENDERS

Policy and contract surrenders decreased $7.2 million (or 11%) to $56.5 million during the six month period ended June 30, 2007, as compared to the same period in 2006. During the current six month period variable life and modified guaranteed annuity surrenders decreased $5.0 million (or 39%) and $1.3 million (or 24%), respectively, as compared to the same period in 2006. These decreases are primarily due to the decrease in variable life and modified guaranteed annuity contracts inforce. During the current three month period ended June 30, 2007 policy and contract surrenders were relatively unchanged as compared to same period in 2006.

FINANCIAL CONDITION

At June 30, 2007, the Company's assets were $1,245.0 million or $3.5 million lower than the $1,248.5 million in assets at December 31, 2006. Assets excluding separate accounts assets decreased $10.1 million (or 4%) primarily due to the $5.5 million dividend payment and a reduction in the number of fixed rate contracts inforce. Separate accounts assets, which represent 78% of total assets, increased $6.6 million (or 1%) to $976.6 million. Changes in separate accounts assets by quarter were as follows:

(dollars in millions)                   1Q07     2Q07     TOTAL
---------------------                  ------   ------   ------
Investment performance                 $ 15.9   $ 44.5   $ 60.4
Deposits                                  9.4     13.0     22.4
Policy fees and charges                  (4.6)    (4.7)    (9.3)
Surrenders, benefits and withdrawals    (32.2)   (34.7)   (66.9)
                                       ------   ------   ------
Net increase (decrease)                $(11.5)  $ 18.1   $  6.6
                                       ======   ======   ======

During the first six months of 2007, the Company experienced contract owner withdrawals that exceeded deposits on all products by $53.9 million. The components of contract owner transactions were as follows:

                                       SIX MONTHS
(dollars in millions)                     2007
---------------------                  ----------
Deposits collected                       $ 22.4
Internal tax-free exchanges                (1.2)
                                         ------
   Net contract owner deposits             21.2
                                         ------
Contract owner withdrawals                 30.8
Net transfers from separate accounts       44.3
                                         ------
   Net contract owner withdrawals          75.1
                                         ------
Net contract owner activity              $(53.9)
                                         ======

At June 30, 2007 and December 31, 2006, approximately $123.0 million (or 100%) and $132.4 million (or 100%), respectively, of fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Also, at June 30, 2007, approximately $3.8 million (or 3%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's. This compares to $4.9 million (or 4%) of BBB- rated fixed maturity securities at December 31, 2006.

At June 30, 2007 and December 31, 2006, the Company did not hold any fixed maturity securities that were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current below investment grade holdings are the result of ratings downgrades on existing securities as the Company does not purchase below investment grade securities. The Company closely monitors such investments.

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 2007, the Company's assets included $145.2 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations at June 30, 2007:

                                LESS THAN     THREE TO     MORE THAN
(dollars in millions)          THREE YEARS   FIVE YEARS   FIVE YEARS   TOTAL
---------------------          -----------   ----------   ----------   -----
Contractual Obligations:
   Long-term liabilities (1)       $0.8         $2.1         $16.0     $18.9

(1) Long-term liabilities include policyholder liabilities for which the Company believes the amount and timing of the payments are essentially fixed and determinable. These amounts primarily relate to contracts where the Company is currently making payments to policyholders and will continue to do so until the occurrence of a specific event.

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2007 and 2006, the Company recorded net earnings of $2.9 million and $1.2 million, respectively. For the six month periods ended June 30, 2007 and 2006, the Company reported net earnings of $5.4 million and $3.2 million, respectively.

Policy charge revenue increased $0.9 million (or 19%) and $1.5 million (or 16%) during the current three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006. The following table provides the changes in policy charge revenue by type for each respective period:

                                                  THREE MONTHS     SIX MONTHS
(dollars in millions)                            2007 VS. 2006   2007 VS. 2006
---------------------                            -------------   -------------
Asset-based policy charge revenue                   $0.6(1)         $1.0(1)
Guarantee benefits based policy charge revenue       0.1(2)          0.3(2)
Non-asset based policy charge revenue                0.2             0.2
                                                    ----            ----
                                                    $0.9            $1.5
                                                    ====            ====

(1) The increases in asset-based policy charge revenue are primarily due to the inclusion of administrative service fees from BlackRock, Inc. ("BlackRock"). Effective October 1, 2006 Merrill Lynch Investment Managers, L.P. ("MLIM") was merged into BlackRock. Prior to this date, the Company did not record administrative service fees from MLIM due to the Company's affiliated relationship to MLIM. In addition, asset-based policy charge revenue was favorably impacted by the increase in average variable account balances.

(2) The increases in guarantee benefits based policy charge revenue are due to the increase in inforce variable annuity contracts containing guaranteed benefit riders.

Net realized investment gains increased $1.1 million and $1.0 million during the current three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006 primarily due to one large credit-related gain earned during the second quarter of 2007.

Policy benefits decreased $0.4 million (or 53%) and increased $0.2 million (or 14%) during the current three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006. The following table provides the changes in policy benefits by type:

                                                THREE MONTHS     SIX MONTHS
(dollars in millions)                          2007 VS. 2006   2007 VS. 2006
---------------------                          -------------   -------------
Life insurance benefit expense                   $  --           $ 1.0(1)
Variable annuity guarantee expense                (0.3)(2)        (0.1)(2)
Variable annuity guarantee expense unlocking      (0.1)(3)        (0.7)(3)
                                                 -----           -----
                                                 $(0.4)          $ 0.2
                                                 =====           =====

(1) The increase in life insurance mortality expense is primarily due to an increase in the number of death claims and amounts per claim during the first half of 2007 as compared to the same period in 2006.

(2) The decreases in variable annuity guarantee benefit expense are primarily due to the favorable GMWB liability valuation adjustments of $0.5 million recorded during the second quarter 2007. Partially offsetting these decreases was an increase in guaranteed benefit expense for living benefit liabilities resulting from the increase in inforce contracts containing living benefit provisions.

(3) See the Critical Accounting Policies section above for further discussion of variable annuity guaranteed benefit liability unlocking.

Amortization of deferred policy acquisition costs decreased $1.0 million (or 50%) during the six month period ended June 30, 2007, as compared to the same period in 2006. Excluding the impact of DAC unlocking, which is noted in the Critical Accounting Policies section above, amortization decreased $0.3 million (or 14%) primarily due to higher mortality during the six month period ended June 30, 2007, as compared to the same period in 2006. Amortization of deferred policy acquisition costs was relatively unchanged during the current three month period ended June 30, 2007 as compared to the same period in 2006.

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

In addition, no change in the Company's internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Date: August 10, 2007

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