Form 10-Q
period 2007-09-30
ML LIFE INSURANCE CO OF NEW YORK
filed 2007-11-13
CIK 862923

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. Financial Information
Item 1. Financial Statements

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                           BALANCE SHEETS (UNAUDITED)

                                                                           SEPTEMBER 30,   DECEMBER 31,
(dollars in thousands)                                                         2007            2006
----------------------                                                     -------------   ------------
ASSETS
INVESTMENTS
   Fixed maturity available-for-sale securities, at estimated fair value
      (amortized cost: 2007 - $114,051; 2006 - $133,127)                     $  113,702     $  132,440
   Equity available-for-sale securities, at estimated fair value
      (cost: 2007 - $1,382; 2006 - $1,382)                                        1,341          1,386
   Policy loans on insurance contracts, at outstanding loan balances             70,108         72,779
                                                                             ----------     ----------
                                                                                185,151        206,605
                                                                             ----------     ----------
CASH AND CASH EQUIVALENTS                                                        46,990         35,952
ACCRUED INVESTMENT INCOME                                                         3,362          3,622
DEFERRED POLICY ACQUISITION COSTS                                                21,766         22,485
DEFERRED SALES INDUCEMENTS                                                        2,212          1,840
AFFILIATED RECEIVABLES - NET                                                      2,022             --
OTHER ASSETS                                                                      5,172          8,027
SEPARATE ACCOUNTS ASSETS                                                        966,229        970,012
                                                                             ----------     ----------
TOTAL ASSETS                                                                 $1,232,904     $1,248,543
                                                                             ==========     ==========

See Notes to Financial Statements.                                   (Continued)

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                           BALANCE SHEETS (UNAUDITED)

                                                                    SEPTEMBER 30,   DECEMBER 31,
(dollars in thousands, except common stock par value and shares)        2007            2006
----------------------------------------------------------------    -------------   ------------
LIABILITIES
POLICYHOLDER LIABILITIES AND ACCRUALS
   Policyholder account balances                                      $  144,851     $  152,840
   Future policy benefits                                                 22,497         22,326
   Claims and claims settlement expenses                                   3,627          8,501
                                                                      ----------     ----------
                                                                         170,975        183,667
                                                                      ----------     ----------
OTHER POLICYHOLDER FUNDS                                                     270            679
FEDERAL INCOME TAXES - CURRENT                                             1,173          1,064
FEDERAL INCOME TAXES - DEFERRED                                            2,734          2,089
AFFILIATED PAYABLES - NET                                                     --          1,417
OTHER LIABILITIES                                                          1,374          1,849
SEPARATE ACCOUNTS LIABILITIES                                            966,229        970,012
                                                                      ----------     ----------
TOTAL LIABILITIES                                                      1,142,755      1,160,777
                                                                      ----------     ----------
STOCKHOLDER'S EQUITY
   Common stock ($10 par value; 220,000 shares authorized, issued
      and outstanding)                                                     2,200          2,200
   Additional paid-in capital                                             52,310         52,310
   Accumulated other comprehensive loss, net of taxes                       (550)          (753)
   Retained earnings                                                      36,189         34,009
                                                                      ----------     ----------
TOTAL STOCKHOLDER'S EQUITY                                                90,149         87,766
                                                                      ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                            $1,232,904     $1,248,543
                                                                      ==========     ==========

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                       STATEMENTS OF EARNINGS (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                  ------------------
(dollars in thousands)                                                2007    2006
----------------------                                              ------   ------
NET REVENUES
   Policy charge revenue                                            $5,216   $4,725
   Net investment income                                             2,847    2,826
   Net realized investment gains                                        97        1
                                                                    ------   ------
TOTAL NET REVENUES                                                   8,160    7,552
                                                                    ------   ------
BENEFITS AND EXPENSES
   Interest credited to policyholder liabilities                     1,436    2,014
   Policy benefits (net of reinsurance recoveries: 2007 - $111;
      2006 - $60)                                                      369      584
   Reinsurance premium ceded                                           461      471
   Amortization of deferred policy acquisition costs                 1,479      898
   Insurance expenses and taxes                                      1,109    1,127
                                                                    ------   ------
TOTAL BENEFITS AND EXPENSES                                          4,854    5,094
                                                                    ------   ------
EARNINGS BEFORE FEDERAL INCOME TAXES                                 3,306    2,458
                                                                    ------   ------
FEDERAL INCOME TAX EXPENSE (BENEFIT)
   Current                                                           1,173      998
   Deferred                                                            (98)    (263)
                                                                    ------   ------
TOTAL FEDERAL INCOME TAX EXPENSE                                     1,075      735
                                                                    ------   ------
NET EARNINGS                                                        $2,231   $1,723
                                                                    ======   ======

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                       STATEMENTS OF EARNINGS (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       -----------------
(dollars in thousands)                                   2007      2006
----------------------                                 -------   -------
NET REVENUES
   Policy charge revenue                               $16,240   $14,269
   Net investment income                                 8,429     8,623
   Net realized investment gains                         1,141        18
                                                       -------   -------
TOTAL NET REVENUES                                      25,810    22,910
                                                       -------   -------
BENEFITS AND EXPENSES
   Interest credited to policyholder liabilities         5,168     5,942
   Policy benefits (net of reinsurance recoveries:
      2007 - $1,519; 2006 - $384)                        1,949     1,966
   Reinsurance premium ceded                             1,401     1,450
   Amortization of deferred policy acquisition costs     2,520     2,970
   Insurance expenses and taxes                          3,342     3,334
                                                       -------   -------
TOTAL BENEFITS AND EXPENSES                             14,380    15,662
                                                       -------   -------
EARNINGS BEFORE FEDERAL INCOME TAXES                    11,430     7,248
                                                       -------   -------
FEDERAL INCOME TAX EXPENSE (BENEFIT)
   Current                                               3,262     2,593
   Deferred                                                535      (269)
                                                       -------   -------
TOTAL FEDERAL INCOME TAX EXPENSE                         3,797     2,324
                                                       -------   -------
NET EARNINGS                                           $ 7,633   $ 4,924
                                                       =======   =======

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                       ------------------
(dollars in thousands)                                                   2007     2006
----------------------                                                  ------   ------
NET EARNINGS                                                            $2,231   $1,723
                                                                        ------   ------
OTHER COMPREHENSIVE INCOME
   Net unrealized gains on available-for-sale securities:
      Net unrealized holding gains arising during the period               536    1,860
      Reclassification adjustment for gains included in net earnings       (97)      (1)
                                                                        ------   ------
                                                                           439    1,859
                                                                        ------   ------
   Adjustments for policyholder liabilities                               (201)    (373)
   Adjustments for deferred federal income taxes                           (84)    (522)
                                                                        ------   ------
Total other comprehensive income, net of taxes                             154      964
                                                                        ------   ------
COMPREHENSIVE INCOME                                                    $2,385   $2,687
                                                                        ======   ======

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                       -----------------
(dollars in thousands)                                                   2007     2006
----------------------                                                  ------   ------
NET EARNINGS                                                            $7,633   $4,924
                                                                        ------   ------
OTHER COMPREHENSIVE INCOME
   Net unrealized gains on available-for-sale securities:
      Net unrealized holding gains arising during the period               296      173
      Reclassification adjustment for gains included in net earnings        (3)     (18)
                                                                        ------   ------
                                                                           293      155
                                                                        ------   ------
   Adjustments for policyholder liabilities                                 20      168
   Adjustments for deferred federal income taxes                          (110)    (113)
                                                                        ------   ------
Total other comprehensive income, net of taxes                             203      210
                                                                        ------   ------
COMPREHENSIVE INCOME                                                    $7,836   $5,134
                                                                        ======   ======

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                 STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

                                                                  ACCUMULATED
                                                     ADDITONAL       OTHER                      TOTAL
                                            COMMON    PAID-IN    COMPREHENSIVE   RETAINED   STOCKHOLDER'S
(dollars in thousands)                      STOCK     CAPITAL    INCOME (LOSS)   EARNINGS       EQUITY
----------------------                     -------   ---------   -------------   --------   -------------
BALANCE, JANUARY 1, 2006                   $ 2,200    $52,310       $(1,177)      $30,556      $83,889
Net earnings                                                                        7,564        7,564
Cash dividend paid to parent                                                       (4,111)      (4,111)
Other comprehensive income, net of taxes                                424                        424
                                           -------    -------       -------       -------      -------
BALANCE, DECEMBER 31, 2006                   2,200     52,310          (753)       34,009       87,766
Net earnings                                                                        7,633        7,633
Cash dividend paid to parent                                                       (5,453)      (5,453)
Other comprehensive income, net of taxes                                203                        203
                                           -------    -------       -------       -------      -------
BALANCE, SEPTEMBER 30, 2007                $ 2,200    $52,310       $  (550)      $36,189      $90,149
                                           =======    =======       =======       =======      =======

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                 -------------------
(dollars in thousands)                                             2007       2006
----------------------                                           --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                     $  7,633   $  4,924
Noncash items included in earnings:
   Amortization of deferred policy acquisition costs                2,520      2,970
   Capitalization of deferred policy acquisition costs             (1,801)    (2,198)
   Amortization of deferred sales inducements                         127         43
   Capitalization of deferred sales inducements                      (499)    (1,037)
   Amortization of investments                                        209        486
   Interest credited to policyholder liabilities                    5,168      5,942
   Change in guaranteed benefit liabilities                          (263)       454
   Deferred federal income tax expense (benefit)                      535       (269)
(Increase) decrease in operating assets:
   Accrued investment income                                          260        (66)
   Affiliated receivables - net                                    (2,022)        --
   Other assets                                                     2,855        (91)
Increase (decrease) in operating liabilities:
   Claims and claims settlement expenses                           (4,874)      (815)
   Other policyholder funds                                          (409)        65
   Federal income taxes - current                                     109        356
   Affiliated payables - net                                       (1,417)    (2,570)
   Other liabilities                                                 (475)       949
Other operating activities:
   Net realized investment gains                                   (1,141)       (18)
                                                                 --------   --------
Net cash and cash equivalents provided by operating activities      6,515      9,125
                                                                 --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
   Sales of available-for-sale securities                          11,815     13,610
   Maturities of available-for-sale securities                     28,016     25,534
   Purchases of available-for-sale securities                     (19,823)   (25,066)
   Policy loans on insurance contracts - net                        2,671      2,635
                                                                 --------   --------
Net cash and cash equivalents provided by investing activities   $ 22,679   $ 16,713
                                                                 --------   --------

See Notes to Financial Statements.                                   (Continued)

                      ML LIFE INSURANCE COMPANY OF NEW YORK
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                 -------------------
(dollars in thousands)                                             2007       2006
----------------------                                           --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
  Cash dividend paid to parent                                   $ (5,453)  $ (4,111)
   Policyholder deposits (excludes internal policy replacement
      deposits)                                                    26,671     39,707
   Policyholder withdrawals (including transfers from separate
      accounts)                                                   (39,374)   (55,156)
                                                                 --------   --------
Net cash and cash equivalents used in financing activities        (18,156)   (19,560)
                                                                 --------   --------
Net increase in cash and cash equivalents                          11,038      6,278
Cash and cash equivalents, beginning of period                     35,952     14,650
                                                                 --------   --------
Cash and cash equivalents, end of period                         $ 46,990   $ 20,928
                                                                 ========   ========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid to affiliates for:
   Federal income taxes                                          $  3,153   $  2,237
   Interest                                                            55        154

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

On August 13, 2007, Merrill Lynch & Co. announced that it will form a strategic business relationship with AEGON USA ("AEGON") in the areas of insurance and investment products. As part of this relationship, MLIG has agreed to sell the Company and its affiliate, Merrill Lynch Life Insurance Company to AEGON for $1.3 billion. The transaction is expected to close by the end of the fourth quarter of 2007, subject to regulatory approvals.

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

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis at September 30, 2007:

                                                           LEVEL 1     LEVEL 2   LEVEL 3      TOTAL
                                                         ----------   --------   -------   ----------
ASSETS:
   Fixed maturity securities (1)                         $  100,971   $ 12,731    $  --    $  113,702
   Equity securities (1)                                      1,241        100       --         1,341
   Policy loans on insurance contracts (2)                       --     70,108       --        70,108
   Cash and cash equivalents (3)                             46,990         --       --        46,990
   Separate accounts assets (4)                             966,229         --       --       966,229
                                                         ----------   --------    -----    ----------
Total                                                    $1,115,431   $ 82,939    $  --    $1,198,370
                                                         ==========   ========    =====    ==========

LIABILITIES:
   Policyholder account balances (5)                     $  144,851   $     --    $  --    $  144,851
   Guaranteed minimum withdrawal benefit liability (6)           --         --     (481)         (481)
   Separate accounts liabilities (4)                        966,229         --       --       966,229
                                                         ----------   --------    -----    ----------
                                                         $1,111,080   $     --    $(481)   $1,110,599
                                                         ==========   ========    =====    ==========

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

The following table provides a summary of the changes in fair value of the Company's Level 3 liabilities:

                                     GMWB
                                    -----
Balance at December 31, 2006        $  --
Changes in valuation (a)             (481)
                                    -----
Balance at September 30, 2007 (b)   $(481)
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

The components of net unrealized gains (losses) included in accumulated other comprehensive loss, net of taxes were as follows:

                                                        SEPTEMBER   DECEMBER
                                                           2007       2006
                                                        ---------   --------
Assets:
   Fixed maturity securities                              $(349)     $(687)
   Equity securities                                        (41)         4
                                                          -----      -----
                                                           (390)      (683)
                                                          -----      -----
Liabilities:
   Policyholder account balances                            456        476
   Federal income taxes - deferred                         (296)      (406)
                                                          -----      -----
                                                            160         70
                                                          -----      -----
Stockholder's equity:
   Accumulated other comprehensive loss, net of taxes     $(550)     $(753)
                                                          =====      =====

NOTE 4. DEFERRED POLICY ACQUISITION COSTS ("DAC")

The components of amortization of DAC for the three and nine month periods ended September 30 were as follows:

                                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                           ------------------   -----------------
                                                             2007     2006        2007     2006
                                                            ------   ------      ------   ------
Normal amortization related to variable life
   and annuity insurance products                           $1,073   $1,122      $2,882   $3,237
Unlocking related to variable annuity insurance products       406       --        (362)      --
Unlocking related to variable life insurance products           --     (224)         --     (267)
                                                            ------   ------      ------   ------
Total amortization of DAC                                   $1,479   $  898      $2,520   $2,970
                                                            ======   ======      ======   ======

Unlocking during the three and nine month periods ended September 30, 2007 was impacted by quarter and year to date fluctuations in actual separate account returns as compared to assumptions. However, the impact of unlocking was mitigated to a certain extent by the application of the mean reversion technique.

NOTE 5. VARIABLE ANNUITY GUARANTEED BENEFITS

The components of the changes in the variable annuity guaranteed minimum death benefit ("GMDB") liability, which is recorded as a component of policy benefits, for the three and nine month periods ended September 30, 2007 and 2006 were as follows:

                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                  SEPTEMBER 30,       SEPTEMBER 30,
                               ------------------   -----------------
                                  2007    2006         2007    2006
                                  ----   -----        -----   -----
Guaranteed benefits incurred      $280   $ 316        $ 854   $ 963
Guaranteed benefits paid           (23)   (157)        (236)   (655)
Unlocking                          (41)     --         (767)     --
                                  ----   -----        -----   -----
Total                             $216   $ 159        $(149)  $ 308
                                  ====   =====        =====   =====

Unlocking during the nine month period ended September 30, 2007 was impacted by year to date fluctuations in actual separate account returns as compared to assumptions. However, the impact of unlocking was mitigated to a certain extent by the application of the mean reversion technique.

The variable annuity GMDB liability at September 30, 2007 and December 31, 2006 was $2,687 and $2,836, respectively.

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

Statutory capital and surplus at September 30, 2007 and December 31, 2006 were $60,297 and $56,734, respectively. For the nine month periods ended September 30, 2007 and 2006, statutory net income was $8,929 and $5,940, respectively.

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

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings.

                    THREE MONTHS ENDED   NINE MONTHS ENDED
                       SEPTEMBER 30,       SEPTEMBER 30,
                    ------------------   -----------------
                       2007     2006       2007      2006
                      ------   ------    -------   -------
Net Revenues (1):
   Annuities          $4,015   $3,186    $12,666   $ 9,946
   Life Insurance      2,165    2,029      6,272     6,071
   Other                 544      323      1,704       951
                      ------   ------    -------   -------
Net Revenues          $6,724   $5,538    $20,642   $16,968
                      ======   ======    =======   =======
Net Earnings:
   Annuities          $1,234   $  834    $ 5,441   $ 2,830
   Life Insurance        643      680      1,084     1,476
   Other                 354      209      1,108       618
                      ------   ------    -------   -------
Net Earnings          $2,231   $1,723    $ 7,633   $ 4,924
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

GENERAL DEVELOPMENTS

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

On August 13, 2007, Merrill Lynch & Co. announced that it will form a strategic business relationship with AEGON USA ("AEGON") in the areas of insurance and investment products. As part of this relationship, MLIG has agreed to sell the Company and its affiliate, Merrill Lynch Life Insurance Company to AEGON for $1.3 billion. The transaction is expected to close by the end of the fourth quarter of 2007, subject to regulatory approvals.

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

EQUITY MARKET PERFORMANCE

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), the NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). Despite month-to-month market volatility during the third quarter 2007, the major U.S. equity indices have steadily increased through the third quarter 2007. The Dow increased 3.6% for the third quarter and 11.5% on a year-to-date basis. The NASDAQ increased 3.8% for the third quarter and 11.8% on a year-to-date basis and the S&P increased 1.6% for the third quarter and 7.7% on a year-to-date basis.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 79% of separate accounts assets were invested in equity-based mutual funds at September 30, 2007. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company's financial condition will be impacted by fluctuations in investment performance of equity-based separate accounts assets.

During the first nine months of 2007 average variable account balances increased $19.6 million (or 2%) to $966.1 million as compared to the same period in 2006. Excluding the impact of BlackRock administrative service fees which is discussed in more detail in the Results of Operations section below, the increase in average variable account balances contributed $0.1 million (or 5%) and $0.4 million (or 4%) to the increase in asset-based policy charge revenue during the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006.

Fluctuations in the U.S. equity market also directly impact the Company's exposure to guaranteed benefit provisions contained in the variable contracts it manufactures. Minimal or negative investment performance generally results in greater exposure to guaranteed provisions, to the extent there is an increase in the number of variable contracts (and amount per contract) in which the guaranteed benefit exceeds the variable account balance. Prolonged periods of minimal or negative investment performance will result in greater guaranteed benefit costs as compared to assumptions. If the Company determines that it needs to increase its estimated long term cost of guaranteed benefits, it will result in establishing greater guaranteed benefit liabilities as compared to current practice.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

                                                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                                      ------------------   -----------------
                                                                         2007    2006         2007    2006
                                                                        -----   -----        -----   -----
Average medium term interest rate yield (1)                              4.10%   4.67%        4.10%   4.67%
Increase (decrease) in medium term interest rates (in basis points)       (80)    (58)         (67)     31
Credit spreads (in basis points) (2)                                      150      87          150      87
Expanding (contracting) of credit spreads (in basis points)                64       1           73     (19)
Increase (decrease) on market valuations: (in millions)
   Available-for-sale investment securities                             $ 0.4   $ 1.9        $ 0.3   $ 0.2
   Interest-sensitive policyholder liabilities                           (0.2)   (0.4)          --     0.2
                                                                        -----   -----        -----   -----
Net increase on market valuations                                       $ 0.2   $ 1.5        $ 0.3   $ 0.4
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

VALUATION OF FIXED MATURITY AND EQUITY SECURITIES

The Company's investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. For non-publicly traded fixed maturity and equity securities, the Company utilizes pricing services and broker quotes to determine fair value. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At September 30, 2007 and December 31, 2006, approximately, $12.8 million (or 11%) and $19.7 million (or 15%), respectively, of the Company's fixed maturity and equity securities portfolio consisted of non-publicly traded securities.

Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive loss, net of taxes on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

OTHER-THAN-TEMPORARY IMPAIRMENT LOSSES ON INVESTMENTS

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company's ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. There were no OTT impairments on investments in fixed maturity securities for the three and nine month periods ended September 30, 2007 and 2006.

DEFERRED POLICY ACQUISITION COSTS FOR VARIABLE ANNUITIES AND VARIABLE LIFE INSURANCE

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At September 30, 2007, variable annuities and variable life insurance accounted for $16.0 million (or 74%) and $5.8 million (or 26%), respectively, of the Company's DAC asset. At December 31, 2006, variable annuities and variable life insurance accounted for $16.1 million (or 71%) and $6.4 million (or 29%), respectively, of the Company's DAC asset.

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

Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as "unlocking". Changes in assumptions can have a significant impact on the amount of DAC reported and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three month period ended September 30, 2007, the unfavorable impact to pre-tax earnings related to DAC unlocking was $0.4 million. For the nine month period ended September 30, 2007, the favorable impact to pre-tax earnings related to DAC unlocking was $0.4 million. For the three and nine month periods ended September 30, 2006, the favorable impact to pre-tax earnings related to DAC unlocking was $0.2 million and $0.3 million, respectively. See Note 4 to the Financial Statements for a further discussion of DAC.

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

Policyholder Account Balances

The Company's liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders' withdrawals and other charges assessed against the account balance. Policyholder account balances at September 30, 2007 and December 31, 2006 were $144.9 million and $152.8 million, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, investment yields and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At September 30, 2007 and December 31, 2006, future policy benefits were $22.5 million and $22.3 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At September 30, 2007 and December 31, 2006, GMDB and GMIB liabilities included within future policy benefits were $3.6 million and $3.4 million, respectively. The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and/or GMIB liabilities with a related charge or credit to earnings ("unlocking"), if actual experience or evidence suggests that the assumptions should be revised. For the three month period ended September 30, 2007 there was relatively no impact to pre-tax earnings related to GMDB unlocking. For the nine month period ended September 30, 2007, the favorable impact to pre-tax earnings related to GMDB unlocking was $0.8 million. There was no GMDB unlocking during the three and nine month periods ended September 30, 2006. See Note 5 to the Financial Statements for a further discussion of variable annuity GMDB liabilities.

Future policy benefits also include liabilities, which can be either positive or negative, for GMWB riders contained in the variable products that the Company issues. The GMWB provision is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions. At September 30, 2007, GMWB liabilities included within future policy benefits were a negative $0.5 million. There were no GMWB liabilities at December 31, 2006. See Note 2 to the Financial Statements for a further discussion of GMWB liabilities.

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

Specific estimates include the realization of dividend-received deductions ("DRD") and foreign tax credits ("FTC"). A portion of the Company's investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year's provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. During the three month periods ended September 30, 2007 and 2006, the Company decreased its provision for federal income taxes by $0.1 million due to DRD and FTC adjustments. During the nine month periods ended September 30, 2007 and 2006, the Company decreased its provision for federal income taxes by $0.2 million due to DRD and FTC adjustments.

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

Total direct deposits decreased $6.7 million (or 49%) to $7.0 million and $17.4 million (or 37%) to $29.4 million during the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006. Total direct deposits by product were as follows:

                           (DOLLARS IN MILLIONS)                 % CHANGE
                        ---------------------------   -----------------------------
                        THIRD QUARTER   NINE MONTHS   THIRD QUARTER    NINE MONTHS
                             2007           2007      2007 VS. 2006   2007 VS. 2006
                        -------------   -----------   -------------   -------------
Variable Annuities:
   L-Share                   $5.2          $15.3           24%             17%
   Bonus                      0.8            9.0          (88)            (52)
   B-Share                    0.4            4.0           81             (67)
   C-Share                    0.6            1.0           14             (52)
                             ----          -----          ---             ---
                              7.0           29.3           49             (37)
                             ----          -----          ---             ---
All Other Deposits             --            0.1           --             (75)
                             ----          -----          ---             ---
Total Direct Deposits        $7.0          $29.4          (49)%           (37)%
                             ====          =====          ===             ===

During the current three and nine month periods, variable annuity deposits decreased $6.7 million (or 49%) to $7.0 million and $17.1 million (or 37%) to $29.3 million, respectively, as compared to the same periods in 2006. The decreases in variable annuity deposits for the three and nine month periods are primarily due to increased third party competition for similar variable annuity products containing guaranteed living benefit provisions and features. The Company is currently examining its product features and evaluating potential enhancements.

All other deposits include deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured.

SURRENDERS

Policy and contract surrenders increased $1.6 million (or 5%) to $30.5 million and decreased $5.6 million (or 6%) to $86.9 million during the current three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006. During the current three month period variable life and modified guaranteed annuity surrenders decreased $2.9 million (or 56%) and $1.0 million (or 31%), respectively, as compared to the same period in 2006. During the current nine month period variable life and modified guaranteed annuity surrenders decreased $8.0 million (or 44%) and $2.2 million (or 27%), respectively, as compared to the same period in 2006. These decreases are primarily due to the decrease in variable life and modified guaranteed annuity contracts inforce. During the current three and nine month periods variable annuity surrenders increased $5.5 million (or 27%) and $4.4 million (or 7%), respectively, as compared to the same period in 2006 primarily due to the anticipated increase in lapse rates on variable annuity contracts reaching the end of their surrender charge period.

FINANCIAL CONDITION

At September 30, 2007, the Company's assets were $1,232.9 million or $15.6 million lower than the $1,248.5 million in assets at December 31, 2006. Assets excluding separate accounts assets decreased $11.9 million (or 4%) primarily due to the $5.5 million dividend payment and a reduction in the number of fixed rate contracts inforce. Separate accounts assets, which represent 78% of total assets, decreased $3.7 million to $966.2 million. Changes in separate accounts assets by quarter were as follows:

(dollars in millions)                   1Q07     2Q07     3Q07     TOTAL
---------------------                  ------   ------   ------   -------
Investment performance                 $ 15.9   $ 44.5   $ 21.5   $  81.9
Deposits                                  9.4     13.0      7.0      29.4
Policy fees and charges                  (4.6)    (4.7)    (4.5)    (13.8)
Surrenders, benefits and withdrawals    (32.2)   (34.7)   (34.3)   (101.2)
                                       ------   ------   ------   -------
Net increase (decrease)                $(11.5)  $ 18.1   $(10.3)  $  (3.7)
                                       ======   ======   ======   =======

During the first nine months of 2007, the Company experienced contract owner withdrawals that exceeded deposits on all products by $83.6 million. The components of contract owner transactions were as follows:

                                       NINE MONTHS
(dollars in millions)                      2007
---------------------                  ----------
Deposits collected                       $ 29.4
Internal tax-free exchanges                (2.7)
                                         ------
   Net contract owner deposits             26.7
                                         ------
Contract owner withdrawals                 39.4
Net transfers from separate accounts       70.9
                                         ------
   Net contract owner withdrawals         110.3
                                         ------
Net contract owner activity              $(83.6)
                                         ======

The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents. The Company has no mortgage or real estate investments. In addition, the Company has no subprime mortgage exposure within its investment portfolio.

At September 30, 2007 and December 31, 2006, approximately $113.7 million (or 100%) and $132.4 million (or 100%), respectively, of fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Also, at September 30, 2007, approximately $3.4 million (or 3%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's. This compares to $4.9 million (or 4%) of BBB- rated fixed maturity securities at December 31, 2006.

At September 30, 2007 and December 31, 2006, the Company did not hold any fixed maturity securities that were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Below investment grade holdings are typically the result of ratings downgrades on existing securities as the Company does not purchase below investment grade securities. The Company closely monitors such investments.

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 2007, the Company's assets included $149.2 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

In order to continue to issue annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. The Company has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks assumed, but will allow the Company to reduce its absolute level of surplus. During the first quarter 2007, the Company paid an ordinary dividend of $5.5 million to MLIG. During the first quarter 2006, the Company paid an ordinary cash dividend of $4.1 million to MLIG.

The Company and Merrill Lynch & Co. are parties to a "keepwell" agreement. This agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory requirements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations at September 30, 2007:

                                LESS THAN     THREE TO     MORE THAN
(dollars in millions)          THREE YEARS   FIVE YEARS   FIVE YEARS   TOTAL
---------------------          -----------   ----------   ----------   -----
Contractual Obligations:
   Long-term liabilities (1)       $0.7         $2.1         $16.6     $19.4

(1) Long-term liabilities include policyholder liabilities for which the Company believes the amount and timing of the payments are essentially fixed and determinable. These amounts primarily relate to contracts where the Company is currently making payments to policyholders and will continue to do so until the occurrence of a specific event.

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2007 and 2006, the Company recorded net earnings of $2.2 million and $1.7 million, respectively. For the nine month periods ended September 30, 2007 and 2006, the Company reported net earnings of $7.6 million and $4.9 million, respectively.

Policy charge revenue increased $0.5 million (or 10%) and $2.0 million (or 14%) during the current three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006. The following table provides the changes in policy charge revenue by type for each respective period:

                                                   THREE MONTHS    NINE MONTHS
(dollars in millions)                             2007 VS. 2006   2007 VS. 2006
---------------------                             -------------   -------------
Asset-based policy charge revenue                     $0.5(1)        $1.5(1)
Guaranteed benefits based policy charge revenue        0.1(2)         0.4(2)
Non-asset based policy charge revenue                 (0.1)           0.1
                                                      ----           ----
                                                      $0.5           $2.0
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

(2) The increases in guaranteed benefits based policy charge revenue are due to the increase in inforce variable annuity contracts containing guaranteed benefit riders.

Net earnings derived from interest spread increased $0.6 million (or 74%) and $0.6 million (or 22%) during the current three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006. The following table provides the changes in net earnings by type:

                                                        THREE MONTHS    NINE MONTHS
(dollars in millions)                                  2007 VS. 2006   2007 VS. 2006
---------------------                                  -------------   -------------
Net investment income                                      $ --           $(0.2)(1)
Interest credited to policyholders' account balances        0.6(2)          0.8(2)
                                                           ----           -----
                                                           $0.6           $ 0.6
                                                           ====           =====

(1) Primarily due to the reduction in fixed rate contracts inforce during the first nine months of 2007 as compared to the same period in 2006. However, net investment income was favorably impacted by an increase in short-term yields.

(2) Primarily due to the reduction in fixed rate contracts inforce during the current three and nine month periods as compared to the same periods in 2006.

Net realized investment gains increased $1.1 million during the current nine month period ended September 30, 2007, as compared to the same period in 2006 primarily due to one large credit-related gain recorded during the second quarter of 2007. Net realized investment gains were relatively unchanged during the current three month period as compared to the same period in 2006.

Policy benefits decreased $0.2 million (or 37%) during the current three month period ended September 30, 2007 and remained relatively unchanged for the current nine month period ended September 30, 2007, as compared to the same periods in 2006. The following table provides the changes in policy benefits by type:

                                                         THREE MONTHS    NINE MONTHS
(dollars in millions)                                   2007 VS. 2006   2007 VS. 2006
---------------------                                   -------------   -------------
Life insurance mortality expense                          $ 0.1            $ 1.1(1)
Variable annuity guaranteed benefit expense                (0.3)(2)         (0.3)(3)
Variable annuity guaranteed benefit expense unlocking        --(4)          (0.8)(4)
                                                          -----            -----
                                                          $(0.2)           $  --
                                                          =====            =====

(1) The increase in life insurance mortality expense is primarily due to an increase in the number of death claims and amounts per claim during the first nine months of 2007 as compared to the same period in 2006.

(2) The decrease in variable annuity guaranteed benefit expense during the current three month period is primarily due to favorable variable annuity liability adjustments resulting from higher projected reinsurance recoverables.

(3) The decrease in variable annuity guaranteed benefit expense during the current nine month period is primarily due to the favorable GMWB liability valuation adjustments.

(4) See the Critical Accounting Policies section above for further discussion of variable annuity guaranteed benefit liability unlocking.

Amortization of deferred policy acquisition costs increased $0.6 million (or 65%) during the three month period ended September 30, 2007, as compared to the same period in 2006. Excluding the impact of DAC unlocking, which is noted in the Critical Accounting Policies section above, amortization remained relatively unchanged during the three month period ended September 30, 2007, as compared to the same period in 2006. Amortization of deferred policy acquisition costs decreased $0.5 million (or 15%) during the nine month period ended September 30, 2007, as compared to the same period in 2006. Excluding the impact of DAC unlocking, which is noted in the Critical Accounting Policies section above, amortization decreased $0.4 million (or 11%) primarily due to higher mortality during the nine month period ended September 30, 2007, as compared to the same period in 2006.

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

In addition, no change in the Company's internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Date: November 9, 2007

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