Form 10-K
period 2007-12-31
ML LIFE INSURANCE CO OF NEW YORK
filed 2008-03-27
CIK 862923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Nos. 33-34562; 33-60288; 333-48983; 333-133224

ML LIFE INSURANCE COMPANY OF NEW YORK
(Exact name of Registrant as specified in its charter)

New York	16-1020455

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Manhattanville Road Purchase, New York 10577

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [  ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] large accelerated filer      [ ] accelerated filer      [X] non-accelerated filer      [ ] smaller reporting company

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

Item 1.  Business
On December 28, 2007 (the “Acquisition Date”), ML Life Insurance Company of New York (“the Registrant” or “MLLICNY”) and its affiliate, Merrill Lynch Life Insurance Company (“MLLIC”) were acquired by AEGON USA, Inc. (“AUSA”) for $0.13 billion and $1.12 billion, respectively for a total price for both entities of $1.25 billion. AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over 10 countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, general insurance and limited banking operations in a number of these countries. Prior to the Acquisition Date, MLLICNY was a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. (“MLIG”), which is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“ML&Co.”).
The Registrant is a life insurance company engaged in the sale of annuity products. The Registrant was incorporated in 1973 under the laws of the State of New York. The Registrant is currently subject to primary regulation by the New York State Insurance Department.
Information pertaining to contract owner deposits, contract owner account balances, and capital contributions can be found in the Registrant’s financial statements which are contained herein.
The Registrant is currently licensed to conduct business in nine states. It currently markets its annuity products only in the state of New York. During 2007, annuity sales were made principally in New York (95%, as measured by total contract owner deposits).
The Registrant’s annuity products are sold by licensed agents of Merrill Lynch Life Agency, Inc. (“MLLA”), a wholly owned subsidiary of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), pursuant to a general agency agreement by and between the Registrant and MLLA. At December 31, 2007 approximately 1,395 agents of MLLA were authorized to act for the Registrant.
The Registrant makes available, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. This information is available through Our Insurance Companies section of the AUSA website at www.aegonins.com. These reports are available through the website as soon as reasonably practicable after the Registrant electronically files such material with, or furnishes it to, the Securities and Exchange Commission.
Item 1A. Risk Factors
Risk Factors that Could Affect ML Life Insurance Company of New York
In the course of conducting its business operations, ML Life Insurance Company of New York (herein referred to as “MLLICNY”, “we”, “our”, or “us”) could be exposed to a variety of risks that are inherent to the insurance industry. A summary of some of the significant risks that could affect MLLICNY’s financial condition and results of operations is included below. Some of these risks are managed in accordance with established risk management policies and procedures.
Competitive Environment
Industry trends could adversely affect our financial results
MLLICNY is influenced by a variety of trends that affect the insurance industry. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features and benefits. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition, and sufficient scale, financial strength, and superior customer service are becoming prerequisites for sustainable growth in the life insurance industry.
Competitive factors may adversely affect our market share and financial results
MLLICNY is subject to intense competition. We compete based on a number of factors including name recognition, service, product features, price, perceived financial strength, and claims-paying and credit ratings. MLLICNY competes with a large number of other insurers for insurance products, as well as non-insurance financial services companies for investment products.
Competitors of MLLICNY have applied for, and in some cases obtained, business method patents on such things as investment techniques, contract administration, and strategies to avoid or reduce taxes among others. Competition with such companies may materially increase MLLICNY’s costs, reduce its revenues, or adversely affect MLLICNY’s ability to manufacture or distribute its products.
Regulatory and Legislative Risks
The insurance industry is heavily regulated and changes in regulation may adversely affect our financial results
The life insurance industry is regulated at the state level, with some products also subject to federal regulation. Various federal and state securities regulators and self-regulatory organizations (including the Securities and Exchange Commission, New York Stock Exchange, and FINRA), as well as industry participants continued to review and, in many cases, adopt changes to their established rules and policies in areas such as corporate governance, variable annuity distribution practices, disclosure practices and auditor independence.
MLLICNY is subject to a wide variety of insurance and other laws and regulations. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the reserving/capital requirements and marketing/sales practices for certain products, particularly variable annuities and the optional guaranteed benefits offered with these products.
Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase MLLICNY’s direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on financial results.
Changes in tax legislation could make certain insurance products less attractive to consumers
Changes in tax laws could make variable annuities less attractive to consumers. For example, enacted reductions in the federal income tax that individual investors are required to pay on dividends and capital gains on stocks and mutual funds provide an incentive for some customers and potential customers to shift assets into mutual funds, and away from variable annuity products. These enacted tax rate reductions may impact the relative attractiveness of annuities as compared to stocks and mutual funds.
MLLICNY cannot predict whether any other legislation will be enacted, what the specific terms of any such legislation will be or how, if at all, this legislation or any other legislation could have a material adverse effect on financial condition and results of operations.
Market Risk
Changes in equity markets and other factors may significantly affect our financial results
The fee revenue that is earned on equity-based separate accounts assets is based upon account values. As strong equity markets result in higher account value, strong equity markets positively affect our results of operations through increased policy charge revenue. Conversely, a weakening of the equity markets results in lower fee income and may have a material adverse effect on our results of operations and capital resources.
The increased fee revenue resulting from strong equity markets increases the expected gross profits (“EGPs”) from variable insurance products as do lower than expected lapses, mortality rates, and expenses. As a result, the higher EGPs may result in lower new amortized costs related to deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), and value of business acquired (“VOBA”). However, a decrease in the equity markets as well as increases in lapses, mortality rates, and expenses depending upon their significance, may result in higher net amortized costs associated with DAC, DSI, and VOBA and may have a material adverse effect on our results of operations and capital resources. For more information on DAC, DSI, and VOBA amortization, see “Item 7 – Management’s Narrative Analysis of Results of Operations – Critical Accounting Policies” below.
Changes in equity markets and interest rates affects the profitability of our products with guaranteed benefits, therefore, such changes may have a material adverse affect on our financial results
The amount of liabilities related to the guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) for variable annuities is tied to the difference between the value of the underlying accounts and the guaranteed death or income benefit, calculated using a benefit ratio approach. The GMDB and GMIB liabilities take into account the present value of total expected GMDB and GMIB payments and the present value of total expected assessments over the life of the contract and claims and assessments to date. Both the level of expected GMDB and GMIB payments and expected total assessments used in calculating the benefit ratio are affected by the equity markets. Accordingly, a decrease in the equity markets will increase the net amount at risk under the GMDB and the GMIB benefits we offer as part of our variable annuity products, which has the effect of increasing the amount of GMDB and GMIB liabilities we must record.
The amount of liabilities related to the guaranteed minimum withdrawal benefits (“GMWB”) for variable annuities are based on the fair value of the underlying benefit. The liabilities related to GMWB benefits valued at fair value are impacted by changes in equity markets and interest rates. Accordingly, strong equity markets and increases in interest rates will generally decrease the amount of GMWB liabilities. Conversely, a decrease in the equity markets, along with a decrease in interest rates, will result in an increase in the GMWB liabilities we must record.
The amount of assets related to the reinsurance of guaranteed minimum income benefits (“GMIB reinsurance”) for variable annuities is based on the fair value of the underlying benefit. The assets related to the GMIB reinsurance benefits valued at fair value are impacted by changes in equity markets and interest rates. Accordingly, strong equity markets and increases in interest rates will generally decrease the amount of the GMIB reinsurance asset. Conversely, a decrease in the equity markets, along with a decrease in interest rates, will generally result in an increase in the GMIB reinsurance assets we must record.
Changes in the guaranteed benefits would result in a charge to earnings in the quarter in which the liabilities or assets are increased or decreased.
Credit Risk
Impairments in the value of the investment portfolio may adversely affect our financial results
MLLICNY is subject to the risk that the issuers of the securities owned may default on principal and interest payments owed. The occurrence of a major economic downturn, acts of corporate malfeasance or other events that adversely affect the issuers of these securities could cause the value of the portfolio to decline and/or the default rate to increase. A ratings downgrade affecting particular issuers or securities could also have a similar effect. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our financial results.

Interest Rate Risk
Changes in market interest rates may adversely affect our financial results
The profitability of our fixed life and annuity products depends in part on interest rate spreads; therefore, interest rate fluctuations could negatively affect our financial results. Some of our fixed products have interest rate guarantees that expose us to the risk that changes in interest rates will reduce our “spread” or the difference between the amounts that we are required to pay under the contracts and the amounts we are able to earn on our general account investments intended to support our obligations under the contracts. Declines in our spread or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products could have a material adverse effect on our financial results.
In periods of increasing interest rates, we may not be able to replace the assets in our general account with higher yielding assets needed to fund the higher crediting rates necessary to keep our products competitive. We therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments then available. Moreover, borrowers may prepay fixed-income securities in our general account in order to borrow at lower market rates, which exacerbates this risk. As we are entitled to reset the interest rates on our fixed rate annuities only at limited, pre-established intervals, and since many of our policies have guaranteed minimum interest or crediting rates, our spreads could decrease and potentially become negative.
Increases in interest rates may cause increased surrenders and withdrawals of insurance products. In periods of increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek products with perceived higher returns. This process may lead to cash outflows of our existing block of business. These outflows may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. A sudden demand among policyholders to change product types or withdraw funds could lead us to sell assets at a loss to meet funding demands.
Liquidity Risk
Business and financial results may be adversely impacted by an inability to sell assets to meet maturing obligations
MLLICNY could be exposed to liquidity risk, which is the potential inability to sell assets that can be quickly converted into cash obligations. MLLICNY’s liquidity may be impaired due to circumstances that it may be unable to control, such as general market disruptions or an operational problem. MLLICNY’s ability to sell assets may also be impaired if other market participants are seeking to sell similar assets at the same time. The inability of MLLICNY to sell assets to meet maturing obligations, a negative change in its credit ratings, or regulatory capital restrictions, may have a negative effect on financial results.
Underwriting Risk
Differences between actual claims experience and underwriting and reserving assumptions may require liabilities to be increased, which may have a material adverse effect on our financial results
Our earnings depend upon the extent to which actual claims experience is consistent with the assumptions used in setting the prices for products and establishing the technical provision and liabilities for claims. To the extent that actual claims experience is less favorable than the underlying assumptions used in establishing such liabilities, earnings would be reduced. Furthermore, if these higher claims were part of a trend, we may be required to increase our liabilities, which may also reduce income. In addition, certain acquisition costs related to the sale of new policies and the purchase of policies already in force have been recorded as assets on the balance sheet and are being amortized into earnings over time. If the assumptions relating to the future profitability of these policies (such as future claims, investment income, and expenses) are not realized, the amortization of these costs may be accelerated and may require write-offs due to unrecoverability. This may have a material adverse effect on our financial results.

Concentration Risk
The use of a single distribution channel may adversely affect our financial results
Our insurance products are sold solely through the ML&Co. distribution channel.  If an unfavorable development occurs with respect to this distribution source, it may adversely impact our financial results.
Other Risks
Inadequate or failed processes or systems, human factors or external events may adversely affect our profitability, reputation or operational effectiveness
Operational risk is inherent in our business and can manifest itself in many ways including business interruption, poor vendor performance, information systems malfunctions or failures, regulatory breaches, human errors, employee misconduct, and/or internal and external fraud. These events can potentially result in financial loss, harm to our reputation, and hinder our operational effectiveness.
We may have difficulty transitioning into AUSA’s business model and may incur unexpected costs in connection with the integration
We may experience material unanticipated difficulties or expenses in connection with the transition of our business subsequent to AUSA’s acquisition from MLIG. Integrating the business is a complex, time-consuming and expensive process. Before the acquisition by AUSA, we had our own systems, culture, customers and products. We may seek to transition certain operations and functions to common information and communication systems, operating procedures and financial controls. We may be unsuccessful or delayed in implementing the integration of these systems and processes, which may cause increased operating costs, worse than anticipated financial performance or the loss of clients and agents.
Litigation and regulatory investigations may adversely affect our business, results of operations, and financial condition
In recent years, the insurance industry has increasingly been the subject of litigation, investigation, and regulatory activity by various governmental and enforcement authorities concerning common industry practices such as the disclosure of contingent commissions. We cannot predict at this time the effect this current trend towards litigation and investigation will have on the insurance industry or to our business. Lawsuits, including class actions and regulatory actions, may be difficult to assess or quantify, may seek recovery of very large and/or indeterminate amounts, including punitive and treble damages, and their existence and magnitude may remain unknown for substantial periods of time. A substantial legal liability or significant regulatory action could have a material adverse effect on our business, results of operations, and financial condition.
Item 1B. Unresolved Staff Comments
     Not Applicable.
Item 2.  Properties
The Registrant’s home office is located at 4 Manhattanville Road, Purchase, New York. Personnel performing services for the Registrant operate in MLIG office space, which occupies certain office space in Pennington, New Jersey through ML&Co. In addition, personnel performing services for the Registrant also operate in office space in Jacksonville, Florida, which is owned by ML&Co.
Prior to the Acquisition Date, the services were pursuant to the Registrant’s Management Services agreement with MLIG. An allocable share of the cost of each of the above mentioned premises was paid by the Registrant through the service agreement with MLIG.

Subsequent to the Acquisition Date, ML&Co. and AUSA entered into a transition services agreement whereby ML&Co. is to provide certain outsourced services required for the normal operations of the business. An allocable share of the cost of each of the abovementioned premises is paid by the Registrant through the transition service agreement with ML&Co.
Item 3. Legal Proceedings
There is no material pending litigation to which the Registrant is a party or of which any of its property is the subject and there are no legal proceedings contemplated by any governmental authorities against the Registrant of which it has any knowledge.
Item 4.  Submission of Matters to a Vote of Security Holders
 Information called for by this item is omitted pursuant to General Instruction I. of Form 10-K.
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)	The Registrant is a wholly owned subsidiary of AUSA. There is no public trading market for the Registrant’s common stock.
During 2007 and 2006, the Registrant paid an ordinary dividend of $5.5 million and $4.1 million, respectively. During 2005, the Registrant did not pay a dividend. No other cash dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of New York, notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. See Note 10 to the Registrant’s Financial Statements.
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
Forward Looking Statements
Certain statements contained in this Report that are not historical facts are forward-looking statements as defined in the US Private Securities Litigation Reform Act of 1995. The following are words that identify such forward-looking statements: believe, estimate, target, intend, may, expect, anticipate, predict, project, counting on, plan, continue, want, forecast, should, would, is confident, will, and similar expressions as they relate to our company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include but are not limited to the following:
1)	Changes in general economic conditions;

2)	Changes in the performance of financial markets, including emerging markets, such as with regard to:
a)	The frequency and severity of defaults by issuers in our fixed income investment portfolios; and

b)	The effects of corporate bankruptcies and/or accounting restatements on the financial markets and the resulting decline in the value of equity and debt securities we hold;

3)	The frequency and severity of insured loss events;

4)	Changes affecting mortality and other factors that may impact the profitability of our insurance products;

5)	Changes affecting interest rate levels and continuing low or rapidly changing interest rate levels;

6)	Increasing levels of competition;

7)	Changes in laws and regulations, particularly those affecting our operations, the products we sell, and the attractiveness of certain products to our customers;

8)	Regulatory changes relating to the insurance industry in the jurisdictions in which we operate;

9)	Acts of God, acts of terrorism, acts of war and pandemics;

10)	Changes in the policies of central banks and/or governments;

11)	Litigation or regulatory actions that could require us to pay significant damages or change the way we do business;

12)	Customer responsiveness to both new products and distribution channels;

13)	Competitive, legal, regulatory or tax changes that affect the distribution cost of or demand for our products; and

14)	Our failure to achieve anticipated levels of earnings or operational efficiencies as well as other cost saving initiatives.
We undertake no obligation to publicly update and revise any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which merely reflect company expectations at the time of writing. Actual results may differ materially from expectations conveyed in forward-looking statements due to changes caused by various risks and uncertainties. The reader should, however, consult any further disclosures MLLICNY may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.
Business Overview
MLLICNY conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. These markets are highly regulated with particular emphasis on company solvency and sales practice monitoring. Demographically, the population is aging and there are a growing number of individuals preparing for retirement, which favors life insurance and annuity products. MLLICNY currently offers the following guaranteed benefits within its variable annuity product suite: guaranteed minimum death benefits (GMDB’s), guaranteed minimum income benefits (GMIB’s) and guaranteed minimum withdrawal benefits (GMWB’s). MLLICNY believes that the demand for retirement products containing guarantee features will continue to increase in the future. MLLICNY believes it is positioned to continue meeting these demands for guaranteed benefits.
Acquisition
On December 28, 2007, AUSA completed the acquisition of MLLICNY and its affiliate MLLIC. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles, the acquisition is being accounted for by AUSA using the purchase method of accounting, which requires the assets and liabilities of MLLICNY to be identified and measured at their estimated fair values as of the Acquisition Date. The estimated fair values are subject to adjustment of the initial allocation for a one-year period as more information relative to the fair values as of the Acquisition Date becomes available.
In addition, as required by the U.S. Securities and Exchange Commission Staff Accounting Bulletin 54, Push Down Basis of Accounting in Financial Statements of a Subsidiary, the purchase method of accounting applied by AUSA to the acquired assets and liabilities associated with MLLICNY has been “pushed down” to the financial statements of MLLICNY, thereby establishing a new basis of accounting. As a result, MLLICNY follows AUSA’s accounting policies subsequent to the Acquisition Date. This new basis of accounting is referred to as the “successor basis”, while the historical basis of accounting is referred to as the “predecessor basis’’. In general, Balance Sheet amounts at December 31, 2007 are representative of the successor basis of accounting while Statements of Earnings, Comprehensive Income, and Cash Flows amounts for 2007 are representative of the predecessor basis of accounting. Financial Statements included herein for periods prior and subsequent to the Acquisition Date are labeled “Predecessor” and “Successor”, respectively. Since the actual results between the period December 28, 2007 and December 31, 2007 were not material, MLLICNY has utilized December 31, 2007 as the Acquisition Date herein.
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
MLLICNY’s critical accounting policies and estimates are discussed below. See Note 2 to the Financial Statements for additional information regarding accounting policies.
Valuation of Fixed Maturity and Equity Securities
MLLICNY’s principal investments are available-for-sale fixed maturity and equity securities as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. For non-publicly traded fixed maturity and equity securities, MLLICNY utilizes pricing services and broker quotes to determine fair value. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At December 31, 2007 and December 31, 2006, approximately, $9.8 million (or 10%) and $19.7 million (or 15%), respectively, of MLLICNY’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities.
Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive loss, net of taxes on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.
Other-Than-Temporary Impairment Losses on Investments
MLLICNY regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary (“OTT”) declines in the fair value of investments. Management makes this determination through a series of discussions with MLLICNY’s portfolio managers and credit analysts, information obtained from external sources (i.e. Company announcements, ratings agency announcements, or news wire services) and MLLICNY’s ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. MLLICNY did not experience any realized investment losses due to OTT declines in fair value for the years ended December 31, 2007, 2006, and 2005.

Deferred Policy Acquisition Costs (“DAC”) for Variable Annuities and Variable Life Insurance
The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. As of December 31, 2007, the DAC balance was zero as a result of the push-down accounting at the Acquisition Date. See Note 3 to the Financial Statements for a further discussion of push-down accounting adjustments. At December 31, 2006, variable annuities and variable life insurance accounted for $16.1 million (or 71%) and $6.4 million (or 29%), respectively, of MLLICNY’s DAC asset.
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
The most significant assumptions involved in the estimation of future gross profits are future net separate accounts performance, surrender rates, mortality rates, and reinsurance costs. For variable annuities, MLLICNY generally establishes a long-term rate of net separate accounts growth. If returns over a determined historical period differ from the long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. The result is that the long-term rate is assumed to be realized over a specific period. However, the long-term rate may be adjusted if expectations change. This method for projecting market returns is known as reversion to the mean, a standard industry practice. For variable life insurance, MLLICNY generally assumes a level long-term rate of net variable life separate accounts growth for all future years and the long-term rate may be adjusted if expectations change. Additionally, MLLICNY may modify the rate of net separate accounts growth over the short term to reflect near-term expectations of the economy and financial market performance in which separate accounts assets are invested. Surrender and mortality rates for all variable contracts are based on historical experience and a projection of future experience.
Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the years ended December 31, 2007, 2006, and 2005 the favorable (unfavorable) impact on pretax earnings related to DAC unlocking was $1.8 million, $0.9 million and ($3.2) million respectively. See Note 5 to the Financial Statements for a further discussion of period-to-period differences in DAC unlocking.
Value of Business Acquired (“VOBA”)
VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts inforce at the Acquisition Date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, separate account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. In addition, MLLICNY utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. This practice assumes that the expectations for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. Since there were no events or circumstances to indicate that there may be any significant change in the fair value of net assets acquired on December 28, 2007, management did not perform an impairment test for VOBA. At December 31, 2007, the VOBA asset was $44.0 million. There was no VOBA asset balance at December 31, 2006.
Other Intangibles
Other intangible assets that were acquired at the Acquisition Date include a distribution agreement, a tradename, and a non-compete agreement. The tradename and the non-compete are required to be amortized on a straight-line basis over their useful life of five years. The distribution intangible will be amortized over the expected economic benefit period and at a pace consistent with the expected future gross profit streams generated from the distribution agreement, which is 30 years. The carrying values of the intangibles will be reviewed periodically for indicators of impairment in value including unexpected or adverse changes in the following: (1) the economic or competitive environments in which MLLICNY operates, (2) the profitability analyses, (3) cash flow analyses, and (4) the fair value of the relevant business operation. If there was an indication of impairment, then the cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary. Since there were no events or circumstances to indicate that there may be any significant change in the fair value of net assets acquired on December 28, 2007, management did not perform an impairment test for the other intangibles. At December 31, 2007, other intangible assets were $8.3 million. There were no other intangible assets at December 31, 2006. The entire asset amount has been allocated to annuities.
Goodwill
Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause MLLICNY to review the carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down to fair value based primarily on discounted cash flows. Since there were no events or circumstances to indicate that there may be any significant change in the fair value of net assets acquired on December 28, 2007, management did not perform an impairment test for the acquired goodwill. At December 31, 2007, the goodwill asset was $6.9 million. There was no goodwill asset at December 31, 2006. The entire asset amount has been allocated to annuities.
Policyholder Liabilities
MLLICNY establishes liabilities for amounts payable on its life and annuity contracts based on methods and underlying assumptions in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts and applicable actuarial standards.
Policyholder Account Balances
MLLICNY’s liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at December 31, 2007 and December 31, 2006 were $140.8 million and $152.8 million, respectively.
Future Policy Benefits
Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that MLLICNY issues. At December 31, 2007 and December 31, 2006, GMDB and GMIB liabilities included within future policy benefits were $2.2 million and $2.9 million, respectively. MLLICNY regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and/or GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the year ended December 31, 2007 and December 31, 2006, the favorable impact to pre-tax earnings related to GMDB and GMIB unlocking was $1.2 million and $0.5 million, respectively. See Note 6 to the Financial Statements for a further discussion of GMDB and GMIB liabilities.
Future policy benefits also include liabilities, which can be either positive or negative, for contracts containing GMWB provisions and for the reinsurance of GMIB provisions (“GMIB reinsurance”) for variable annuities based on the fair value of the underlying benefit. The GMWB provision is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced using stochastic techniques under a variety of market return scenarios and other best estimate assumptions. In general, the GMIB reinsurance liability represents the present value of future reinsurance deposits net of reinsurance recoverables less a provision for required profit. At December 31, 2007 and December 31, 2006, GMDB and GMIB reinsurance liabilities included within future policy benefits were $0.2 million and $0.3 million, respectively. See Note 6 to the Financial Statements for a further discussion of GMWB and GMIB reinsurance liabilities.
Federal Income Taxes
MLLICNY uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. MLLICNY provides for federal income taxes based on amounts it believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the realization of certain tax deductions and credits.
Specific estimates include the realization of dividend-received deductions (“DRD”) and foreign tax credits (“FTC”). A portion of MLLICNY’s investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year’s provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. See Note 7 to the Financial Statements for period-to-period differences in DRD and FTC adjustments. During 2007, 2006, and 2005, MLLICNY reduced its provision for federal income taxes by $0.6 million, $0.4 million and $0.8 million, respectively, due to DRD and FTC adjustments.
MLLICNY adopted the provisions of FASB Interpretation (”FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. MLLICNY has analyzed all material tax positions under the provisions of FIN No. 48, and has determined that there are no tax benefits that should not be recognized as of December 31, 2007 or as of December 31, 2006. There are no unrecognized tax benefits that would affect the effective tax rate. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.
MLLICNY files a return in the U.S. Federal tax jurisdiction, and various state tax jurisdictions. As a result of the MLLICNY’s election for Federal income tax purposes of Internal Revenue Code Section 338, the predecessor is responsible for any FIN No. 48 obligations that existed prior to the Acquisition Date.

Recent Developments
Accounting Pronouncements
In December 2007, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”) and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. SFAS 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS 141(R) effective date shall not be adjusted upon adoption of SFAS 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. MLLICNY expects to adopt SFAS 141(R) on January 1, 2009, and has not yet determined the effect of SFAS 141(R) on its Financial Statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. MLLICNY expects to adopt SFAS 160 on January 1, 2009 and has not yet determined the effect of SFAS 160 on its Financial Statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. Prior to the acquisition by AUSA, MLLICNY early adopted SFAS No. 159 as of the first quarter 2007, but did not elect the fair value option for any of its existing assets or liabilities and therefore, the adoption did not have an impact on MLLICNY’s Financial Statements. However, AUSA has not elected early adoption, and therefore as a result of the acquisition by AUSA and the resulting new basis of accounting, MLLICNY will adopt SFAS No. 159 on January 1, 2008 and it is not expected to have a material impact on MLLICNY’s Financial Statements.

On January 1, 2007, MLLICNY adopted Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Since MLLICNY’s practice of accounting for deferred acquisition costs, in connection with modifications or exchanges, substantially meets the provisions prescribed within SOP 05-1, the adoption of SOP 05-1 did not have a material impact on MLLICNY’s Financial Statements.
In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted, provided the entity has not yet issued financial statements for the fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively. Prior to the acquisition by AUSA, MLLICNY had early adopted SFAS No. 157 as of the first quarter 2007, which did not have a material impact on MLLICNY’s Financial Statements. However, AUSA has not elected early adoption, and therefore as a result of the acquisition by AUSA and the resulting new basis of accounting, MLLICNY will adopt SFAS No. 157 on January 1, 2008 and it is not expected to have a material impact on MLLICNY’s Financial Statements.
In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s Financial Statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. MLLICNY adopted FIN No. 48 in the first quarter of 2007. The adoption of FIN No. 48 did not have an impact on MLLICNY’s Financial Statements.
New Business
MLLICNY offers products in the highly competitive retirement planning market by selling variable and interest-sensitive annuity products through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, a wholly owned broker-dealer subsidiary of ML&Co. MLLICNY competes for ML&Co.’s clients’ retirement planning business with i) unaffiliated insurers whose products are also sold through ML&Co.’s retail network, ii) insurers who solicit this business directly, and iii) other investment products sold through ML&Co.’s retail network. MLLICNY competes in this market segment by integrating its products into ML&Co.’s planning-based financial management program.
MLLICNY has strategically placed its marketing emphasis on the sale of variable annuity products. These products are designed to address the retirement planning needs of ML&Co.’s clients. Each variable annuity product is designed to provide tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. During the first quarter 2005, MLLICNY introduced a new variable annuity product line called Merrill Lynch Investor Choice Annuity (“ICA”), which replaced all new sales of existing variable annuity products. ICA provides the ability to customize variable annuity products with specific contract features including guaranteed minimum death, income, and withdrawal benefits, charge structures, and investment options. MLLICNY has also enhanced ICA income and withdrawal benefits and investment options in the succeeding two years. ICA is offered in B-Share, C-Share, and L-Share classes similar to previous variable annuity products. These classes are differentiated by the surrender charge period and the types of contract fees charged to the contract owner. Additionally, ICA offers a bonus class in which a specified amount is added to the contract value with each deposit.

Total direct deposits by product, including internal exchanges for the three years ended December 31 were as follows:

	Predecessor			% Change
	(dollars in millions)			2007 vs.	2006 vs.
	2007	2006	2005	2006	2005
Variable Annuities:
L-Share	$17.4	$20.0	$11.6	(13)%	72%
Bonus	12.9	23.9	10.8	(46)	121
B-Share	5.3	14.9	17.4	(64)	(14)
C-Share	1.0	2.1	2.3	(52)	(9)

	36.6	60.9	42.1	(40)	45

All Other Deposits	0.1	0.4	0.9	(75)	(56)

Total Direct Deposits	$36.7	$61.3	$43.0	(40)%	43%

Total direct deposits decreased $24.6 million (or 40%) to $36.7 million for the period ended December 31, 2007, as compared to the period ended December 31, 2006. During 2007, variable annuity deposits decreased $24.3 million (or 40%) to $36.6 million as compared to 2006. The decrease in variable annuity deposits is primarily due to increased third party competition for similar variable annuity products containing guaranteed living benefit provisions and features. MLLICNY is currently examining its product features and evaluating potential enhancements.
All other deposits include deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured.
Financial Condition
At December 31, 2007, MLLICNY’s assets were $1,225.8 million or $22.7 million lower than the $1,248.5 million in assets at December 31, 2006. Assets excluding separate accounts assets increased $21.5 million (or 8%) primarily due to the push-down accounting adjustments recorded at December 28, 2007. See Note 3 to the Financial Statements for a summary of these adjustments. Separate accounts assets, which represent 76% of total assets, decreased $44.2 million (or 5%) to $925.8 million. Changes in separate accounts assets were as follows:

Predecessor
(dollars in millions)	2007
Investment performance	$77.9
Deposits	36.7
Policy fees and charges	(18.4)
Surrenders, benefits and withdrawals	(140.4)

Net decrease	$(44.2)

During 2007, MLLICNY experienced contract owner withdrawals that exceeded deposits on all products by $121.5 million. The components of contract owner transactions were as follows:

Predecessor
(dollars in millions)	2007
Deposits collected	$36.7
Internal tax-free exchanges	(4.2)

Net contract owner deposits	32.5

Contract owner withdrawals	51.6
Net transfers from separate accounts	102.5

Net contract owner withdrawals	154.1

Net contract owner activity	$(121.6)

MLLICNY maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents. MLLICNY has no mortgage or real estate investments and its investment in below investment grade fixed maturity securities are below the industry average.
The following schedule identifies MLLICNY’s general account invested assets by type for the years ended December 31:

	Successor	Predecessor
	2007	2006
Investment grade fixed maturity securities (rated A or higher)	35%	44%
Policy loans	30	30
Cash and cash equivalents	26	14
Investment grade fixed maturity securities (rated BBB)	8	11
Equity securities	1	1

	100%	100%

At December 31, 2007 and 2006, approximately $99.3 million (or 99%) and $132.4 million (or 100%), respectively, of fixed maturity securities were considered investment grade. MLLICNY defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor’s BBB- or higher (or similar rating agency). Also, at December 31, 2007, approximately $3.1 million (or 3%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s. This compares to $4.9 million (or 4%) of BBB- rated fixed maturity securities at December 31, 2006.
At December 31, 2007, approximately $0.9 million (or 1%) of fixed maturity securities were considered below investment grade. At December 31, 2006, MLLICNY did not hold any fixed maturity securities that were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. These investment grade holdings were the result of ratings downgrades on existing securities as MLLICNY does not purchase below investment grade securities. MLLICNY closely monitors such investments.
MLLICNY’s investment in collateralized mortgage obligations (“CMO”) and mortgage backed securities (“MBS”) had a carrying value of $13.7 million and $7.1 million at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, approximately $8.7 million (or 64%) and $5.2 million (or 74%), respectively, of CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk, and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from similarly rated corporate securities.
Subprime Mortgage Investments
Subprime mortgages are loans to homebuyers who have weak or impaired credit histories.  In recent years, the market for these loans has expanded rapidly.  During that time, however, lending practices and credit assessment standards grew steadily weaker.  As a result, the market is now experiencing a sharp increase in the number of loan defaults.  Investors in subprime assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. MLLICNY does not sell or buy subprime mortgages directly.  As of December 31, 2007 and 2006, MLLICNY had no material exposure to subprime mortgage investments.
Business Environment
MLLICNY’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.
Equity Market Performance
The investment performance of the underlying U.S. equity-based mutual funds supporting MLLICNY’s variable products does not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). U.S. equity indices steadily increased during 2007, finishing the year substantially higher than 2006. The Dow, NASDAQ and S&P ended the year with increases of 6.4%, 9.8% and 3.5%, respectively. The Dow, NASDAQ and S&P ended 2006 with increases of 16.3%, 9.5%, and 13.6%, respectively.
Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 78% of separate accounts assets were invested in equity-based mutual funds at December 31, 2007. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, MLLICNY’s financial condition will be impacted by fluctuations in investment performance of equity-based separate accounts assets.
Fluctuations in the U.S. equity market also directly impact MLLICNY’s exposure to guaranteed benefit provisions contained in the variable contracts it manufactures. Minimal or negative investment performance generally results in greater exposure to guaranteed provisions, to the extent there is an increase in the number of variable contracts (and amount per contract) in which the guaranteed benefit exceeds the variable account balance. Prolonged periods of minimal or negative investment performance may result in greater guaranteed benefit costs as compared to assumptions. If MLLICNY determines that it needs to increase its estimated long term cost of guaranteed benefits, it will result in establishing greater guaranteed benefit liabilities as compared to current practice.
During 2007, average variable account balances increased $11.1 million (or 1%) to $961.2 million as compared to 2006. The increase in average variable account balances contributed to a $1.5 million (or 12%) increase in asset-based policy charge revenue during the period ended December 31, 2007 as compared to the same period in 2006.

Medium Term Interest Rates, Corporate Credit and Credit Spreads
Changes in interest rates affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities. Also, since MLLICNY has certain fixed products that contain guaranteed minimum crediting rates, decreases in interest rates can decrease the amount of interest spread earned.
During 2007, medium term interest rates decreased 139 basis points to end the year at 3.38%. During 2006, medium term interest rates increased 41 basis points to end the year at 4.77%. MLLICNY defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 5 years.
Changes in the corporate credit environment directly impact the value of MLLICNY’s investments, primarily fixed maturity securities. MLLICNY primarily invests in investment-grade corporate debt to support its fixed rate product liabilities.
Credit spreads represent the credit risk premiums required by market participants for a given credit quality, e.g. the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (for example, U.S. Treasury instruments). Changes in credit spreads have an inverse relationship to the value of investments.
During 2007, credit spreads expanded approximately 153 basis points and ended the period at 230 basis points. During 2006, credit spreads contracted approximately 29 basis points and ended the period at 77 basis points. MLLIC defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.
At December 31, 2007, MLLICNY had 1,340 life insurance and annuity contracts inforce with interest rate guarantees. The estimated average rate of interest credited on behalf of contract owners was 4.64% and 4.36% during 2007 and 2006, respectively. Total invested assets supporting these liabilities with interest rate guarantees had an estimated average effective yield of 5.08% and 4.65% during 2007 and 2006, respectively. The number of life insurance and annuity contracts inforce with interest rate guarantees decreased 142 (or 10%) as compared to 2006.
Liquidity and Capital Resources
Liquidity
MLLICNY’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. MLLICNY has developed and utilizes a cash flow projection system and regularly performs asset / liability duration matching in the management of its asset and liability portfolios. MLLICNY anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 2007 and 2006, MLLICNY’s assets included $161.8 million and $169.7 million, respectively, of cash, short-term investments, and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.
MLLICNY receives claims paying ability ratings from various rating agencies. The following table summarizes MLLICNY’s ratings prior to (Predecessor) and subsequent to (Successor) the Acquisition Date:

	Predecessor	Successor
Standard and Poor’s	AA-	AA-
A.M. Best	A	A+
Moody’s	Not Rated	Aa3
Fitch	Not Rated	AA+

Capital Resources
MLLICNY believes that it will be able to fund the capital and surplus requirements of projected new business from current statutory earnings and existing statutory capital and surplus. If sales of new business significantly exceed projections, MLLICNY may have to look to its parent and other affiliated companies to provide the capital or borrowings necessary to support its current marketing efforts. MLLICNY’s future marketing efforts could be hampered should its parent and/or affiliates be unwilling to commit additional funding.
Prior to the Acquisition Date, MLLICNY and ML&Co. were parties to a “keepwell” agreement which obligated ML&Co. to maintain a level of capital in MLLICNY in excess of minimum regulatory requirements. Subsequent to the Acquisition Date, MLLICNY and AUSA are parties to a “keepwell” agreement which commits AUSA to maintain MLLICNY at a minimum net worth.
MLLICNY paid an ordinary cash dividend to MLIG during 2007 and 2006 of $5.5 million and $4.1 million, respectively. MLLICNY did not pay a dividend during 2005.
Statutory Accounting Practices and Risk-Based Capital (“RBC”)
In order to continue to issue annuity products, MLLICNY must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles (“GAAP”) in two major respects. First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves are calculated under different rules than under GAAP.
The National Association of Insurance Commissioners utilizes RBC adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that Company’s risk profile. As of December 31, 2007 and 2006, based on the RBC formula, MLLICNY’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.
Commitments and Contingencies
The following table summarizes MLLICNY’s policyholder obligations as of December 31, 2007:

	Successor
	Less Than	One to	Four to	More Than
(dollars in millions)	One Year	Three Years	Five Years	Five Years	Total
Policyholder liabilities (1)	$26.6	$45.2	$33.6	$165.3	$270.7

(1)	The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on managements’ best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business inforce. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with MLLICNY’s historical experience, modified for recently observed trends. Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and are before deduction of tax and before reinsurance. The liability amounts in our Financial Statements reflect the discounting for interest as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts.

Results of Operations
MLLICNY’s gross earnings are principally derived from two sources:
•	the charges imposed on variable annuity and variable life insurance contracts, and

•	the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread
The costs associated with acquiring contract owner deposits (DAC) are amortized over the period in which MLLICNY anticipates holding those funds, as noted in the Critical Accounting Policies section above. Insurance expenses and taxes reported in the statements of earnings are net of amounts deferred. In addition, MLLICNY incurs expenses associated with the maintenance of inforce contracts.
2007 compared to 2006
MLLICNY recorded net earnings of $10.6 million and $7.6 million for 2007 and 2006, respectively.
Policy charge revenue increased $1.2 million (or 6%) to $20.8 million during 2007 as compared to $19.6 million in 2006. The following table provides the changes in policy charge revenue by type for each respective period:

	Predecessor	Predecessor
Policy Charge Revenue	2007	2006	Change
	(In Millions)
Asset-based policy charge revenue	$14.3	$12.8	$1.5	(1)
Guaranteed benefit based policy charge revenue	1.2	0.8	0.4	(2)
Non-asset based policy charge revenue	5.3	6.0	(0.7)	(3)

	$20.8	$19.6	$1.2

(1)	Asset-based policy charge revenue was favorably impacted by the increase in average variable account balances during 2007 as compared to 2006.

(2)	The increase in guaranteed benefit based policy charge revenue is due to the increase in inforce variable annuity contracts containing guaranteed benefit riders.

(3)	The decrease in non-asset based policy charge revenue is primarily due to unfavorable policy adjustments for certain variable life insurance contracts.
Net realized investment gains increased $1.1 million during 2007 as compared to 2006 primarily due to one large credit related gain earned in the second quarter 2007.
Policy benefits decreased $0.5 million (or 21%) to $2.1 million during 2007 as compared to $2.6 million in 2006. The following table provides the changes in policy benefits by type:

	Predecessor	Predecessor
Policy Benefits	2007	2006	Change
	(In Millions)
Variable annuity benefit expense	$1.1	$1.9	$(0.8)	(1)
Variable annuity guaranteed benefit reserve unlocking	(1.2)	(0.9)	(0.3)	(2)
Life insurance benefit expense	2.2	1.6	0.6	(3)

	$2.1	$2.6	$(0.5)

(1)	The decrease in variable annuity benefit expense is primarily due to decreased GMDB liability accumulations resulting from the application of the mean reversion technique. In addition, GMWB liabilities were impacted by favorable market valuation adjustments. See the Critical Accounting Policies section above for a further discussion of variable annuity guaranteed benefit liabilities.

(2)	See the Critical Accounting Policies section above for a further discussion of variable annuity benefit reserve unlocking.

(3)	The increase in life insurance benefit expense is primarily due to an increase in the number of death claims and amounts per claim during the 2007 as compared 2006.

Amortization of DAC decreased $1.1 million (or 33%) to $2.2 million during 2007 as compared to $3.3 million in 2006 primarily as a result of period-to-period differences in DAC unlocking as noted in the Critical Accounting Policies section above.
Insurance expenses and taxes decreased $0.5 million (or 11%) to $3.9 million during 2007 as compared to $4.4 million in 2006. The following table provides the changes in insurance expenses and taxes by type:

	Predecessor	Predecessor
Insurance Expenses and Taxes - Net of Capitalization	2007	2006	Change
	(In Millions)
General insurance expenses	$3.2	$3.6	$(0.4)	(1)
Taxes, licenses, and fees	(0.2)	0.1	(0.3)	(2)
Commissions	0.9	0.7	0.2

	$3.9	$4.4	$(0.5)

(1)	The decrease in general insurance expenses is primarily due to decreased compensation and auditing expenses.

(2)	The decrease in taxes, licenses, and fees is primarily due to lower New York State Franchise tax expense.
2006 compared to 2005
MLLICNY recorded net earnings of $7.6 million and $5.5 million for 2006 and 2005, respectively.
Policy charge revenue increased $1.2 million (or 7%) to $19.6 million during 2006 as compared to $18.4 million in 2005. The following table provides the changes in policy charge revenue by type for each respective period:

	Predecessor	Predecessor
Policy Charge Revenue	2006	2005	Change
	(In Millions)
Asset-based policy charge revenue	$12.8	$12.0	$0.8	(1)
Guaranteed benefit based policy charge revenue	0.8	0.4	0.4	(2)
Non-asset based policy charge revenue	6.0	6.0	—

	$19.6	$18.4	$1.2

(1)	Asset-based policy charge revenue was favorably impacted by the increase in average variable account balances during 2006 as compared to 2005.

(2)	The increase in guaranteed benefit based policy charge revenue is due to the increase in inforce variable annuity contracts containing guaranteed benefit riders.

Net earnings derived from interest spread increased $0.6 million (or 19%) to $3.7 million during 2006 as compared to $3.1 million in 2005. The following table provides the components and changes in interest spread:

	Predecessor	Predecessor
Interest Spread	2006	2005	Change
	(In Millions)
Net investment income	$11.5	$11.3	$0.2	(1)
Interest credited to policyholder account balances	(7.8)	(8.2)	0.4	(2)

	$3.7	$3.1	$0.6

(1)	Despite the reduction in fixed rate contracts inforce, net investment income was favorably impacted by an increase in asset yields during 2006 as compared to 2005.

(2)	The decrease in interest credited is primarily due to the reduction of fixed rate contracts inforce.
Net realized investment gains decreased $1.9 million during 2006 as compared to 2005 primarily due to one large credit related gain earned in the third quarter 2005.
Amortization of DAC decreased $3.7 million to $3.3 million during 2006 as compared to $7.0 million in 2005 primarily as a result of period-to-period differences in DAC unlocking as noted in the Critical Accounting Policies section above. Offsetting the impact of DAC unlocking is an increase in normal amortization due to higher policy charge revenue.
Insurance expenses and taxes decreased $0.3 million (or 6%) to $4.4 million during 2006 as compared to $4.7 million in 2005 primarily due to period-to-period differences in State of New York Insurance Department administrative assessments.
MLLICNY’s effective federal income tax rate increased to 31% for 2006 from 24% for 2005 primarily due to period-to-period differences in DRD and FTC adjustments as noted in the Critical Accounting Policies section above.
Segment Information
MLLICNY’s operating results are categorized into two business segments: Annuities and Life Insurance. MLLICNY’s Annuity segment consists of variable annuity and interest-sensitive annuity contracts. MLLICNY’s Life Insurance segment consists of variable life insurance and interest-sensitive life insurance contracts. MLLICNY currently does not manufacture, market, or issue life insurance contracts. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. All revenue and expense transactions are recorded at the contract level and accumulated at the business segment level for review by management. The “Other” category, presented in the following segment financial information, represents net revenues and earnings on invested assets that do not support life or annuity policyholder liabilities. Subsequent to the Acquisition Date, management no longer considers “Other” a category for segment reporting purposes. It is impracticable to restate the prior period segment information as well as disclosing the information under both the old basis and the new basis of reporting. Therefore, the predecessor information is shown under the old basis, three segments – Annuities, Life Insurance and Other, while the successor information is shown under the new basis, two segments – Annuities and Life Insurance.

Select financial information by segment for the years ended December 31 as follows:

	Predecessor
2007	Annuities	Life	Other	Total
	(Dollars In Millions)
Net revenues (1)	$16.1	$7.3	$2.1	$25.5
Net revenues — % of all segments	63%	29%	8%	100%

Net earnings	$7.3	$1.9	$1.4	$10.6
Net earnings — % of all segments	69%	18%	13%	100%

	Predecessor
2006	Annuities	Life	Other	Total
	(Dollars In Millions)
Net revenues (1)	$13.6	$8.2	$1.4	$23.2
Net revenues — % of all segments	59%	35%	6%	100%

Net earnings	$4.8	$1.9	$0.9	$7.6
Net earnings — % of all segments	63%	25%	12%	100%

	Predecessor
2005	Annuities	Life	Other	Total
	(Dollars In Millions)
Net revenues (1)	$13.9	$8.4	$1.0	$23.3
Net revenues — % of all segments	60%	36%	4%	100%

Net earnings	$2.8	$2.1	$0.6	$5.5
Net earnings — % of all segments	51%	38%	11%	100%

(1)	Management considers interest credited to policyholder liabilities in evaluating net revenues.
The products that comprise the Annuity and Life Insurance segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with MLLICNY’s consolidated financial condition and results of operations presented herein.
During 2007, 2006 and 2005, MLLICNY did not incur any OTT impairment losses on investments for any of the business segments.
MLLICNY is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2007, 2006, or 2005.
Inflation
MLLICNY’s operations have not been materially impacted by inflation and changing prices during the preceding three years.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Market risk is the potential change in a financial instrument’s value caused by fluctuations in certain underlying risk factors. MLLICNY is primarily subject to market risk resulting from fluctuations in interest rates, credit spreads, credit risk, and equity prices. MLLICNY utilizes an integrated approach to manage financial market risks including a comprehensive asset / liability management process, product design, and reinsurance programs.
A number of assumptions must be made to obtain the expected fair value changes illustrated below. MLLICNY has no reason to believe that historically simulated interest rate and credit spread movements have any predictive power for future fair value changes.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will affect the value of investments, primarily fixed maturity securities and preferred equity securities. Changes in interest rates have an inverse relationship to the value of investments. MLLICNY manages interest rate risk as part of its asset / liability management strategy. For each portfolio, management monitors the expected changes in assets and liabilities, as produced by MLLICNY’s model, resulting from various interest rate scenarios. Based on these results, management closely matches the duration of insurance liabilities to the duration of assets supporting those liabilities.
The following table presents the estimated net impact on the fair value of investments resulting from various hypothetical interest rate scenarios, based on assumptions contained in MLLICNY’s model:

	Change in Fair Value
	Successor	Predecessor
Change in Interest Rates	2007	2006
	(In Millions)
+ 100 Basis Points	$(2.0)	$(2.7)
- 100 Basis Points	$2.1	$2.8
MLLICNY’s model is based on existing business inforce as of the years ended December 31 without considering the impact of new annuity sales on assets. The model incorporates MLLICNY’s fixed maturity securities and preferred equity investments excluding variable rate securities with rate resetting in less than ninety days, securities with a maturity of less than ninety days, and securities that are in or near default. The changes in interest rate scenarios, noted above, assume parallel shifts in the yield curve occurring uniformly throughout the year.
Additionally, certain products have features that mitigate the impact of interest rate risk. Examples include surrender charges, market value adjustments, and resetting of interest credited rates (subject to certain guaranteed minimum crediting rates). For interest sensitive life products the guaranteed minimum rate is 4.0%. However, for some products, the minimum rate may be reduced by a charge for mortality that varies by the attained age of the insured. For interest sensitive annuity products the guaranteed minimum rates range from 3.0% to 4.5%, with the greatest concentration in the 4.0% range.
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

The following table presents the estimated net impact on the fair value of investments resulting from various hypothetical fluctuations in credit spreads, based on assumptions contained in MLLICNY’s model:

	Change in Fair Value
	Successor	Predecessor
Change in Credit Spreads	2007	2006
	(In Millions)
+ 50 Basis Points	$(1.2)	$(0.9)
- 50 Basis Points	$1.2	$0.9
MLLICNY’s model is based on existing business inforce as of the years ended December 31 without considering the impact of new annuity sales on assets. The model incorporates MLLICNY’s fixed maturity securities and preferred equity investments excluding securities with a maturity of less than ninety days and securities that are in or near default. The changes in credit spreads, noted above, assume a uniform occurrence throughout the year.
Liability valuations for modified guaranteed annuities mitigate MLLICNY’s exposure to credit spread risk on these products. Contract owner surrender values reflect changes in spread between corporate bonds and U.S. Treasury securities since the market value adjusted account value is based on current crediting rates for new and renewal contracts. These crediting rates are adjusted weekly and reflect current market conditions.
Credit Risk
Credit risk represents the loss that MLLICNY would incur if an issuer fails to perform its contractual obligations and the value of the security held has been impaired or is deemed worthless. MLLICNY manages its credit risk by setting investment policy guidelines that assure diversification with respect to investment, issuer, geographic location and credit quality. Management regularly monitors compliance of each investment portfolio’s status with the investment policy guidelines, including timely updates of credit-related securities.
Equity Price Risk
Equity price risk arises from the possibility that general reductions in equity prices will negatively affect the value of assets and liabilities, primarily separate accounts assets and separate accounts liabilities. MLLICNY manages its exposure to equity risk via certain product design features (e.g., waiting periods, age caps, subsequent premium restrictions, and adjusted withdrawals) and reinsurance programs to the extent reinsurance capacity is available in the marketplace. General reductions in equity prices impact MLLICNY in the following ways:
•	Reductions in separate accounts assets. Asset-based policy fees collected on separate accounts assets are a primary source of earnings, thus lower asset balances will result in lower policy charge revenue and lower gross profits.

•	Increased exposure to death and living benefits. Decreasing variable contract owner account values increase the number of contracts, as well as amounts per contract, in which GMDB and GMIB provisions exceed those variable contract owner account balances. This may result in greater future policy benefit expense. Additionally, declines in the U.S. equity markets may also increase MLLICNY’s exposure to benefits under GMWB provisions. This provision can generate volatility in earnings as the underlying embedded derivative liability is recorded at fair value in response to changes in equity market conditions and policyholder behavior. This may result in greater policy benefit expense.

•	Potential hindrance of sales and marketing efforts for variable annuity products.

•	One or any combination of the above items may lead to the revision of future assumptions which may result in unfavorable DAC, VOBA, UPCR or variable annuity guaranteed benefit liability unlocking.

Item 8. Financial Statements and Supplementary Data
The financials statements of Registrant are set forth in Part IV hereof and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
a) As a result of the acquisition on December 28, 2007 of MLLICNY by AUSA, MLLICNY dismissed Deloitte & Touche LLP (“D&T”) effective December 28, 2007 as its independent auditors for all periods subsequent to December 28, 2007. This dismissal was approved by MLLICNY’s Board of Directors.
D&T’s audit report on MLLICNY’s financial statements for the fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.
During the two most recent fiscal years and any subsequent interim period preceding December 28, 2007, there were no (i) disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of D&T, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports, and (ii) “reportable events,” as defined in Item 304(a)(i)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
b) On December 28, 2007, MLLICNY engaged Ernst & Young, LLP (“E&Y”) to serve as its independent auditors for the year ended December 31, 2007. During the two most recent fiscal years and any subsequent interim period preceding December 28, 2007, neither MLLICNY nor anyone on its behalf consulted E&Y regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on MLLICNY’s financial statements, nor has E&Y provided MLLICNY a written report or oral advice regarding such principles or audit opinion.
Item 9A(T). Controls and Procedures
a) Evaluation of disclosure controls and procedures
The term “disclosure controls and procedures” (defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) generally refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by MLLICNY in the reports that it files or submits under the Exchange Act is accumulated and communicated to MLLICNY’s management, including MLLICNY’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. MLLICNY’s management, with the participation of the President and Chief Financial Officer, have evaluated the effectiveness of the MLLICNY’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, MLLICNY’s President and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.
b) Changes in internal control over financial reporting
The term “internal control over financial reporting” (defined in Exchange Act Rule 13a-15(f)) generally refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Immediately following the Acquisition Date, AUSA installed a new management team at MLLICNY, which included a new principal executive officer, a new principal financial officer and several other key members of management with responsibility over the internal control over financial reporting. In addition, as noted in Item 9 above, the independent accountants (auditors) were changed at the Acquisition Date.

Due to these significant changes, we did not perform an assessment of our internal control over financial reporting as of December 31, 2007, and thus we are not filing a report on management’s assessment of internal control over financial reporting as of December 31, 2007.
Item 9B. Other Information
     No information is required to be disclosed under this item.
PART III
Information called for by items 10 through 13 of this part is omitted pursuant to General instruction I. of form 10-K.
Item 14. Principal Account Fees and Services
Fees Paid to the Registrant’s Independent Auditor
As of December 28, 2007, Ernst & Young, LLP (“E&Y”) is MLLICNY’s independent registered public accountant. Services provided to MLLICNY by E&Y were the audit of MLLICNY’s Financial Statements for the 2007 fiscal year period. Prior to E&Y becoming the independent registered public accounting firm, Deloitte & Touche, LLP (“D&T”) was the independent registered public accounting firm of record, a change that was precipitated by the acquisition of MLLICNY by AUSA, effective December 28, 2007. These changes were disclosed to the SEC on Form 8-K dated January 3, 2008.
The aggregate fees for professional services by D&T in 2006 and 2007 for these accounting services were:

	Predecessor	Predecessor
	2007	2006
Audit (a)	$261,229	$392,476
Audit-Related (b)	—	23,097

Total	$261,229	$415,573

(a)	Audit fees consist of fees for the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on MLLICNY’s financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating the audit or quarterly review. They also include fees billed for other audit services, which are those services that only the external auditor reasonably can provide, and include statutory audits, comfort letters, services associated with SEC registration statements, periodic reports and other documents filed with the SEC.

(b)	Audit-related fees consist of fees for audit-related services including assurance and related services that are reasonably related to the performance of the audit or review of MLLICNY’s financial statements or that are traditionally performed by the independent auditor. Audit-related services include, among others, due diligence services pertaining to potential business acquisitions/dispositions; accounting consultations related to accounting, financial reporting or disclosure matters not classified as “Audit services”; assistance with understanding and implementing new accounting and financial reporting guidance from rulemaking authorities; agreed-upon or expanded audit procedures related to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters; and assistance with internal control reporting requirements.

MLLICNY’s current independent registered public accountants, E&Y, did not submit any bills for services during fiscal year 2007. However, the estimated audit fees related to the audit of the 2007 Financial Statements to be billed in 2008 are $369,555.
Audit Committee Pre-approval Policies and Procedures
MLLICNY’s Audit Committee is responsible, among other matters, for the oversight of the external auditor. Consistent with SEC rules regarding auditor independence, the Audit Committee has adopted a policy regarding pre-approval of audit and permissible non-audit services provided by our independent auditors (the “Pre-approval Policy”).
Under the Pre-approval Policy, proposed services either:
(i) may be pre-approved by the Audit Committee without consideration of specific case-by-case services (“general pre-approval”); or
(ii) require the specific pre-approval of the Audit Committee (“specific pre-approval”). Appendices to the Pre-approval Policy (that are adopted each year) set out the audit, audit-related, tax, and other services that have received the general pre-approval of the Audit Committee. All other audit, audit-related, tax and other services must receive specific pre-approval from the Audit Committee.
During 2007, all services provided to MLLICNY by D&T and E&Y were pre-approved by the Audit Committee in accordance with the Pre-approval policy.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

     (a)  Financial Statements and Exhibits.

(1)	The following financial statements of the Registrant are filed as part of this report:
a.	Independent Auditors’ Report dated March 14, 2008 (Ernst & Young LLP).
b.	Independent Auditors’ Report dated March 2, 2007 (Deloitte & Touche LLP).
c.	Balance Sheets at December 31, 2007 and 2006.
d.	Statements of Earnings for the Years Ended December 31, 2007, 2006, and 2005.
e.	Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006, and 2005.
f.	Statements of Stockholder’s Equity for the Years Ended December 31, 2007, 2006, and 2005.
g.	Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005.
h.	Notes to Financial Statements for the Years Ended December 31, 2007, 2006, and 2005.
(2)	Not applicable.
(3)	The following exhibits are filed as part of this report as indicated below:

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

3.2	By-Laws of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

4.1	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.2	Modified Guaranteed Annuity Contract Application. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.3	Qualified Retirement Plan Endorsement. (Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.4	IRA Endorsement. (Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)
4.5	Company Name Change Endorsement. (Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

4.6	IRA Endorsement, MLNY009 (Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994).

4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94. (Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94. (Incorporation by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc. (Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation. (Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.)

10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.)

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(k) to Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.)

10.12	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.)

10.13	Non-Affiliated Broker-Dealer Wholesaling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital, Inc. is filed herewith.
10.14	Selling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc. is filed herewith.
10.15	Keep Well Agreement between AEGON USA And ML Life Insurance Company of New York is filed herewith.
10.16	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed August 17, 2007.)

10.17	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.)

23.1	Written Consent of Deloitte & Touche LLP, independent registered public accounting firm, is filed herewith.
23.2	Written Consent of Ernst & Young LLP, independent registered public accounting firm, is filed herewith.
24.1	Powers of attorney are filed herewith.

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors’ Reports
Balance Sheets at December 31, 2007 and 2006
Statements of Earnings for the Years Ended December 31, 2007, 2006 and 2005
Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005
Statements of Stockholder’s Equity for the Years Ended December 31, 2007, 2006 and 2005
Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Financial Statements for the Years Ended December 31, 2007, 2006 and 2005

[Ernst & Young LLP]
Report of Independent Registered Public Accounting Firm
The Board of Directors
ML Life Insurance Company of New York
We have audited the accompanying balance sheet of ML Life Insurance Company of New York (the Company) as of December 31, 2007, and the related statements of earnings, comprehensive income, stockholder’s equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financials statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ML Life Insurance Company of New York at December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Des Moines, Iowa
March 14, 2008

[Deloitte & Touche LLP]
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
ML Life Insurance Company of New York
We have audited the accompanying balance sheets of ML Life Insurance Company of New York (the “Company”) as of December 31, 2006, and the related statements of earnings, comprehensive income, stockholder’s equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Life Insurance Company of New York as of December 31, 2006, and the results of its operations and it cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 2, 2007

ML Life Insurance Company of New York
(a wholly owned subsidiary of AEGON USA, Inc.)
Balance Sheets

	Successor	Predecessor
	December 31,	December 31,
(dollars in thousands)	2007	2006
ASSETS

Investments
Fixed maturity available-for-sale securities, at estimated fair value	$100,231	$132,440
Equity available-for-sale securities, at estimated fair value	1,126	1,386
Policy loans on insurance contracts, at outstanding loan balances	69,165	72,779

	170,522	206,605

Cash and Cash Equivalents	60,406	35,952

Accrued Investment Income	2,866	3,622

Deferred Policy Acquisition Costs	—	22,485

Deferred Sales Inducements	—	1,840

Value of Business Acquired	44,024	—

Other Intangibles	8,330	—

Goodwill	6,882	—

Federal Income Taxes — Current	836	—

Other Assets	6,125	8,027

Separate Accounts Assets	925,828	970,012

Total Assets	$1,225,819	$1,248,543

See Notes to Financial Statements.	(Continued)

ML Life Insurance Company of New York
(a wholly owned subsidiary of AEGON USA, Inc.)
Balance Sheets

	Successor	Predecessor
	December 31,	December 31,
(dollars in thousands, except common stock par value and shares)	2007	2006
LIABILITIES
Policyholder Liabilities and Accruals
Policyholder account balances	$140,782	$152,840
Future policy benefits	22,764	22,326
Claims and claims settlement expenses	4,618	8,501

	168,164	183,667

Other Policyholder Funds	989	679

Federal Income Taxes — Deferred	—	2,089

Federal Income Taxes — Current	—	1,064

Affiliated Payables — Net	—	1,417

Other Liabilities	—	1,849

Separate Accounts Liabilities	925,828	970,012

Total Liabilities	1,094,981	1,160,777

STOCKHOLDER’S EQUITY
Common stock ($10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	128,638	52,310
Accumulated other comprehensive loss, net of taxes	—	(753)
Retained earnings	—	34,009

Total Stockholder’s Equity	130,838	87,766

Total Liabilities and Stockholder’s Equity	$1,225,819	$1,248,543

See Notes to Financial Statements.

ML Life Insurance Company of New York
(a wholly owned subsidiary of AEGON USA, Inc.)
Statements of Earnings

	Predecessor	Predecessor	Predecessor
(dollars in thousands)	For the Years Ended December 31,
	2007	2006	2005
Net Revenues
Policy charge revenue	$20,782	$19,577	$18,431
Net investment income	11,246	11,523	11,275
Net realized investment gains (loss)	1,141	(71)	1,799

Total Net Revenues	33,169	31,029	31,505

Benefits and Expenses
Interest credited to policyholder liabilities	7,643	7,823	8,216
Policy benefits (net of reinsurance recoveries: 2007 - $1,846; 2006 - $1,219; 2005 - $98)	2,069	2,608	2,501
Reinsurance premium ceded	1,872	1,915	1,845
Amortization of deferred policy acquisition costs	2,184	3,269	7,005
Insurance expenses and taxes	3,942	4,424	4,699

Total Benefits and Expenses	17,710	20,039	24,266

Earnings Before Federal Income Taxes	15,459	10,990	7,239

Federal Income Tax Expense (Benefit)
Current	3,786	3,656	2,585
Deferred	1,062	(230)	(814)

Total Federal Income Tax Expense	4,848	3,426	1,771

Net Earnings	$10,611	$7,564	$5,468

See Notes to Financial Statements.

ML Life Insurance Company of New York
(a wholly owned subsidiary of AEGON USA, Inc.)
Statements of Comprehensive Income

	Predecessor	Predecessor	Predecessor
(dollars in thousands)	For the Years Ended December 31,
	2007	2006	2005
Net Earnings	$10,611	$7,564	$5,468

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during the period	499	509	(1,474)
Reclassification adjustment for gains included in net earnings	(2)	(71)	(1,799)

	497	438	(3,273)

Adjustments for policyholder liabilities	(20)	214	512
Adjustments for deferred federal income taxes	(167)	(228)	966

	(187)	(14)	1,478

Total other comprehensive income (loss), net of taxes	310	424	(1,795)

Comprehensive Income	$10,921	$7,988	$3,673

See Notes to Financial Statements.

ML Life Insurance Company of New York
(a wholly owned subsidiary of AEGON USA, Inc.)
Statements of Stockholder’s Equity

			Accumulated
		Additional	other		Total
	Common	paid-in	comprehensive	Retained	stockholder’s
(dollars in thousands)	stock	capital	income (loss)	earnings	equity
Balance, January 1, 2005 (Predecessor)	$2,200	52,310	618	25,088	$80,216
Net earnings				5,468	5,468
Other comprehensive loss, net of taxes			(1,795)		(1,795)

Balance, December 31, 2005 (Predecessor)	2,200	52,310	(1,177)	30,556	83,889
Net earnings				7,564	7,564
Cash dividend paid to Merrill Lynch Insurance Group, Inc.				(4,111)	(4,111)
Other comprehensive income, net of taxes			424		424

Balance, December 31, 2006 (Predecessor)	2,200	52,310	(753)	34,009	87,766
Net earnings				10,611	10,611
Cash dividend paid to Merrill Lynch Insurance Group, Inc.				(5,453)	(5,453)
Other comprehensive income, net of taxes			310		310

Balance, at date of acquisition (Predecessor)	2,200	52,310	(443)	39,167	93,234
Effect of pushdown accounting of AEGON USA, Inc.’s purchase price on ML Life Insurance Company of New York’s net assets acquired (see Note 3)		76,328	443	(39,167)	37,604

Balance, December 31, 2007 (Successor)	$2,200	$128,638	$—	$—	$130,838

See Notes to Financial Statements.

ML Life Insurance Company of New York
(a wholly owned subsidiary of AEGON USA, Inc.)
Statements of Cash Flows

	Predecessor	Predecessor	Predecessor
(dollars in thousands)	For the Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net earnings	$10,611	$7,564	$5,468
Noncash items included in earnings:
Amortization of deferred policy acquisition costs	2,184	3,269	7,005
Capitalization of policy acquisition costs	(1,751)	(2,716)	(1,911)
Amortization of deferred sales inducements	157	63	(28)
Capitalization of sales inducements	(714)	(1,302)	(573)
Amortization of investments	238	603	821
Interest credited to policyholder liabilities	7,643	7,823	8,216
Change in guaranteed benefit liabilities	(592)	56	285
Deferred federal income tax expense (benefit)	1,062	(230)	(814)
(Increase) decrease in operating assets:
Accrued investment income	756	312	(15)
All other assets — net	1,015	(4,255)	2,206
Increase (decrease) in operating liabilities:
Claims and claims settlement expenses	(3,883)	5,172	(1,936)
Other policyholder funds	310	415	(835)
All other liabilities — net	(4,330)	(44)	1,283
Other operating activities:
Net realized investment (gains) losses	(1,141)	71	(1,799)

Net cash and cash equivalents provided by operating activities	11,565	16,801	17,373

Cash Flows From Investing Activities:
Proceeds from (payments for):
Sales of available-for-sale securities	12,210	22,173	36,283
Maturities of available-for-sale securities	41,362	41,403	13,182
Purchases of available-for-sale securities	(19,808)	(32,653)	(36,992)
Policy loans on insurance contracts – net	3,614	1,614	2,357

Net cash and cash equivalents provided by investing activities	37,378	32,537	14,830

See Notes to Financial Statements.	(Continued)

ML Life Insurance Company of New York
(a wholly owned subsidiary of AEGON USA, Inc.)
Statements of Cash Flows

	Predecessor	Predecessor	Predecessor
(dollars in thousands)	For the Years Ended December 31,
	2007	2006	2005
Cash Flows From Financing Activities:
Cash dividend paid to Merrill Lynch Insurance Group, Inc.	$(5,453)	$(4,111)	$—
Policyholder deposits (excludes internal policy replacement deposits)	32,544	52,072	35,439
Policyholder withdrawals (including transfers from separate accounts)	(51,580)	(75,997)	(59,641)

Net cash and cash equivalents used in financing activities	(24,489)	(28,036)	(24,202)

Net increase in cash and cash equivalents	24,454	21,302	8,001

Cash and cash equivalents, beginning of year	35,952	14,650	6,649

Cash and cash equivalents, end of year	$60,406	$35,952	$14,650

Supplementary Disclosure of Cash Flow Information:
Cash paid for:
Federal income taxes	$5,686	$3,234	$2,677
Interest	74	179	67
See Notes to Financial Statements.

ML Life Insurance Company of New York
(a wholly owned subsidiary of AEGON USA, Inc.)
Notes to Financial Statements
(Dollars in Thousands)
Note 1. Acquisition of ML Life Insurance Company of New York by AEGON USA, Inc.
On December 28, 2007 (the “Acquisition Date”), ML Life Insurance Company of New York (“MLLICNY” or the “Company”) and its affiliate, Merrill Lynch Life Insurance Company (“MLLIC”) were acquired by AEGON USA, Inc. (“AUSA”) for $0.13 billion and $1.12 billion, respectively for a total price for both entities of $1.25 billion. AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over 10 countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, general insurance and limited banking operations in a number of these countries. Prior to the Acquisition Date, MLLICNY was a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. (“MLIG”), which is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“ML&Co.”). See Note 3 for additional information on the purchase price and goodwill related to this transaction.
Note 2. Summary of Significant Accounting Policies
Description of Business
The Company sells non-participating annuity products, including variable annuities, modified guaranteed annuities and immediate annuities. The Company is licensed to sell insurance and annuities in nine states; however, it currently limits its marketing activities to the State of New York. The Company markets its products solely through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“MLPF&S”), a wholly owned broker-dealer subsidiary of ML&Co.
Basis of Reporting
The accompanying financial statements have been prepared in conformity with U. S. generally accepted accounting principles (“GAAP”). The Company also submits financial statements to insurance industry regulatory authorities, which are prepared on the basis of statutory accounting practices (“SAP”). The significant accounting policies and related judgments underlying the Company’s Financial Statements are summarized below.
On December 28, 2007, AUSA completed the acquisition of MLLICNY and its affiliate MLLIC. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles, the acquisition is being accounted for by AUSA using the purchase method of accounting, which requires the assets and liabilities of the Company to be identified and measured at their estimated fair values as of the Acquisition Date. The estimated fair values are subject to adjustment of the initial allocation for a one-year period as more information relative to the fair values as of the Acquisition Date becomes available.
In addition, as required by the U.S. Securities and Exchange Commission Staff Accounting Bulletin 54, Push Down Basis of Accounting in Financial Statements of a Subsidiary, the purchase method of accounting applied by AUSA to the acquired assets and liabilities associated with the Company has been “pushed down” to the financial statements of the Company, thereby establishing a new basis of accounting. As a result, the Company follows AUSA’s accounting policies subsequent to the Acquisition Date. This new basis of accounting is referred to as the “successor basis”, while the historical basis of accounting is referred to as the “predecessor basis’’. In general, Balance Sheet amounts at December 31, 2007 are representative of the successor basis of accounting while Statements of Earnings, Comprehensive Income, and Cash Flows amounts for 2007 are representative of the predecessor basis of accounting. Financial Statements included herein for periods prior and subsequent to the Acquisition Date are labeled “Predecessor” and “Successor”, respectively. Since the actual results between the period December 28, 2007 and December 31, 2007 were not material, the Company has utilized December 31, 2007 as the Acquisition Date herein.
Certain amounts in the predecessor financial statements have been reclassified to conform to the presentation of the successor and the current year presentation.
Accounting Estimates and Assumptions
The preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Those estimates are inherently subject to change and actual results could differ from those estimates.

Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain invested assets, asset valuation allowances, deferred policy acquisition costs, goodwill, value of business acquired, insurance and investment contract liabilities, income taxes and potential effects of resolved litigated matters.
Revenue Recognition
Revenues for variable annuity contracts consist of policy charges for i) mortality and expense risks, ii) certain guaranteed benefits selected by the contract owner, iii) administration fees, iv) annual contract maintenance charges, and v) withdrawal charges assessed on contracts surrendered during the withdrawal charge period. Revenues for variable annuity contracts are recognized when policy charges are assessed or earned.
Revenues for variable life insurance contracts consist of policy charges for i) mortality and expense risks, ii) cost of insurance fees, iii) amortization of deferred sales charges, and iv) withdrawal charges assessed on contracts surrendered during the withdrawal charge period. Revenues for variable life contracts are recognized when policy charges are assessed or earned. The Company does not currently manufacture variable life insurance contracts.
Revenues for interest-sensitive annuity contracts (market value adjusted annuities, immediate annuities, and single premium deferred annuities) and interest-sensitive life insurance contracts (single premium whole life insurance) consist of i) investment income, ii) gains (losses) on the sale of invested assets, and iii) withdrawal charges assessed on contracts surrendered during the withdrawal charge period. Revenues for interest-sensitive annuity and life insurance contracts are recognized when investment income and investment sales are earned while revenues for contract charges are recognized when assessed or earned. The Company does not currently manufacture single premium deferred annuities or single premium whole life contracts.
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
If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, rating agency announcements, or news wire services) and the Company’s ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential other-than-temporary impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.
For fixed maturity securities, premiums are amortized to the earlier of the call or maturity date, discounts are accreted to the maturity date, and interest income is accrued daily. For equity securities, dividends are recognized on the ex-dividend date. Prior to December 28, 2007, realized gains and losses on the sale or maturity of investments were determined on the basis of specific identification. Subsequent to December 28, 2007, realized gains and losses on the sale or maturity of investments are determined on the FIFO basis. Investment transactions are recorded on the trade date.
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
Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

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
As of December 31, 2007, the DAC balance was zero as a result of push-down accounting at the Acquisition Date.
Deferred Sales Inducements (“DSI”)
The Company offers a sales inducement whereby the contract owner receives a bonus which increases the initial account balance by an amount equal to a specified percentage of the contract owner’s deposit. This amount may be subject to recapture under certain circumstances. Consistent with DAC, sales inducements for variable annuity contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. The impact of these revisions on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. It is reasonably possible that estimates of future gross profits could be reduced in the future, resulting in a material reduction in the carrying amount of the deferred sales inducement asset.
The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Earnings.
As of December 31, 2007, the DSI balance was zero as a result of push-down accounting at the Acquisition Date.
Value of Business Acquired (VOBA)
VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts inforce at the Acquisition Date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than unamortized balance. In addition, the Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. This practice assumes that the expectations for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. Since there were no events or circumstances to indicate that there may be any significant change in the fair value of net assets acquired on December 28, 2007, management did not perform an impairment test for VOBA.

Other Intangibles
Other intangible assets that were acquired at the Acquisition Date are a distribution agreement, a tradename, and a non-compete agreement. The tradename and the non-compete are required to be amortized on a straight-line basis over their useful life of five years. The distribution intangible will be amortized over the expected economic benefit period and at a pace consistent with the expected future gross profit streams generated from the distribution agreement, which is 30 years. The entire asset amount has been allocated to annuities. The carrying values of the intangibles will be reviewed periodically for indicators of impairment in value including unexpected or adverse changes in the following: (1) the economic or competitive environments in which the Company operates, (2) the profitability analyses, (3) cash flow analyses, and (4) the fair value of the relevant business operation. If there was an indication of impairment, then the cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary. Since there were no events or circumstances to indicate that there may be any significant change in the fair value of net assets acquired on December 28, 2007, management did not perform an impairment test for the other intangibles.
Goodwill
Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Under SFAS No. 142, “Goodwill and Other Intangible Assets", goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down to fair value based primarily on discounted cash flows. Since there were no events or circumstances to indicate that there may be any significant change in the fair value of net assets acquired on December 28, 2007, management did not perform an impairment test for the acquired goodwill.
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

Liabilities for guaranteed benefits for variable annuity and life insurance contracts are discussed in more detail in Note 6 of the Financial Statements. Interest rates used in establishing such liabilities are as follows:

	Successor	Predecessor
Interest rates used for liabilities	2.55% — 5.50%	3.00% — 8.80%
Claims and Claims Settlement Expenses
Liabilities for claims and claims settlement expenses equal the death benefit (plus accrued interest) for claims that have been reported to the Company but have not settled and an estimate, based upon prior experience, for unreported claims.
Federal Income Taxes
The results of operations of the Company through December 28, 2007 were included in the consolidated Federal income tax return of ML&Co. The Company had entered into a tax-sharing agreement with ML&Co. whereby the Company calculated its current tax provision based on its operations and periodically remitted its current federal income tax liability to ML&Co. The tax-sharing agreement with ML&Co. was terminated on December 28, 2007. The Company has not entered into a new tax sharing agreement.
The Company provides for income taxes on all transactions that have been recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted.
For federal income tax purposes, an election under Internal Revenue Code Section 338 was made by AUSA in connection with the purchase of the Company. As a result of this election, the income tax bases in the acquired assets and liabilities were adjusted as of the Acquisition Date resulting in a change to the related deferred income taxes. See Notes 3 and 7.
The Company is subject to taxes on premiums and is exempt from state income taxes in most states.
Recent Accounting Pronouncements
In December 2007, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”) and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. SFAS 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS 141(R) effective date shall not be adjusted upon adoption of SFAS 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The Company expects to adopt SFAS 141(R) on January 1, 2009, and has not yet determined the effect of SFAS 141(R) on its Financial Statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company expects to adopt SFAS 160 on January 1, 2009 and has not yet determined the effect of SFAS 160 on its Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. Prior to the acquisition by AUSA, the Company early adopted SFAS No. 159 as of the first quarter 2007, but did not elect the fair value option for any of its existing assets or liabilities and therefore, the adoption did not have an impact on the Company’s Financial Statements. However, AUSA has not elected early adoption, and therefore as a result of the acquisition by AUSA and the resulting new basis of accounting, the Company will adopt SFAS No. 159 on January 1, 2008 and it is not expected to have a material impact on the Company’s Financial Statements.
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
In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted, provided the entity has not yet issued financial statements for the fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively. Prior to the acquisition by AUSA, the Company had early adopted SFAS No. 157 as of the first quarter 2007, which did not have a material impact on the Company’s Financial Statements. However, AUSA has not elected early adoption, and therefore as a result of the acquisition by AUSA and the resulting new basis of accounting, the Company will adopt SFAS No. 157 on January 1, 2008 and it is not expected to have a material impact on the Company’s Financial Statements.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s Financial Statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 in the first quarter of 2007. The adoption of FIN 48 did not have an impact on the Company’s Financial Statements. As a result of the Company’s election for federal income tax purposes of Internal Revenue Code Section 338, the predecessor is responsible for any FIN 48 obligation that existed prior to the Acquisition Date.
Note 3. Purchase Price Allocation and Goodwill — Preliminary
On December 28, 2007, the Company and its affiliate, MLLIC, were acquired by AUSA for $0.13 billion and $1.12 billion, respectively for a total price for both entities of $1.25 billion. The allocation of the purchase price to the entities is based on their relative fair value. Since the actual results between the period December 28, 2007 and December 31, 2007 were not material, the Company has utilized December 31, 2007 as the Acquisition Date.
In addition, on December 28, 2007, ML&Co. and AUSA entered into a transition services agreement whereby ML&Co. is to provide certain outsourced third-party services required for the normal operations of the business and other services necessary for the migration to AUSA’s infrastructure. These services may be provided for a period of up to two years.
The purchase price has been allocated to the assets acquired and liabilities assumed using management’s best estimate of their fair value as of the Acquisition Date. The Company anticipates further refinement of the estimated fair values during the year as additional information relative to the fair values as of the Acquisition Date become available. Based upon AUSA’s method of attributing the purchase price to the entities acquired, refinements to the estimated fair values may result in changes to the purchase price of each of the entities. In no case will the adjustments extend beyond one year from the Acquisition Date.
In connection with the purchase of the Company discussed in Note 1, ML&Co. has agreed to make an additional payment to AUSA for the cost, if any, of making an election to determine policy acquisition costs to be capitalized for tax purposes without regard to the Company’s general expenses for its tax year ended December 31, 2008. If such a payment is made, it is not expected to have a material impact on any of the push-down accounting adjustments.
The computation of the purchase price and the allocation of the purchase price to the net assets acquired based upon their respective fair values at December 28, 2007, and the resulting goodwill, are presented below.

	Successor
Total Purchase Price		$1,249,974
Purchase price allocated to MLLIC		1,119,136

Purchase price allocated to the Company		130,838

Net Assets acquired prior to purchase accounting adjustments	$93,234

Adjustments to reflect assets acquired at fair value:
Fixed maturity available-for-sale securities	(112)
Equity available-for-sale securities	7
Elimination of historical DAC	(22,052)
Elimination of historical DSI	(2,397)
VOBA	44,024
Value of distribution agreements acquired	5,920
Value of non-compete intangible acquired	1,380
Value of tradename intangible acquired	1,030
Federal income taxes — deferred	3,318
Other assets	(51)

Adjustments to reflect liabilities assumed at fair value:
Policyholder account balances	21
Future policy benefits	(366)
Net Fair Value of Assets Acquired and Liabilities Assumed		123,956

Goodwill Resulting from the Acquisition		$6,882

The entire amount of goodwill is expected to be deductible for income tax purposes.
Other Intangible Assets
VOBA reflects the estimated fair value of inforce contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts inforce at the Acquisition Date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience.
The value of the distribution agreement reflects the estimated fair value of the Company’s distribution agreement acquired at the Acquisition Date. The value of the distribution agreement is based on actuarially determined projections of future sales during the term of the agreement. The distribution intangible will be amortized over the expected economic benefit period and at a pace consistent with the expected future gross profit streams generated from the distribution agreement, which is 30 years.

The value of the tradename and the non-compete agreement reflects the estimated fair value of the tradename and the non-compete agreement at the Acquisition Date and will be amortized over the five year contractual agreement on a straight-line basis.
If actual experience under the distribution agreement, the tradename and the non-compete agreements differ from expectations, the amortization of these intangibles will be adjusted to reflect actual experience.
For purposes of calculating the VOBA and other intangible assets relating to the Acquisition, management considered the Company’s weighted average cost of capital, as well as the weighted average cost of capital required by market participants. A discount rate of 9% and 11% were used for VOBA for the life and annuity segments, respectively. A discount rate of 12% was used to value the distribution agreement, the tradename and the non-compete agreement intangible assets.
The fair values of VOBA and the distribution agreement, tradename, and the non-compete intangibles acquired at the Acquisition Date are as follows:

Successor
VOBA	$44,024
Value of distribution agreement acquired	5,920
Value of non-compete intangible acquired	1,380
Value of tradename intangible acquired	1,030

Total value of amortizable intangible assets acquired, excluding goodwill	$52,354

The estimated future amortization of VOBA and the distribution agreement, tradename, and the non-compete intangibles from 2008 to 2012 are as follows:

Successor
2008	$3,963
2009	$3,881
2010	$3,899
2011	$3,880
2012	$3,636
Note 4. Estimated Fair Value of Financial Instruments
Estimated Fair Value
As a result of the acquisition, all assets and liabilities acquired have been valued based on management’s best estimate of their fair value as of the Acquisition Date. See Note 2 for additional information regarding the determination of fair value.
Financial instruments are carried at fair value or amounts that approximate fair value. The carrying values of financial instruments at December 31, 2006 were:

Predecessor
2006
Assets:
Fixed maturity securities	$132,440
Equity securities	1,386
Policy loans on insurance contracts	72,779
Cash and cash equivalents	35,952
Separate accounts assets	970,012

Total assets	$1,212,569

Liabilities:
Policyholder account balances (1)	$152,840
Separate accounts liabilities	970,012

Total liabilities	$1,122,852

(1)	The Company records certain adjustments to policyholder account balances in conjunction with the unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts a portion of these liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive loss, net of taxes.
The amortized cost and estimated fair value of investments in fixed maturity securities and equity securities at December 31 were:

Successor
2007
Estimated
Fair
Value (1)
Fixed maturity securities:
Corporate debt securities	$73,852
Mortgage-backed securities and other asset backed securities	13,701
U.S. Government and agencies	8,877
Foreign governments	3,801

Total fixed maturity securities	$100,231

Equity securities:
Preferred stocks	$1,126

(1)	In accordance with push-down accounting, cost /amortized cost were equal to estimated fair value at December 31, 2007.

	Predecessor
	2006
	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
Corporate debt securities	$116,328	$630	$1,622	$115,336
Mortgage-backed securities and other asset backed securities	7,083	25	38	7,070
U.S. Government and agencies	6,217	105	4	6,318
Foreign governments	3,499	254	37	3,716

Total fixed maturity securities	$133,127	$1,014	$1,701	$132,440

Equity securities:
Preferred stocks	$1,382	$8	$4	$1,386

In accordance with push-down accounting implemented at December 28, 2007, there were no unrealized losses incurred at December 31, 2007. Estimated fair value and gross unrealized losses by length of time that certain fixed maturity securities have been in a continuous unrealized loss position at December 31, 2006 were:

	Predecessor
	2006
	Less than 12 months		More than 12 Months		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturity securities:
Corporate debt securities	$11,126	$52	$73,477	$1,570	$84,603	$1,622
Mortgage-backed securities and other asset backed securities	156	—	2,115	38	2,271	38
Foreign governments	—	—	1,462	37	1,462	37
U.S. Government and agencies	1,194	4	—	—	1,194	4

Equity securities:
Preferred stocks	965	4	—	—	965	4

Total temporarily impaired securities	$13,441	$60	$77,054	$1,645	$90,495	$1,705

Unrealized losses incurred during 2006 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. The Company had the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.
There were no realized investment losses due to other-than-temporary declines in fair value of securities for the years ended December 31, 2007, 2006 and 2005.
The amortized cost and estimated fair value of fixed maturity securities at December 31 by expected maturity were:

Successor
2007
Estimated
Fair
Value (1)
Fixed maturity securities:
Due in one year or less	$35,520
Due after one year through five years	34,794
Due after five years through ten years	9,804
Due after ten years	6,412

86,530

Mortgage-backed securities and other asset backed securities	13,701

Total fixed maturity securities	$100,231

(1)	In accordance with push-down accounting, cost /amortized cost were equal to estimated fair value at December 31, 2007.

	Predecessor
	2006
		Estimated
	Amortized	Fair
	Cost	Value
Fixed maturity securities:
Due in one year or less	$32,843	$32,654
Due after one year through five years	71,574	70,434
Due after five years through ten years	14,235	14,324
Due after ten years	7,392	7,958

	126,044	125,370

Mortgage-backed securities and other asset backed securities	7,083	7,070

Total fixed maturity securities	$133,127	$132,440

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
The amortized cost and estimated fair value of fixed maturity securities at December 31 by rating agency equivalent were:

Successor
2007
Estimated
Fair
Value (1)
AAA	$27,043
AA	19,529
A	35,201
BBB	17,528
Below investment grade	930

Total fixed maturity securities	$100,231

Investment grade	99%
Below investment grade	1%

(1)	In accordance with push-down accounting, cost /amortized cost were equal to estimated fair value at December 31, 2007.

	Predecessor
	2006
		Estimated
	Amortized	Fair
	Cost	Value
AAA	$32,191	$32,209
AA	29,013	28,882
A	45,625	45,285
BBB	26,298	26,064
Below investment grade	—	—

Total fixed maturity securities	$133,127	$132,440

Investment grade	100%	100%
Below investment grade	0%	0%
At December 31, 2007 and 2006, the carrying value of fixed maturity securities rated BBB- were $3,063 and $4,875, respectively, which is the lowest investment grade rating given by Standard and Poor’s.
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
The components of net unrealized gains (losses) included in accumulated other comprehensive loss, net of taxes, at December 31, 2006 were as follows:

Predecessor
2006
Assets:
Fixed maturity securities	$(687)
Equity securities	4

(683)

Liabilities:
Policyholder account balances	476
Federal income taxes — deferred	(406)

70

Stockholder equity:
Accumulated other comprehensive loss, net of taxes	$(753)

As of December 31, 2007, accumulated other comprehensive loss, net of taxes was zero as a result of push-down accounting at the Acquisition Date.
Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended December 31 were:

	Predecessor	Predecessor	Predecessor
	2007	2006	2005
Proceeds	$12,210	$22,173	$36,283
Gross realized investment gains	1,268	89	2,114
Gross realized investment losses	127	160	315

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds on the sale of available-for-sale securities sold at a realized loss were $7,619, $11,552 and $17,299 for the years ended December 31, 2007, 2006 and 2005, respectively.
During 2007, 2006 and 2005 the Company incurred realized investment losses in order to further diversify and match the duration of its invested assets to corresponding policyholder liabilities.
The Company had investment securities with a carrying value of $852 and $855 that were deposited with insurance regulatory authorities at December 31, 2007 and 2006, respectively.
Excluding investments in U.S. Government and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.
Net investment income (loss) by source for the years ended December 31 was as follows:

	Predecessor	Predecessor	Predecessor
	2007	2006	2005
Fixed maturity securities	$5,727	$6,930	$7,411
Policy loans on insurance contracts	3,385	3,560	3,679
Cash and cash equivalents	2,300	1,397	480
Equity securities	71	53	17
Other	12	(20)	—

Gross investment income	11,495	11,920	11,587
Less investment expenses	(249)	(397)	(312)

Net investment income	$11,246	$11,523	$11,275

Net realized investment gains (losses), for the years ended December 31 were as follows:

	Predecessor	Predecessor	Predecessor
	2007	2006	2005
Fixed maturity securities	$1,141	$(71)	$1,799

Note 5. DAC and DSI
The components of amortization of DAC for the years ended December 31 were as follows:

	Predecessor	Predecessor	Predecessor
	2007	2006	2005
Normal amortization related to variable life and annuity insurance products	$4,009	$4,180	$3,820
Unlocking related to variable life insurance products	(1,340)	(267)	(157)
Unlocking related to variable annuity insurance products	(485)	(644)	3,342

Total amortization of DAC	$2,184	$3,269	$7,005

During 2007, the Company revised its mortality assumptions and historical claims relating to its variable life insurance products which were favorable as compared to expectations. In addition, the Company updated its DAC model to reflect actual market returns for its variable annuity products, which were favorable as compared to expectations, consistent with the application of the reversion to the mean approach.
During 2006, the Company updated its DAC model to reflect actual market returns, which were favorable as compared to expectations, for its variable annuity products resulting in favorable unlocking. This is consistent with the application of the reversion to the mean approach.

During 2005, the Company lowered its future gross profit assumptions on certain variable life insurance and annuity products in connection to historical surrender experience and reinsurance assumptions.
DSI
During 2005, the Company introduced a variable annuity product in which certain contracts contain sales inducements. The components of deferred sales inducements for the years ended December 31 were as follows:

	Predecessor	Predecessor	Predecessor
	2007	2006	2005
Amortization	$(182)	$(35)	$28
Unlocking	25	(28)	—

Total amortization of DSI	$(157)	$(63)	$28

As previously discussed in Note 2, as of December 31, 2007, the DAC and DSI balances were zero as a result of push-down accounting at the Acquisition Date.
Note 6. Variable Contracts Containing Guaranteed Benefits
Variable Annuity Contracts Containing Guaranteed Benefits
The Company issues variable annuity contracts in which the Company may contractually guarantee to the contract owner a guaranteed minimum death benefit (“GMDB”) and/or an optional guaranteed living benefit provision. The living benefit provisions offered by the Company include a guaranteed minimum income benefit (“GMIB”) and a guaranteed minimum withdrawal benefit (“GMWB”). Information regarding the general characteristics of each guaranteed benefit type is provided below:
•	In general, contracts containing GMDB provisions provide a death benefit equal to the greater of the GMDB or the contract value. Depending on the type of contract, the GMDB may equal: i) contract deposits accumulated at a specified interest rate, ii) the contract value on specified contract anniversaries, iii) return of contract deposits, or iv) some combination of these benefits. Each benefit type is reduced for contract withdrawals.

•	In general, contracts containing GMIB provisions provide the option to receive a guaranteed future income stream upon annuitization. There is a waiting period of ten years that must elapse before the GMIB provision can be exercised.

•	Contracts containing GMWB provisions provide the contract owner the ability to withdraw minimum annual payments, regardless of the impact of market performance on the contract owner’s account value. In general, withdrawal percentages are based on the contract owner’s age at the time of the first withdrawal. The Company began offering the GMWB benefit provision in the first quarter 2006.
The Company had the following variable annuity contracts containing guaranteed benefits at December 31:

	Successor			Predecessor
	2007			2006
	GMDB	GMIB	GMWB	GMDB	GMIB	GMWB

Net amount at risk (1)	$23,456	$1,090	$24	$27,959	$84	$—

Average attained age of contract owners	68	61	72	68	60	72

Weighted average period remaining until expected annuitization	n/a	7.0 yrs	n/a	n/a	7.9 yrs	n/a

(1)	Net amount at risk for GMDB is defined as the current GMDB in excess of the contract owners’ account balance at the balance sheet date.
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
The variable annuity GMDB and GMIB liabilities for the years ended December 31 were as follows:

	GMDB	GMIB
Balance at January 1, 2006 (Predecessor)	$3,083	$76

Guaranteed benefits incurred	1,277	(192)
Guaranteed benefits paid	(855)	—
Unlocking	(669)	163

Balance at December 31, 2006 (Predecessor)	2,836	47

Guaranteed benefits incurred	1,139	34
Guaranteed benefits paid	(323)	—
Unlocking	(1,191)	20
Push-down accounting adjustment (see Note 3)	(240)	(101)

Balance at December 31, 2007 (Successor)	$2,221	$—

During 2007 and 2006, the Company updated its market return assumptions resulting in favorable unlocking for GMDB liabilities.
The Company also records liabilities, which can be either positive or negative, for contracts containing GMWB provisions and for the reinsurance of GMIB provisions (“GMIB reinsurance”) for variable annuities based on the fair value of the underlying benefit. These liabilities are recorded as a component of future policy benefits in the Balance Sheets, with changes in the fair value recognized as a component of policy benefits in the Statement of Earnings. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), the GMWB provision is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions. The GMIB reinsurance liability is considered a fair value item and is also valued in accordance with FAS 133. In general, the GMIB reinsurance liability represents the present value of future reinsurance deposits net of reinsurance recoverables less a provision for required profit.
The variable annuity GMWB and GMIB reinsurance liabilities (assets) for the years ended December 31 were as follows:

		GMIB
	GMWB	Reinsurance
Balance at December 31, 2006 (Predecessor)	$—	$318

Changes in fair value	(339)	55
Push-down accounting adjustment (see Note 3)	934	(768)

Balance at December 31, 2007 (Successor)	$595	$(395)

At December 31, contract owners’ account balances by mutual fund class for contracts containing guaranteed benefit provisions were distributed as follows:

	Successor
	2007
				Money
	Equity	Bond	Balanced	Market	Other	Total
GMDB only	$291,825	84,448	55,742	19,498	255	$451,768
GMDB and GMIB	116,853	26,682	28,442	3,318	1,586	176,881
GMWB only	14,247	3,182	3,437	184	497	21,547
GMDB and GMWB	12,903	2,690	3,993	17	341	19,944
GMIB only	6,212	995	1,086	—	151	8,444
No guaranteed benefit	3,078	462	470	191	101	4,302

Total	$445,118	118,459	93,170	23,208	2,931	$682,886

	Predecessor
	2006
				Money
	Equity	Bond	Balanced	Market	Other	Total
GMDB only	$343,921	100,346	56,066	19,417	253	$520,003
GMDB and GMIB	110,333	24,795	21,938	3,179	1,287	161,532
GMDB and GMWB	7,083	1,771	2,469	16	298	11,637
GMWB only	7,233	1,903	1,713	57	370	11,276
GMIB only	4,750	809	534	—	106	6,199
No guaranteed benefit	2,271	372	366	—	89	3,098

Total	$475,591	129,996	83,086	22,669	2,403	$713,745

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
The variable life GMDB liabilities for the years ended December 31 were as follows:

GMDB
Balance at January 1, 2006 (Predecessor)	$205

Guaranteed benefits incurred	14
Guaranteed benefits paid	—

Balance at December 31, 2006 (Predecessor)	219

Guaranteed benefits incurred	13
Guaranteed benefits paid	—
Push-down accounting adjustment (see Note 3)	(232)

Balance at December 31, 2007 (Successor)	$—

At December 31, contract owners’ account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

	Successor	Predecessor
	2007	2006
Balanced	$105,742	$108,938
Equity	78,332	82,920
Bond	29,471	32,903
Money Market	29,397	31,506

Total	$242,942	$256,267

Note 7. Federal Income Taxes
The following is a reconciliation of the provision for income taxes based on earnings before Federal income taxes, computed using the Federal statutory tax rate, versus the reported provision for income taxes for the years ended December 31:

	Predecessor	Predecessor	Predecessor
	2007	2006	2005
Provisions for income taxes computed at Federal statutory rate	$5,411	$3,847	$2,533
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(407)	(360)	(772)
Foreign tax credit	(156)	(61)	10

Federal income provision	$4,848	$3,426	$1,771

Effective tax rate	31%	31%	24%
The Federal statutory rate for each of the three years ended December 31 was 35%.
The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each were as follows:

	Predecessor	Predecessor	Predecessor
	2007	2006	2005
Policyholder account balances	$397	$(740)	$(316)
Investment adjustments	357	27	693
DSI	195	434	210
DAC	113	49	(1,401)

Deferred Federal income tax provision (benefit)	$1,062	$(230)	$(814)

Deferred tax assets and liabilities at December 31 were as follows:

	Successor	Predecessor
	2007	2006 (1)
Deferred tax assets:
DAC	$15,502	$—
Policyholder account balances	3,286	3,807
Investment adjustments	—	745
Net unrealized investment loss on investment securities	—	406

Total deferred tax assets	18,788	4,958

Deferred tax liabilities:
VOBA	18,788	—
DAC	—	6,403
DSI	—	644

Total deferred tax liabilities	18,788	7,047

Net deferred tax liability	$—	$(2,089)

(1)	At December 28, 2007, all deferred tax assets and liabilities associated with the predecessor were adjusted to zero due to the Section 338 tax election made by AUSA. The Section 338 election caused the predecessor to treat the acquisition as a sale of its assets for Federal tax purposes which reversed all of the predecessor’s temporary differences.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company has analyzed all material tax positions under the provisions of FASB Interpretation No. 48, and has determined that there are no tax benefits that should not be recognized as of December 31, 2006 or as of December 31, 2007. There are no unrecognized tax benefits that would affect the effective tax rate. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.
The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company has recognized no such interest and penalties in its financial statements for the years ended December 31, 2007 and 2006.
The Company files a return in the U.S. Federal tax jurisdiction, and various state tax jurisdictions. As a result of the Company’s election for Federal income tax purposes of Internal Revenue Code Section 338, the predecessor is responsible for any FIN 48 obligations that existed prior to the Acquisition Date.
The Company will file a separate federal income tax return for the years 2008 through 2012. Beginning in 2013 and assuming no changes in ownership, the Company will join the affiliated consolidated tax group. The Company has no valuation allowance related to its deferred tax assets as of December 31, 2007, and no change in valuation allowance since December 31, 2006. Management believes it is more likely than not that the Company or the affiliated consolidated group will generate sufficient taxable income in the appropriate carryforward periods to realize the benefit of its deferred tax assets.

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
Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. As of December 31, 2007, the Company held collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $285 that can be drawn upon for delinquent reinsurance recoverables.
As of December 31, 2007, the Company had the following life insurance inforce:

Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other	Net	assumed to
	amount	companies	companies	amount	net
Life insurance inforce	$561,597	$69,382	$1,529	$493,744	0.3%
In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. As of December 31, 2007, 60% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.
Note 9. Related Party Transactions
Prior to December 28, 2007, the Company had the following affiliated agreements in effect:
The Company and MLIG were parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG, in relation to this service agreement, were reimbursed by the Company on an allocated cost basis. Charges allocated to the Company by MLIG pursuant to the agreement were $3,369, $3,842 and $3,954 for 2007, 2006 and 2005, respectively. Charges attributable to this agreement were included in insurance expenses and taxes, except for investment related expenses, which are included in net investment income. The Company was allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest incurred was $74, $179 and $67 for 2007, 2006 and 2005, respectively. Intercompany interest is included in net investment income.
The Company had a general agency agreement with Merrill Lynch Life Agency Inc. (“MLLA”) whereby registered representatives of MLPF&S, who are the Company’s licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA was paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $2,295, $2,986 and $2,042 for 2007, 2006 and 2005, respectively. Certain commissions were capitalized as DAC and were being amortized in accordance with the accounting policy discussed in Note 2. Charges attributable to this agreement were included in insurance expenses and taxes, net of amounts capitalized.
MLIG had entered into an agreement with Roszel Advisors, LLC (“Roszel”), a subsidiary of MLIG, with respect to administrative services for the MLIG Variable Insurance Trust (“the Trust”). Certain Separate Accounts of the Company may invest in the various mutual fund portfolios of the Trust in connection with variable annuity contracts the Company has inforce. Under this agreement, Roszel pays MLIG an amount equal to a percentage of the assets invested in the Trust through the Separate Accounts. Revenue attributable to this agreement are included in policy charge revenue. The Company received from MLIG its allocable share of such compensation in the amount of $197, $198 and $205 during 2007, 2006 and 2005, respectively.
Effective September 30, 2006, ML&Co. transferred the Merrill Lynch Investment Managers, L.P. (“MLIM”) investment management business to BlackRock, Inc. (“BlackRock”) in exchange for approximately half of the economic interest in the combined firm, including a 45% voting interest. Under this agreement, all previous investment management services performed by MLIM were merged into BlackRock.

Prior to September 30, 2006, the Company and MLIM were parties to a service agreement whereby MLIM agreed to provide certain invested asset management services to the Company. The Company paid a fee to MLIM, for these services through the MLIG service agreement. Charges paid to MLIM through the first three quarters of 2006 and allocated to the Company by MLIG were $96. Charges for 2005 were $155.
Subsequent to December 28, 2007, the Company had the following affiliated agreements in effect:
The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three day period from December 29, 2007 to December 31, 2007, no expenses were incurred under this agreement.
AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three day period from December 29, 2007 to December 31, 2007, no expenses were incurred under this agreement.
Transamerica Capital, Inc. provides wholesaling distribution services for the Company under a distribution agreement. During the three day period from December 29, 2007 to December 31, 2007, no expenses were incurred under this agreement.
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
Note 10. Stockholder’s Equity and Statutory Regulations
During 2007, the Company paid ordinary cash dividends of $5,453 to its former parent, MLIG. During 2006, the Company paid ordinary cash dividends of $4,111 to MLIG. During 2005, the Company did not pay a dividend.
Applicable insurance department regulations require that the Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices differ from principles utilized in these financial statements as follows: policy acquisition costs are expensed as incurred, policyholder liabilities are established using different actuarial assumptions, provisions for deferred income taxes are limited to temporary differences that will be recognized within one year, and securities are valued on a different basis. In addition, purchase accounting adjustments such as VOBA, goodwill, and other intangibles are not recognized on a statutory basis.
The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the New York Insurance Department. The State of New York has adopted the National Association of Insurance Commissioners (“NAIC”) statutory accounting practices as a component of prescribed or permitted practices by the State of New York.
Statutory capital and surplus at December 31, 2007 and 2006, was $76,871 and $56,734, respectively. At December 31, 2007 and 2006, approximately $7,467 and $5,453, respectively, of stockholder’s equity was available for dividend distribution that does not require approval from the New York insurance department.
The Company’s statutory net income for 2007, 2006, and 2005 was $19,969, $17,427 and $10,662, respectively.
The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should hold based upon that company’s risk profile. As of December 31, 2007, and 2006, based on the RBC formula, the Company’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.
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
Note 12. Segment Information
In reporting to management, the Company’s operating results are categorized into two business segments: Annuities and Life Insurance. The Company’s Annuity segment consists of variable annuity and interest-sensitive annuity contracts. The Company’s Life Insurance segment consists of variable life insurance and interest-sensitive life insurance contracts. The Company currently does not manufacture, market, or issue life insurance contracts. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. All revenue and expense transactions are recorded at the contract level and accumulated at the business segment level for review by management. The “Other” category, presented in the following segment financial information, represents net revenues and earnings on invested assets that do not support life or annuity policyholder liabilities. Effective December 28, 2007, management no longer considers “Other” a category for segment reporting purposes. It is impracticable to restate the prior period segment information as well as disclosing the information under both the old basis and the new basis of reporting. Therefore, the predecessor information is shown under the old basis, three segments — Annuities, Life Insurance and Other, while the successor information is shown under the new basis, two segments — Annuities and Life Insurance.
The following tables summarize each business segment’s contribution to consolidated earnings for the years ended December 31.

	Predecessor
	2007
		Life
	Annuities	Insurance	Other	Total
Policy charge revenue	$13,592	$7,190	$—	$20,782
Net interest spread (1)	1,379	62	2,162	3,603
Net realized investment gains (losses)	1,159	—	(18)	1,141

Net Revenues	16,130	7,252	2,144	25,526

Policy benefits	(124)	2,193	—	2,069
Reinsurance premiums ceded	485	1,387	—	1,872
Amortization of DAC	2,044	140	—	2,184
Insurance expenses and taxes	3,248	694	—	3,942

Net Benefits and Expenses	5,653	4,414	—	10,067

Earnings before federal income taxes	10,477	2,838	2,144	15,459

Federal income tax expense	3,199	898	751	4,848

Net Earnings	$7,278	$1,940	$1,393	$10,611

(1)	Management considers investment income net of interest credited to policyholder liabilities in evaluating results.

	Predecessor
	2006
		Life
	Annuities	Insurance	Other	Total
Policy charge revenue	$12,188	$7,389	$—	$19,577
Net interest spread (1)	1,492	815	1,393	3,700
Net realized investment gains (losses)	(67)	—	(4)	(71)

Net Revenues	13,613	8,204	1,389	23,206

Policy benefits	961	1,647	—	2,608
Reinsurance premiums ceded	483	1,432	—	1,915
Amortization of DAC	2,005	1,264	—	3,269
Insurance expenses and taxes	3,256	1,168	—	4,424

Net Benefits and Expenses	6,705	5,511	—	12,216

Earnings before federal income taxes	6,908	2,693	1,389	10,990

Federal income tax expense	2,139	801	486	3,426

Net Earnings	$4,769	$1,892	$903	$7,564

(1)	Management considers investment income net of interest credited to policyholder liabilities in evaluating results.

	Predecessor
	2005
		Life
	Annuities	Insurance	Other	Total
Policy charge revenue	$11,085	$7,346	$—	$18,431
Net interest spread (1)	1,055	1,045	959	3,059
Net realized investment gains	1,799	—	—	1,799

Net Revenues	13,939	8,391	959	23,289

Policy benefits	1,136	1,365	—	2,501
Reinsurance premiums ceded	406	1,439	—	1,845
Amortization of DAC	5,529	1,476	—	7,005
Insurance expenses and taxes	3,388	1,311	—	4,699

Net Benefits and Expenses	10,459	5,591	—	16,050

Earnings before federal income taxes	3,480	2,800	959	7,239

Federal income tax expense	736	700	335	1,771

Net Earnings	$2,744	$2,100	$624	$5,468

(1)	Management considers investment income net of interest credited to policyholder liabilities in evaluating results.

The following tables represent select balance sheet information for the years ended December 31.

	Successor
	2007
		Life
	Annuities	Insurance	Total
Total assets	$857,543	$368,276	$1,225,819
Total policyholder liabilities and accruals	87,180	80,984	168,164

	Predecessor
	2006
		Life
	Annuities	Insurance	Other	Total
Total assets	$843,748	$359,284	$45,511	$1,248,543
Total policyholder liabilities and accruals	95,974	87,693	—	183,667
The following table summarizes the Company’s total revenues by contract type for the years ended December 31:

	Predecessor	Predecessor	Predecessor
	2007	2006	2005
Annuities:
Variable annuities	$14,032	$12,834	$11,658
Interest-sensitive annuities	2,098	779	2,281

Total Annuities	16,130	13,613	13,939

Life Insurance:
Variable life	7,176	8,147	8,346
Interest-sensitive whole life	76	57	45

Total Life Insurance	7,252	8,204	8,391

Other	2,144	1,389	959

Net Revenues (1)	$25,526	$23,206	$23,289

(1)	Management considers investment income net of interest credited to policyholder liabilities in evaluating Net Revenues.
******

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML Life Insurance Company of New York (Registrant)

Date: March 27, 2008	By:	*
John T. Mallett Treasurer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

*	Director and President	March 27, 2008
Lon J. Olejniczak

*	Director and Secretary	March 27, 2008
Frank A. Camp

*	Director and Senior Vice President	March 27, 2008
Robert R. Frederick

*	Director, Treasurer and Chief Financial Officer	March 27, 2008
John T. Mallett

*	Director and Senior Vice President—Operations	March 27, 2008
Brian C. Scott

*	Director and Senior Vice President	March 27, 2008
Ronald L. Ziegler

*	Director	March 27, 2008
Robert F. Colby

*	Vice President and Corporate Controller	March 27, 2008
Eric J. Martin

/s/ Darin D. Smith	Vice President and Assistant Secretary	March 27, 2008
Darin D. Smith

*By:	Darin D. Smith — Attorney-in-Fact pursuant to Powers of Attorney filed herewith.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy material has been or will be sent to Registrant’s security holder

     EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York	Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.

3.2	By-Laws of ML Life Insurance Company of New York	Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.

4.1	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
4.2	Modified Guaranteed Annuity Contract Application	Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
4.3	Qualified Retirement Plan Endorsement	Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
4.4	IRA Endorsement	Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.5	Company Name Change Endorsement	Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
4.6	IRA Endorsement, MLNY009	Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94	Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.
4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94	Incorporated by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.
10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc.	Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation	Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(c) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.
10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(k) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.
10.12	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.

10.13	Non-Affiliated Broker-Dealer Wholesaling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital, Inc.	Exhibit 10.13

10.14	Selling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc.	Exhibit 10.14

10.15	Keep Well Agreement between AEGON USA And ML Life Insurance Company of New York	Exhibit 10.15

10.16	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed August 17, 2007.

10.17	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.

23.1	Written Consent of Deloitte & Touche LLP, independent registered public accounting firm	Exhibit 23.1

23.2	Written Consent of Ernst & Young LLP, independent registered public accounting firm	Exhibit 23.2

24.1	Powers of Attorney	Exhibit 24.1

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.1
31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.2
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2