Form 10-Q
period 2008-03-31
ML LIFE INSURANCE CO OF NEW YORK
filed 2008-05-14
CIK 862923

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31,2008
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

                               1-800-333-6524
               (Registrant's telephone number including area code)

                            222 BROADWAY, 2ND FLOOR
                            NEW YORK, NEW YORK 10038
                    (Former Principal Executive Offices)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X           No __

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]
Smaller reporting company [ ]  Non-accelerated filer [X]


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. Financial Information
Item 1. Financial Statements

                      ML LIFE INSURANCE COMPANY OF NEW YORK
                 (A WHOLLY OWNED SUBSIDIARY OF AEGON USA, INC.)
                           BALANCE SHEETS (UNAUDITED)

                                                                       MARCH 31,   DECEMBER 31,
                                                                         2008         2007
(DOLLARS IN THOUSANDS)                                                 SUCCESSOR    SUCCESSOR
----------------------                                                ----------   ------------
ASSETS
Investments
   Fixed maturity available-for-sale securities, at estimated
      fair value (amortized cost: 2008 - $92,532; 2007 - $100,231)    $   92,612    $  100,231
   Equity available-for-sale securities, at estimated fair value
      (cost: 2008 - $550; 2007 - $1,126)                                     536         1,126
   Policy loans on insurance contracts, at outstanding loan balance       66,951        69,165
                                                                      ----------    ----------
                                                                         160,099       170,522
                                                                      ----------    ----------
Cash and cash equivalents                                                 72,375        60,406
Accrued investment income                                                  2,938         2,866
Deferred policy acquisition costs                                             88            --
Deferred sales inducements                                                    26            --
Value of business acquired                                                41,405        44,024
Other intangibles                                                          8,197         8,330
Goodwill                                                                   6,352         6,882
Federal income taxes - current                                               786           836
Other assets                                                               5,953         6,125
Separate Accounts assets                                                 839,200       925,828
                                                                      ----------    ----------
TOTAL ASSETS                                                          $1,137,419    $1,225,819
                                                                      ==========    ==========

See Notes to Financial Statements.
(Continued)

                      ML LIFE INSURANCE COMPANY OF NEW YORK
                 (A WHOLLY OWNED SUBSIDIARY OF AEGON USA, INC.)
                           BALANCE SHEETS (UNAUDITED)

                                                                    MARCH 31,   DECEMBER 31,
                                                                      2008           2007
(DOLLARS IN THOUSANDS, EXCEPT COMMON STOCK PAR VALUE AND SHARES)    SUCCESSOR     SUCCESSOR
----------------------------------------------------------------   ----------   -------------
LIABILITIES
   Policyholder liabilities and accruals
      Policyholder account balances                                $  137,697     $  140,782
      Future policy benefits                                           20,872         22,764
      Claims and claims settlement expenses                             4,451          4,618
                                                                   ----------     ----------
                                                                      163,020        168,164
                                                                   ----------     ----------
Other policyholder funds                                                  288            989
Federal income taxes - deferred                                           892             --
Affiliated payables - net                                                 397             --
Other liabilities                                                         568             --
Separate Accounts liabilities                                         839,200        925,828
                                                                   ----------     ----------
TOTAL LIABILITIES                                                   1,004,365      1,094,981
                                                                   ----------     ----------
STOCKHOLDER'S EQUITY
   Common stock ($10 par value; 220,000 shares authorized,
      issued and outstanding)                                           2,200          2,200
   Additional paid-in capital                                         128,638        128,638
   Accumulated other comprehensive income, net of taxes                    91             --
   Retained earnings                                                    2,125             --
                                                                   ----------     ----------
TOTAL STOCKHOLDER'S EQUITY                                            133,054        130,838
                                                                   ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                         $1,137,419     $1,225,819
                                                                   ==========     ==========

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
                 (A WHOLLY OWNED SUBSIDIARY OF AEGON USA, INC.)
                       STATEMENTS OF EARNINGS (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                          2008         2007
(DOLLARS IN THOUSANDS)                                 SUCCESSOR   PREDECESSOR
----------------------                                 ---------   -----------
NET REVENUES
   Policy charge revenue                                $5,265       $5,351
   Net investment income                                 2,657        2,778
   Net realized investment gains (losses)                  119           (7)
                                                        ------       ------
TOTAL NET REVENUES                                       8,041        8,122
                                                        ------       ------
BENEFITS AND EXPENSES
   Interest credited to policyholder liabilities           784        1,774
   Policy benefits (net of reinsurance
      recoveries: 2008 - $271; 2007 - $705)                534        1,202
   Reinsurance premium ceded                               477          476
   Amortization of deferred policy acquisition costs        (1)          80
   Amortization of value of business acquired            1,991           --
   Amortization of other intangible assets                 133           --
   Insurance expenses and taxes                          1,036        1,045
                                                        ------       ------
TOTAL BENEFITS AND EXPENSES                              4,954        4,577
                                                        ------       ------
EARNINGS BEFORE FEDERAL INCOME TAXES                     3,087        3,545
                                                        ------       ------
FEDERAL INCOME TAX EXPENSE
   Current                                                 120          318
   Deferred                                                842          730
                                                        ------       ------
TOTAL FEDERAL INCOME TAX EXPENSE                           962        1,048
                                                        ------       ------
NET EARNINGS                                            $2,125       $2,497
                                                        ======       ======

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
                 (A WHOLLY OWNED SUBSIDIARY OF AEGON USA, INC.)
                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        -----------------------
                                                                           2008        2007
(DOLLARS IN THOUSANDS)                                                  SUCCESSOR   PREDECESSOR
----------------------                                                  ---------   -----------
NET EARNINGS                                                              $2,125       $2,497
                                                                          ------       ------
OTHER COMPREHENSIVE INCOME
   Net unrealized gains on available-for-sale securities:
      Net unrealized holding gains arising during the period                  66          492
      Reclassification adjustment for losses included in net earnings         --            7
                                                                          ------       ------
                                                                              66          499
                                                                          ------       ------
   Adjustments for policyholder liabilities                                   39           79
   Adjustments for deferred policy acquisition costs                           2           --
   Adjustments for value of business acquired                                 33           --
   Adjustments for deferred federal income taxes                             (49)        (203)
                                                                          ------       ------
                                                                              25         (124)
                                                                          ------       ------
Total other comprehensive income, net of taxes                                91          375
                                                                          ------       ------
COMPREHENSIVE INCOME                                                      $2,216       $2,872
                                                                          ======       ======

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
                 (A WHOLLY OWNED SUBSIDIARY OF AEGON USA, INC.)
                 STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

                                                                                   ACCUMULATED
                                                                     ADDITIONAL       OTHER                      TOTAL
                                                            COMMON     PAID-IN    COMPREHENSIVE   RETAINED   STOCKHOLDER'S
(DOLLARS IN THOUSANDS)                                      STOCK      CAPITAL    INCOME (LOSS)   EARNINGS       EQUITY
----------------------                                      ------   ----------   -------------   --------   -------------
BALANCE, JANUARY 1, 2007 (PREDECESSOR)                      $2,200    $ 52,310        $(753)       $34,009     $ 87,766
Net earnings                                                                                        10,611       10,611
Cash dividend paid to Merrill Lynch Insurance Group, Inc.                                           (5,453)      (5,453)
Other comprehensive income, net of taxes                                                310                         310
                                                            ------    --------        -----        -------     --------
BALANCE, AT DATE OF ACQUISITION, (PREDECESSOR)               2,200      52,310         (443)        39,167       93,234
Effect of push down accounting of AEGON USA, Inc.'s
   purchase price on ML Life Insurance Company
   of New York's net assets acquired (see Note 2)                       76,328          443        (39,167)      37,604
                                                            ------    --------        -----        -------     --------
BALANCE, DECEMBER 31, 2007 (SUCCESSOR)                       2,200     128,638           --             --      130,838
Net earnings                                                                                         2,125        2,125
Other comprehensive income, net of taxes                                                 91                          91
                                                            ------    --------        -----        -------     --------
BALANCE, MARCH 31, 2008 (SUCCESSOR)                         $2,200    $128,638        $  91        $ 2,125     $133,054
                                                            ======    ========        =====        =======     ========

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
                 (A WHOLLY OWNED SUBSIDIARY OF AEGON USA, INC.)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 -----------------------
                                                                    2008         2007
(DOLLARS IN THOUSANDS)                                           SUCCESSOR   PREDECESSOR
----------------------                                           ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                      $  2,125     $  2,497
Adjustment to reconcile net earnings to net cash and cash
   equivalents provided by operating activities:
   Change in deferred policy acquisition costs                         (86)        (428)
   Change in deferred sales inducements                                (26)        (119)
   Change in value of business acquired                              1,991           --
   Change in other intangibles                                         133           --
   Amortization (accretion) of investments                             (38)         100
   Interest credited to policyholder liabilities                       784        1,774
   Change in guaranteed benefit reserves                               (47)        (206)
   Change in federal income tax accruals                               893          (16)
   Change in claims and claims settlement expenses                    (167)      (3,229)
   Change in other policyholder funds                                 (701)        (329)
   Change in other operating assets and liabilities, net             1,066          513
Net realized investment (gains) losses                                (119)           7
                                                                  --------     --------
NET CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES       5,808          564
                                                                  --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of available-for-sale securities                           21,140          435
   Maturities of available-for-sale securities                          --        5,775
   Purchases of available-for-sale securities                      (12,709)      (1,194)
   Policy loans on insurance contracts, net                          2,214        2,142
                                                                  --------     --------
NET CASH AND CASH EQUIVALENTS PROVIDED BY INVESTING ACTIVITIES      10,645        7,158
                                                                  --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividend paid to Merrill Lynch Insurance Group, Inc.            --       (5,453)
   Policyholder deposits (excludes internal policy replacement
      deposits)                                                      2,235        8,930
   Policyholder withdrawals (including transfers from Separate
      Accounts)                                                     (6,719)     (14,140)
                                                                  --------     --------
NET CASH AND CASH EQUIVALENTS USED IN FINANCING ACTIVITIES          (4,484)     (10,663)
                                                                  --------     --------
Net increase (decrease) in cash and cash equivalents (1)            11,969       (2,941)
Cash and cash equivalents, beginning of period                      60,406       35,952
                                                                  --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 72,375     $ 33,011
                                                                  ========     ========

(1) Included in net increase (decrease) in cash and cash equivalents is interest paid (2008 - $0; 2007 - $28); and federal income taxes paid (2008
     - $70; 2007 - $1,064)

See Notes to Financial Statements.

                      ML LIFE INSURANCE COMPANY OF NEW YORK
                 (A WHOLLY OWNED SUBSIDIARY OF AEGON USA, INC.)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             (dollars in thousands)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

ML Life Insurance Company of New York ("MLLICNY" or the "Company") is a wholly owned subsidiary of AEGON USA, Inc. ("AUSA"). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. Prior to December 28, 2007, MLLICNY was a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"), which is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co."). The Company sells non-participating annuity products, including variable annuities, modified guaranteed annuities, and immediate annuities. The Company is licensed to sell insurance and annuities in nine states; however, it currently limits its marketing activities to the State of New York.

For a complete discussion of the Company's 2007 Financial Statements and accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

The interim Financial Statements for the three month period are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Financial Statements have been included. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements included in the 2007 Annual Report on Form 10-K. The December 31, 2007 unaudited Balance Sheet was derived from the audited 2007 Financial Statements. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

BASIS OF REPORTING

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). The Company also submits financial statements to insurance industry regulatory authorities, which are prepared on the basis of statutory accounting practices ("SAP"). The significant accounting policies and related judgments underlying the Company's Financial Statements are summarized below.

On December 28, 2007, AUSA completed the acquisition of MLLICNY and its affiliate Merrill Lynch Life Insurance Company ("MLLIC"). In accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles, the acquisition was accounted for by AUSA using the purchase method of accounting, which requires the assets and liabilities of the Company to be identified and measured at their estimated fair values as of the acquisition date. The estimated fair values are subject to adjustment of the initial allocation for a one-year period as more information relative to the fair values as of the acquisition date becomes available. See Note 2 for additional information on the adjustments to the initial allocation.

In addition, as required by the U.S. Securities and Exchange Commission Staff Accounting Bulletin 54, Push Down Basis of Accounting in Financial Statements of a Subsidiary, the purchase method of accounting applied by AUSA to the acquired assets and liabilities associated with the Company has been "pushed down" to the financial statements of the Company, thereby establishing a new basis of accounting. As a result, the Company follows AUSA's accounting policies subsequent to the acquisition date. This new basis of accounting is referred to as the "successor basis", while the historical basis of accounting is referred to as the "predecessor basis". In general, Balance Sheet amounts are representative of the successor basis of accounting while the Statements of Earnings, Comprehensive Income, and Cash Flows amounts for 2007 are representative of the predecessor basis of accounting. Financial statements included herein for periods prior and subsequent to the acquisition date are labeled "Predecessor" and "Successor", respectively.

Certain reclassifications and format changes have been made to prior period Financial Statements, where appropriate, to conform to the current period presentation.

Accounting Estimates and Assumptions

The preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain invested assets, asset valuation allowances, deferred policy acquisition costs, goodwill, value of business acquired, other intangibles, policyholder liabilities, income taxes, and potential effects of resolved litigated matters.

ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. This Statement amends and expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments,
(b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application permitted. The Company expects to adopt SFAS No. 161 on January 1, 2009, and has not yet determined the effect of SFAS No. 161 on its Financial Statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business
Combinations ("SFAS 141(R)"). This statement replaces SFAS No. 141, Business Combinations and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. SFAS No. 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS No. 141(R) effective date shall not be adjusted upon adoption of SFAS No. 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The Company expects to adopt SFAS No. 141(R) on January 1, 2009, and has not yet determined the effect of SFAS No. 141(R) on its Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements ("ARB 51"). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS No. 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent's equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent's ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners.

SFAS No. 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company expects to adopt SFAS No. 160 on January 1, 2009 and has not yet determined the effect of SFAS No. 160 on its Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The adoption did not have a material impact on the Company's Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted, provided the entity has not yet issued financial statements for the fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively. The Company adopted SFAS No. 157 on January 1, 2008. The adoption did not have a material impact on the Company's Financial Statements. See Note 3 to the Financial Statements for additional disclosures.

NOTE 2. ADJUSTMENTS TO INITIAL PURCHASE PRICE ALLOCATION - PRELIMINARY

On December 28, 2007, the Company and its affiliate, MLLIC, were acquired by AUSA. The purchase price was allocated to the assets acquired and liabilities assumed using management's best estimate of their fair value as of the acquisition date. The Company anticipates further refinement of the estimated fair values during the year as additional information relative to the fair values as of the acquisition date becomes available.

The following adjustments as of March 31, 2008 were made to the initial purchase price allocation:

                                          PURCHASE PRICE ALLOCATION
                                    -------------------------------------
                                    DECEMBER 31,                MARCH 31,
                                        2007       ADJUSTMENT      2008
                                    ------------   ----------   ---------
Value of business acquired, gross     $ 44,024      $  (661)     $ 43,363
Goodwill                                 6,882         (530)        6,352
Policyholder liabilities               140,782        1,030       141,812
Future policy benefits                  22,764       (2,221)       20,543

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis at March 31, 2008:

                                                             LEVEL 1    LEVEL 2   LEVEL 3     TOTAL
                                                            --------   --------   -------   --------
ASSETS:
   Fixed maturity securities (1)                            $ 56,939   $ 35,673    $  --    $ 92,612
   Equity securities (1)                                          --        536       --         536
   Separate Accounts assets (2)                              839,200         --       --     839,200
                                                            --------   --------    -----    --------
Total assets                                                $896,139   $ 36,209    $  --    $932,348
                                                            --------   --------    -----    --------
LIABILITIES:
   Future policy benefits (embedded derivatives only) (3)   $     --         --     (124)   $   (124)
   Separate Accounts liabilities (2)                         839,200         --       --     839,200
                                                            --------   --------    -----    --------
Total liabilities                                           $839,200   $     --    $(124)   $839,076
                                                            --------   --------    -----    --------

(1) For publicly traded securities (Level 1), fair value is determined using quoted market prices. For securities without a readily ascertainable market value (Level 2), the Company utilizes pricing services and corroborated broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the Balance Sheets. Level 3 consists of securities whose fair value is estimated based on non-binding broker prices.

(2) Separate Accounts assets and underlying liabilities are carried at the net asset value provided by the fund managers.

(3) The Company records liabilities, which can be either positive or negative, for contracts containing guaranteed minimum withdrawal benefit ("GMWB") and reinsurance on guaranteed minimum income benefit ("GMIB reinsurance") riders in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The GMWB and GMIB reinsurance provisions are treated as an embedded derivative and are required to be reported separately from the host variable annuity contract. The fair value of the GMWB and GMIB reinsurance obligations are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions.

The Company's Level 3 assets consist of securities whose fair value is estimated based on non-binding broker prices. The following table provides a summary of the change in fair value of the Company's Level 3 assets at March 31, 2008:

                                  FIXED
                                MATURITY
                                --------
Balance at January 1, 2008      $ 1,244
Transfers in (out) of Level 3    (1,244)
                                -------
Balance at March 31, 2008 (a)   $    --
                                =======

(a) Recorded as a component of fixed maturity available-for-sale securities in the Balance Sheets.

The Company's Level 3 liabilities (assets) consist of provisions for GMWB and GMIB reinsurance. The following table provides a summary of the changes in fair value of the Company's Level 3 liabilities (assets) for the three month period ended March 31, 2008:

                                             GMIB
                                 GMWB    REINSURANCE
                                ------   -----------
Balance at December 31, 2007    $  595     $  (395)
Changes in valuation (a)           829      (1,153)
                                ------     -------
Balance at March 31, 2008 (b)   $1,424     $(1,548)
                                ======     =======

(a)  Recorded as a component of policy benefits in the Statements of Earnings.

(b)  Recorded as a component of future policy benefits in the Balance Sheets.

NOTE 4. INVESTMENTS

The Company's investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder's equity as a component of accumulated other comprehensive income (loss), net of taxes.

If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. During the three months ended March 31, 2008, the Company recognized a loss of $3 on securities deemed to have incurred other-than-temporary declines in fair value. There were no realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value for the three months ended March 31, 2007.

The components of net unrealized gains (losses) included in accumulated other comprehensive income, net of taxes were as follows:

                                                              MARCH 31,
                                                                 2008
                                                              ---------
ASSETS:
   Fixed maturity securities                                    $ 80
   Equity securities                                             (14)
   Deferred policy acquisitions costs                              2
   Value of business acquired                                     33
                                                                ----
                                                                 101
                                                                ----
LIABILITIES:
   Policyholder account balances                                 (39)
   Federal income taxes - deferred                                49
                                                                ----
                                                                  10
                                                                ----
STOCKHOLDER'S EQUITY:
   Accumulated other comprehensive income, net of taxes (1)     $ 91
                                                                ====

(1) At December 31, 2007 accumulated other comprehensive income, net of taxes, was zero as a result of push down accounting at the acquisition date.

NOTE 5. VALUE OF BUSINESS ACQUIRED AND OTHER INTANGIBLES

Value of business acquired ("VOBA") reflects the estimated fair value of inforce contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts inforce at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience.

The change in the carrying amount of the VOBA for the three months ended March 31, 2008 was as follows:

                               THREE MONTHS
                                   ENDED
                                 MARCH 31,
VOBA                               2008
----                           ------------
December 31, 2007                 $44,024
   Purchase price adjustment         (661)
   Amortization expense            (1,592)
   Unlocking                         (399)
   Unrealized gain                     33
                                  -------
March 31, 2008                    $41,405
                                  =======

Other intangibles include the estimated fair values of the distribution agreement, the tradename and the non-compete agreement acquired at the acquisition date.

The change in the carrying amount of the other intangibles for the three months ended March 31, 2008 was as follows:

                          THREE MONTHS
                              ENDED
                            MARCH 31,
OTHER INTANGIBLES             2008
-----------------         ------------
December 31, 2007            $8,330
   Amortization expense        (133)
                             ------
March 31, 2008               $8,197
                             ======

NOTE 6. DEFERRED POLICY ACQUISITION COSTS ("DAC")

The components of amortization of DAC for the three month periods ended March 31 were as follows:

                                                                  THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                            -----------------------
                                                               2008         2007
DAC                                                         SUCCESSOR   PREDECESSOR
---                                                         ---------   -----------
Normal amortization - variable annuity insurance products      $ 7         $ 778
Unlocking - variable annuity insurance products                 (8)         (698)
                                                               ---         -----
Total amortization of DAC                                      $(1)        $  80
                                                               ===         =====

NOTE 7. VARIABLE CONTRACTS CONTAINING GUARANTEED BENEFITS

The Company records liabilities for variable annuity contracts containing guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB") as a component of future policy benefits in the Balance Sheets and changes in the liabilities are reported as a component of policy benefits in the Statements of Earnings.

The components of the changes in the variable annuity GMDB and GMIB liability for the three month periods ended March 31, 2008 and 2007 were as follows:

                                  THREE MONTHS ENDED
                                      MARCH 31,
                               -----------------------
                                 2008          2007
GMDB                           SUCCESSOR   PREDECESSOR
----                           ---------   -----------
Guaranteed benefits incurred     $ 328       $  290
Guaranteed benefits paid          (222)        (152)
Unlocking                            2         (638)
                                 -----       -----
Total                            $ 108       $(500)
                                 =====       =====

Unlocking during the first quarter 2008 reflects the increase in expected future GMDB claims due to the current period decline in equity fund values partially offset by the higher projected growth in equity funds which typically follow such a decline. During the first quarter 2007, the Company experienced favorable GMDB liability unlocking primarily resulting from actual Separate Accounts returns that exceeded assumptions. The impact of unlocking was mitigated to a certain extent by the projection of additional claim costs.

The variable annuity GMDB liability at March 31, 2008 and December 31, 2007 was $108 and $2,221 respectively. The March 31, 2008 balance includes a purchase adjustment of ($2,221).

                                  THREE MONTHS ENDED
                                      MARCH 31,
                               -----------------------
                                  2008         2007
GMIB                           SUCCESSOR   PREDECESSOR
----                           ---------   -----------
Guaranteed benefits incurred     $190          $19
Guaranteed benefits paid           --           --
Unlocking                         (22)          --
                                 ----          ---
Total                            $168          $19
                                 ====          ===

The variable annuity GMIB liability at March 31, 2008 was $168. At December 31, 2007 the GMIB liability was zero as a result of push down accounting at the acquisition date.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. The Company records liabilities for contracts containing GMDB provisions as a component of future policy benefits. At December 31, 2007, the variable life GMDB was zero as a result of push down accounting at the acquisition date. Changes in variable life GMDB are included as a component of policy benefits in the Statements of Earnings. As of March 31, 2008 and March 31, 2007, no material guaranteed benefits were incurred or paid.

NOTE 8. STOCKHOLDER'S EQUITY AND STATUTORY ACCOUNTING PRACTICES

The Company's statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the New York Insurance Department. The State of New York has adopted the National Association of Insurance Commissioners ("NAIC") statutory accounting practices as a component of prescribed or permitted practices by the State of New York.

Statutory capital and surplus at March 31, 2008 and December 31, 2007 were $78,394 and $76,781, respectively. For the three month periods ended March 31, 2008 and 2007, statutory net income was $1,842 and $2,659, respectively.

During the first quarter of 2007, the Company paid an ordinary cash dividend of $5,453 to MLIG.

NOTE 9. RELATED PARTY TRANSACTIONS

As of March 31, 2008, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three month period ended March 31, 2008, the Company incurred $118 in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three month period ended March 31, 2008, the Company incurred $48 in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides wholesaling distribution services for the Company under a distribution agreement. During the three month period ended March 31, 2008, the Company incurred $40 in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company has a reinsurance agreement with Transamerica Occidental Life Insurance Company. During the three month period ended March 31, 2008, the Company incurred $5 in reinsurance premium ceded expense under this agreement. This expense was offset by a $5 reinsurance recovery for a pending death claim.

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party's representations and contractual obligations thereunder.

Prior to the acquisition at December 28, 2007, the Company had the following affiliated agreements in effect:

The Company and MLIG were parties to a service agreement whereby MLIG agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement were reimbursed by the Company on an allocated cost basis. Charges allocated to the Company by MLIG pursuant to the agreement were $938 for the three month period ended March 31, 2007. Charges attributable to this agreement were included in insurance expenses and taxes, except for investment related expenses, which were included in net investment income. The Company was allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest incurred was $27 for the three month period ended March 31, 2007. Intercompany interest was included in net investment income.

The Company had a general agency agreement with Merrill Lynch Life Agency, Inc. ("MLLA") whereby registered representatives of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, a wholly owned broker-dealer subsidiary of ML&Co., who were the Company's licensed insurance agents, solicited applications for contracts to be issued by the Company. MLLA was paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $589 for the three month period ended March 31, 2007. Charges attributable to this agreement were included in insurance expenses and taxes, net of amounts capitalized.

MLIG had entered into agreements with i) Roszel Advisors, LLC ("Roszel"), a subsidiary of MLIG, with respect to administrative services for the MLIG Variable Insurance Trust ("the Trust") and ii) BlackRock, Inc., with respect to administrative services for the Merrill Lynch Series Fund, Inc., Merrill Lynch Variable Series Funds, Inc. and Mercury Variable Trust, (collectively, "the Funds").

Certain Separate Accounts of the Company may invest in the various mutual fund portfolios of the Trust and Funds in connection with the variable life insurance and annuity contracts the Company has inforce. Under those agreements, Roszel and Merrill Lynch Investment Managers, L.P. paid MLIG an amount equal to a percentage of the assets invested in the Trust and Funds through the Separate Accounts. Revenue attributable to those agreements was included in policy charge revenue. The Company received from MLIG its allocable share of such compensation from Roszel in the amount of $47 during the three month period ended March 31, 2007.

NOTE 10. SEGMENT INFORMATION

In reporting to management, the Company's operating results are categorized into two business segments: Annuities and Life Insurance. The Company's Annuity segment consists of variable annuities and interest-sensitive annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The Company no longer manufactures or issues life insurance products. The accounting policies of the business segments are the same as those for the Company's financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The "Other" category, presented in the following segment financial information, represents net revenues and net earnings on invested assets that do not support annuity or life insurance contract owner liabilities. Subsequent to the acquisition, management no longer considers "Other" a category for segment reporting purposes. It is impracticable to restate the prior period segment information as well as disclosing the information under both the old basis and the new basis of reporting. Therefore, the predecessor information is shown under the old basis, three segments - annuities, life insurance and other, while the successor information is shown under the new basis, two segments - annuities and life insurance.

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings.

                    THREE MONTHS
                        ENDED
                      MARCH 31,
                        2008
                      SUCCESSOR
                    ------------
Net Revenues (1):
   Annuities           $4,428
   Life Insurance       2,831
                       ------
Net Revenues           $7,258
                       ======
Net Earnings
   Annuities           $1,259
   Life Insurance         866
                       ------
Net Earnings           $2,125
                       ======

                    THREE MONTHS
                        ENDED
                      MARCH 31,
                        2007
                     PREDECESSOR
                    ------------
Net Revenues (1):
   Annuities           $3,747
   Life Insurance       2,097
   Other                  504
                       ------
Net Revenues           $6,348
                       ======
Net Earnings
   Annuities           $2,030
   Life Insurance         139
   Other                  328
                       ------
Net Earnings           $2,497
                       ======

(1) Net revenues include total net revenues net of interest credited to policyholder liabilities.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

This Management's Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.

FORWARD LOOKING STATEMENTS

Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results and other similar matters. These forward-looking statements represent only management's beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the Company's control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors in the 2007 Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

BUSINESS OVERVIEW

ML Life Insurance Company of New York ("MLLICNY" or the "Company") is a wholly owned subsidiary of AEGON USA, Inc. ("AUSA"). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. Prior to December 28, 2007, MLLICNY was a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"), which is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co."). The Company is domiciled in New York.

MLLICNY conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. These markets are highly regulated with particular emphasis on company solvency and sales practice monitoring. MLLICNY currently offers the following guaranteed benefits within its variable annuity product suite: guaranteed minimum death benefits ("GMDB"), guaranteed minimum income benefits ("GMIB") and guaranteed minimum withdrawal benefits ("GMWB"). MLLICNY believes that the demand for retirement products containing guarantee features will continue to increase in the future. MLLICNY believes it is positioned to continue meeting these demands for guaranteed benefits.

The Company's gross earnings are principally derived from two sources:

     - the charges imposed on variable annuity and variable life insurance contracts, and

     - the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread.

The costs associated with acquiring contract owner deposits (deferred policy acquisition costs) are amortized over the period in which the Company anticipates holding those funds, as noted in the Critical Accounting Policies and Estimates section below. Insurance expenses and taxes reported in the Statements of Earnings are net of amounts deferred. In addition, the Company incurs expenses associated with the maintenance of inforce contracts.

ACQUISITION

On December 28, 2007, the Company and its affiliate, Merrill Lynch Life Insurance Company ("MLLIC"), were acquired by AUSA. The purchase price was allocated to the assets acquired and liabilities assumed using management's best estimate of their fair value as of the acquisition date. The Company anticipates further refinement of the estimated fair values during the year as additional information relative to the fair values as of the acquisition date becomes available.

The following adjustments as of March 31, 2008 were made to the initial purchase price allocation:

                                          PURCHASE PRICE ALLOCATION
                                    -------------------------------------
                                    DECEMBER 31,                MARCH 31,
                                        2007       ADJUSTMENT      2008
                                    ------------   ----------   ---------
Value of business acquired, gross     $ 44,024      $  (661)     $ 43,363
Goodwill                                 6,882         (530)        6,352
Policyholder liabilities               140,782        1,030       141,812
Future policy benefits                  22,764       (2,221)       20,543

BUSINESS ENVIRONMENT

The Company's financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

EQUITY MARKET PERFORMANCE

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), the NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). The major U.S. equity indices have steadily declined through the first quarter 2008. The Dow, NASDAQ and S&P decreased 7.6%, 14.1% and 9.9%, respectively, for the first quarter.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 76% of Separate Accounts assets were invested in equity-based mutual funds at March 31, 2008. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company's financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.

During the first three months of 2008, average variable account balances decreased $103.0 million (or 10%) to $862.7 million as compared to the same period in 2007. The decrease in average variable account balances contributed $0.3 million to the decrease in asset-based policy charge revenue during the three month period ended March 31, 2008 as compared to the same period in 2007.

Fluctuations in the U.S. equity market also directly impact the Company's exposure to guaranteed benefit provisions contained in the variable contracts it manufactures. Minimal or negative investment performance generally results in greater exposure to guaranteed provisions. Prolonged periods of minimal or negative investment performance will result in greater guaranteed benefit costs as compared to assumptions. If the Company determines that it needs to increase its estimated long term cost of guaranteed benefits, it will result in establishing greater guaranteed benefit liabilities as compared to current practice.

MEDIUM TERM INTEREST RATES, CORPORATE CREDIT, AND CREDIT SPREADS

Changes in interest rates affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest-sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest-sensitive liabilities. Also, since the Company has certain fixed products that contain guaranteed minimum crediting rates, decreases in interest rates can decrease the amount of interest spread earned by the Company.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

                                                                 THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
                                                           -----------------------
                                                              2008         2007
                                                           SUCCESSOR   PREDECESSOR
                                                           ---------   -----------
Average medium term interest rate yield (1)                   1.88%        4.65%
Decrease in medium term interest rates (in basis points)      (150)         (12)
Credit spreads (in basis points) (2)                           371           78
Expanding of credit spreads (in basis points)                  141            1
Increase on market valuations: (in millions)
   Available-for-sale investment securities                  $ 0.1        $ 0.5
   Interest-sensitive policyholder liabilities                 0.0          0.1
                                                             -----        -----
Net increase on market valuations                            $ 0.1        $ 0.6
                                                             =====        =====

(1) The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years

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

The Company's critical accounting policies and estimates are discussed below. For a full description of these and other accounting policies see Note 2 of the 2007 Annual Report on Form 10-K.

VALUATION OF FIXED MATURITY AND EQUITY SECURITIES

The Company's investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. For non-publicly traded fixed maturity and equity securities, the Company utilizes pricing services and broker quotes to determine fair value. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At March 31, 2008 and December 31, 2007, approximately $8.1 million (or 9%) and $9.8 million (or 10%), respectively, of the Company's fixed maturity and equity securities portfolio consisted of non-publicly traded securities.

Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income, net of taxes on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

OTHER-THAN-TEMPORARY IMPAIRMENT LOSSES ON INVESTMENTS

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company's ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. During the three month periods ended March 31, 2008 and March 31, 2007, the Company has not incurred any material OTT impairments.

DEFERRED POLICY ACQUISITION COSTS FOR VARIABLE ANNUITIES AND VARIABLE LIFE INSURANCE

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At March 31, 2008, variable annuities insurance accounted for the Company's DAC asset of $0.1 million. At December 31, 2007, the DAC balance was zero as a result of push down accounting at the acquisition date.

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

The most significant assumptions involved in the estimation of future gross profits are future net Separate Accounts performance, surrender rates and mortality rates. For variable annuities, the Company generally establishes a long-term rate of net Separate Accounts growth. If returns over a determined historical period differ from the long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. The result is that the long-term rate is assumed to be realized over a specified period. However, the long-term rate may be adjusted if expectations change. This method for projecting market returns is known as reversion to the mean, a standard industry practice. For variable life insurance, the Company generally assumes a level long-term rate of net variable life Separate Accounts growth for all future years and the long-term rate may be adjusted if expectations change. Additionally, the Company may modify the rate of net Separate Accounts growth over the short term to reflect near-term expectations of the economy and financial market performance in which Separate Accounts assets are invested. Surrender and mortality rates for all variable contracts are based on historical experience and a projection of future experience.

Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as "unlocking". Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts returns and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

For the three month period ended March 31, 2008, there was relatively no impact to pre-tax earnings related to DAC unlocking. For the three month period ended March 31, 2007, there was a favorable impact to pre-tax earnings related to DAC unlocking of $0.7 million.

VALUE OF BUSINESS ACQUIRED ("VOBA")

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts inforce at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, separate account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. In addition, MLLICNY utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. This practice assumes that the expectations for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. At March 31, 2008 and December 31, 2007, the Company's VOBA asset was $41.4 million and $44.0 million, respectively. For the three month period ended March 31, 2008, the unfavorable impact to pre-tax earnings related to VOBA unlocking was $0.4 million.

OTHER INTANGIBLES

Other intangibles that were acquired at the acquisition date include a distribution agreement, a tradename, and a non-compete agreement. The tradename and the non-compete are required to be amortized on a straight-line basis over their useful life of five years. The distribution intangible will be amortized over the expected economic benefit period and at a pace consistent with the expected future gross profit streams generated from the distribution agreement, which is 30 years. The carrying values of the intangibles will be reviewed periodically for indicators of impairment in value, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which MLLICNY operates, (2) the profitability analyses, (3) cash flow analyses, and (4) the fair value of the relevant business operation. If there was an indication of impairment, then the cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary. At March 31, 2008 and December 31, 2007, the other intangibles were $8.2 million and $8.3 million, respectively.

POLICYHOLDER LIABILITIES

The Company establishes liabilities for amounts payable on its life and annuity contracts based on methods and underlying assumptions in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts and applicable actuarial standards.

Policyholder Account Balances

The Company's liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders' withdrawals and other charges assessed against the account balance. Policyholder account balances at March 31, 2008 and December 31, 2007 were $137.7 million and $140.8 million, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At March 31, 2008 and December 31, 2007, future policy benefits were $20.9 million and $22.8 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At March 31, 2008 and December 31, 2007, GMDB and GMIB liabilities included within future policy benefits were as follows:

                                           MARCH 31,   DECEMBER 31,
                                              2008         2007
                                           ---------   ------------
                                                 (IN MILLIONS)
GMDB liability for all variable products      $0.1        $2.2
GMIB liability for all variable products       0.2          --

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and/or GMIB liabilities with a related charge or credit to earnings ("unlocking"), if actual experience or evidence suggests that the assumptions should be revised. For the three month period ended March 31, 2008, the impact to pre-tax earnings related to GMDB and GMIB unlocking was de-minimus. At December 31, 2007, the GMIB liability was zero as a result of push down accounting. For the three month period ended March 31, 2007, the impact to pre-tax earnings related to GMDB unlocking was $0.6 million favorable.

Future policy benefits also include liabilities, which can be either positive or negative, for contracts containing GMWB provisions and for the reinsurance of GMIB provisions ("GMIB reinsurance") for variable annuities based on the fair value of the underlying benefit. The GMWB provision is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced using stochastic techniques under a variety of market return scenarios and other best estimate assumptions. In general, the GMIB reinsurance liability (asset) represents the present value of future reinsurance deposits net of reinsurance recoverables less a provision for required profit.

At March 31, 2008 and December 31, 2007, GMWB and GMIB reinsurance liabilities (assets) included within future policy benefits were as follows:

                                                         MARCH 31,   DECEMBER 31,
                                                            2008         2007
                                                         ---------   ------------
                                                               (IN MILLIONS)
GMWB liability for variable annuity products               $ 1.4         $ 0.6
GMIB reinsurance (asset) for variable annuity products      (1.5)         (0.4)

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

Specific estimates include the realization of dividend-received deductions ("DRD") and foreign tax credits ("FTC"). A portion of the Company's investment income related to Separate Accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year's provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. During the three month periods ended March 31, 2008 and 2007, the Company decreased its provision for federal income taxes by $0.1 million and $0.2 million, respectively due to DRD and FTC adjustments.

RECENT DEVELOPMENTS

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. This Statement amends and expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application permitted. The Company expects to adopt SFAS No. 161 on January 1, 2009, and has not yet determined the effect of SFAS No. 161 on its Financial Statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement replaces SFAS No. 141, Business Combinations and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity,
(b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination.

SFAS No. 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS No. 141(R) effective date shall not be adjusted upon adoption of SFAS No. 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The Company expects to adopt SFAS No. 141(R) on January 1, 2009, and has not yet determined the effect of SFAS No. 141(R) on its Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements ("ARB 51"). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS No. 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent's equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent's ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS No. 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company expects to adopt SFAS No. 160 on January 1, 2009 and has not yet determined the effect of SFAS No. 160 on its Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The adoption did not have a material impact on the Company's Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted, provided the entity has not yet issued financial statements for the fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively. The Company adopted SFAS No. 157 on January 1, 2008. The adoption did not have a material impact on the Company's Financial Statements. See Note 3 to the Financial Statements for additional disclosures.

NEW BUSINESS

The Company's current marketing emphasis is on the sale of variable annuity products. These products were designed to address the retirement planning needs of ML&Co.'s clients. Each variable annuity product was designed to provide tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios.

Total direct deposits decreased $6.9 million (or 74%) to $2.5 million during the three month period ended March 31, 2008, as compared to the same period in 2007.

Total direct deposits (including internal exchanges) by product were as follows:

                            (DOLLARS IN MILLIONS)
                        -----------------------------
                        FIRST QUARTER   FIRST QUARTER      CHANGE
                            2008             2007       ------------
                          SUCCESSOR      PREDECESSOR      $       %
                        -------------   -------------   -----   ----
Variable Annuities:
   L-Share                   $1.2            $4.2       $(3.0)   (71)%
   Bonus                      0.6             2.8        (2.2)   (79)
   B-Share                    0.4             2.1        (1.7)   (81)
   C-Share                    0.2             0.3        (0.1)   (33)
                             ----            ----       -----    ---
                              2.4             9.4        (7.0)   (74)
                             ----            ----       -----    ---
All Other Deposits            0.1              --         0.1    N/A
                             ----            ----       -----    ---
Total Direct Deposits        $2.5            $9.4       $(6.9)   (74)%
                             ====            ====       =====    ===

During the current three month period, variable annuity deposits decreased $7.0 million (or 74%) to $2.4 million as compared to the same period in 2007. The decrease in variable annuity deposits was primarily due to volatile equity markets during the three month period ended March 31, 2008 as discussed in the Equity Market Performance section above.

All other deposits include deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured.

FINANCIAL CONDITION

At March 31, 2008, the Company's assets were $1.1 billion or $88.4 million lower than the $1.2 billion in assets at December 31, 2007. Assets excluding Separate Accounts assets were relatively unchanged. Separate Accounts assets, which represent 74% of total assets, decreased $86.6 million (or 9%) to $0.8 billion. Changes in Separate Accounts assets for the quarter were as follows:

                                        FIRST
                                       QUARTER
(DOLLARS IN MILLIONS)                   2008
---------------------                  -------
Investment performance                $(58.3)
Deposits                                 2.5
Policy fees and charges                 (4.2)
Surrenders, benefits and withdrawals   (26.6)
                                       ------
Net decrease                          $(86.6)
                                       ======

During the first three months of 2008, the Company experienced contract owner withdrawals that exceeded deposits on all products by $29.8 million. The components of contract owner transactions were as follows:

                                        FIRST
                                       QUARTER
(DOLLARS IN MILLIONS)                   2008
---------------------                  -------
Deposits collected                      $  2.5
Internal tax-free exchanges               (0.3)
                                        ------
   Net contract owner deposits             2.2
                                        ------
Contract owner withdrawals                 6.7
Net transfers from Separate Accounts      25.3
                                        ------
   Net contract owner withdrawals         32.0
                                        ------
Net contract owner activity             $(29.8)
                                        ======

The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents. The Company has no mortgage or real estate investments and its investment in below investment grade fixed maturity securities is below the industry average.

At March 31, 2008 and December 31, 2007, approximately $87.8 million (or 95%) and $99.3 million (or 99%), respectively, of fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Also, at March 31, 2008, approximately $1.7 million (or 2%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's. This compares to $3.1 million (or 3%) of BBB- rated fixed maturity securities at December 31, 2007.

At March 31, 2008, approximately $4.8 million (or 5%) of fixed maturity securities were considered below investment grade. This compares to $0.9 million (or 1%) of fixed maturity securities considered below investment grade at December 31, 2007.

Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The Company's investment in collateralized mortgage obligations ("CMO") and mortgage backed securities ("MBS") had a carrying value of $16.9 million and $13.7 million at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 and December 31, 2007, approximately $8.6 million (or 51%) and $8.7 million (or 64%), respectively, of CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from corporate securities with similar credit ratings.

SUBPRIME MORTGAGE INVESTMENTS

Subprime mortgages are loans to homebuyers who have weak or impaired credit histories. In recent years, the market for these loans has expanded rapidly. During that time, however, lending practices and credit assessment standards grew steadily weaker. As a result, the market is now experiencing a sharp increase in the number of loan defaults. Investors in subprime assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes asset backed securities issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below 660. The Company also categorizes asset backed securities issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660. As of March 31, 2008 and December 31, 2007, the Company had no material exposure to subprime mortgage investments.

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 2008, the Company's assets included $160.2 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

In order to continue to issue annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. The Company has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks assumed, but will allow the Company to reduce its absolute level of surplus. During the first quarter of 2008, the Company did not pay any cash dividends. During the first quarter of 2007, the Company paid an ordinary dividend of $5.5 million to MLIG.

MLLICNY and AUSA are parties to a "keepwell" agreement. This agreement commits AUSA to maintain MLLICNY at a minimum net worth. Prior to the acquisition, MLLICNY and ML&Co. were parties to a "keepwell" agreement. This agreement obligated ML&Co. to maintain a level of capital in MLLICNY in excess of minimum regulatory requirements.

COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company's policyholders obligations as of March 31, 2008:

                               LESS THAN      ONE TO      FOUR TO     MORE THAN
(DOLLARS IN MILLIONS)           ONE YEAR   THREE YEARS   FIVE YEARS   FIVE YEARS    TOTAL
---------------------          ---------   -----------   ----------   ----------   ------
Policyholder liabilities (1)     $43.1        $68.2         $46.9       $148.6     $306.8

(1) The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on management's best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business inforce. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with the Company's historical experience, modified for recently observed trends. Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and are before deduction of tax and before reinsurance. The liability amounts in our Financial Statements reflect the discounting for interest as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2008 and 2007, the Company recorded net earnings of $2.1 million and $2.5 million, respectively.

Policy charge revenue decreased $0.1 million (or 2%) during the current three month period ended March 31, 2008, as compared to the same period in 2007.

The following table provides the changes in policy charge revenue by type for each respective period:

                                                   FIRST        FIRST
                                                  QUARTER      QUARTER
                                                    2008         2007
(DOLLARS IN MILLIONS)                            SUCCESSOR   PREDECESSOR   CHANGE
---------------------                            ---------   -----------   ------
Asset-based policy charge revenue                   $3.2         $3.5       $(0.3)(1)
Guaranteed benefit based policy charge revenue       0.3          0.3        (0.0)
Non-asset based policy charge revenue                1.8          1.6         0.2
                                                    ----         ----       -----
                                                    $5.3         $5.4       $(0.1)
                                                    ====         ====       =====

(1) Asset-based policy charge revenue was negatively impacted by the decrease in average variable account balances during the three months ended March 31, 2008 as compared to the same period in 2007

Net earnings derived from interest spread increased $0.9 million (or 87%) during the current three month period ended March 31, 2008, as compared to the same period in 2007. The net increase was primarily driven by a decrease in interest credited resulting from the decline in fixed rate contracts inforce.

Policy benefits decreased $0.7 million (or 56%) during the current three month period ended March 31, 2008, as compared to the same period in 2007. The following table provides the changes in policy benefits by type:

                                       FIRST        FIRST
                                      QUARTER      QUARTER
                                        2008         2007
(DOLLARS IN MILLIONS)                SUCCESSOR   PREDECESSOR   CHANGE
---------------------                ---------   -----------   ------
Life insurance mortality expense        $0.3         $1.2       $(0.9)(1)
Annuity benefit expense                  0.2          0.6        (0.4)
Variable annuity benefit unlocking       --          (0.6)        0.6(2)
                                        ----         ----       ------
                                        $0.5         $1.2       $(0.7)
                                        ====         ====       =====

(1) The decrease in life insurance mortality expense is primarily due to a lower number of claims and claims on policies with a lower net amount at risk

(2) See the Critical Accounting Policies and Estimates section above for further discussion of variable annuity benefit liability unlocking.

Amortization of VOBA was $2.0 million for the current three month period ended March 31, 2008 which included $1.6 million of unlocking. There was no VOBA amortization in the three month period ended March 31, 2007.

Amortization of other intangibles was $0.1 million for the current three month period ended March 31, 2008. There were no other intangibles in the three month period ended March 31, 2007.

SEGMENT INFORMATION

The products that comprise the Annuity and Life Insurance segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Disclosure Committee assists with the monitoring and evaluation of its disclosure controls and procedures. The Company's President, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the Company's President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

In addition, no change in the Company's internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Nothing to report.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company's business, financial condition or future results. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

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

        10.12 Non-Affiliated Broker-Dealer Wholesaling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital, Inc. (Incorporated by Reference to the Annual Report on Form 10-K of ML Life Insurance Company of New York, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, Filed March 27, 2008.)

        10.13 Selling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc. (Incorporated by Reference to the Annual Report on Form 10-K of ML Life Insurance Company of New York, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, Filed
                March 27, 2008.)

        10.14 Keep Well Agreement between AEGON USA And ML Life Insurance Company of New York. (Incorporated by Reference to the Annual Report on Form 10-K of ML Life Insurance Company of New York, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, Filed
                March 27, 2008.)

        10.15 Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.2 to ML Life Insurance Company of New York's Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.)

        10.16 Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to ML Life Insurance Company of New York's Current Report on Form 8-K, File No. 33-34562, filed August 17, 2007.)

        10.17 First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to ML Life Insurance Company of New York's Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.)

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

                                       ML LIFE INSURANCE COMPANY OF NEW YORK


                                         /s/  JOHN T. MALLETT
                                       -----------------------------------------

                                               John T. Mallett
                                           Treasurer and Chief Financial Officer


Date: May 14, 2008

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