Form 10-Q
period 2008-06-30
ML LIFE INSURANCE CO OF NEW YORK
filed 2008-08-14
CIK 862923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

COMMISSION FILE NUMBERS 33-34562; 33-60288; 333-48983; 333-133224
ML LIFE INSURANCE COMPANY OF NEW YORK
(Exact name of Registrant as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	16-1020455 (IRS Employer Identification No.)
4 Manhattanville Road
Purchase, New York
10577
(Address of Principal Executive Offices)
1-800-333-6524
(Registrant’s telephone number including area code)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:
     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
COMMON 220,000
     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I. Financial Information
Item 1. Financial Statements
ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, INC.)
BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(dollars in thousands, except share data)	2008	2007
	Successor
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2008 - $98,813; 2007 - $100,231)	$97,852	$100,231
Equity available-for-sale securities, at estimated fair value (cost: 2008 - $257; 2007 - $1,126)	265	1,126
Policy loans	66,944	69,165

Total investments	165,061	170,522

Cash and cash equivalents	68,552	60,406
Accrued investment income	2,843	2,866
Deferred policy acquisition costs	394	—
Deferred sales inducements	170	—
Value of business acquired	43,448	44,024
Other intangibles	8,065	8,330
Goodwill	6,352	6,882
Federal income taxes — current	263	836
Reinsurance receivables	652	—
Affiliated receivables — net	32	—
Other assets	3,714	6,125
Separate Accounts assets	814,591	925,828

Total Assets	$1,114,137	$1,225,819

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$138,823	$140,782
Future policy benefits	21,188	22,764
Claims and claims settlement expenses	2,740	4,618

	162,751	168,164

Other policyholder funds	247	989
Federal income taxes — deferred	994	—
Other liabilities	886	—
Separate Accounts liabilities	814,591	925,828

Total Liabilities	979,469	1,094,981

Stockholder’s Equity
Common stock ($10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	128,638	128,638
Accumulated other comprehensive income (loss), net of taxes	(238)	—
Retained earnings	4,068	—

Total Stockholder’s Equity	134,668	130,838

Total Liabilities and Stockholder’s Equity	$1,114,137	$1,225,819

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, INC.)
STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007
	Successor	Predecessor	Successor	Predecessor
Revenues
Policy charge revenue	$4,980	$5,673	$10,245	$11,024
Net investment income	2,605	2,804	5,262	5,582
Net realized investment gains	232	1,051	351	1,044

Total Revenues	7,817	9,528	15,858	17,650

Benefits and Expenses
Interest credited to policyholder liabilities	1,875	1,958	2,659	3,732
Policy benefits (net of reinsurance recoveries: 2008 - $82 and $353; 2007 - $703 and $1,408)	(200)	378	334	1,580
Reinsurance premium ceded	294	464	771	940
Amortization of deferred policy acquisition costs	(3)	961	(4)	1,041
Amortization of value of business acquired	1,589	—	3,580	—
Amortization of other intangibles	132	—	265	—
Insurance expenses and taxes	1,365	1,188	2,401	2,233

Total Benefits and Expenses	5,052	4,949	10,006	9,526

Income Before Taxes	2,765	4,579	5,852	8,124

Federal Income Tax
Current	743	1,771	863	2,089
Deferred	79	(97)	921	633

Total Federal Income Tax	822	1,674	1,784	2,722

Net Income	$1,943	$2,905	$4,068	$5,402

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, INC.)
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007
	Successor	Predecessor	Successor	Predecessor
Net Income	$1,943	$2,905	$4,068	$5,402

Other Comprehensive Income (Loss)
Net unrealized losses on available-for-sale securities
Net unrealized holding losses arising during the period	(1,019)	(728)	(953)	(236)
Reclassification adjustment for gains included in net income	—	83	—	90

	(1,019)	(645)	(953)	(146)

Adjustments:
Policyholder liabilities	183	142	222	221
Deferred policy acquisition costs	(1)	—	1	—
Value of business acquired	532	—	565	—
Deferred federal income taxes	(24)	177	(73)	(26)

	690	319	715	195

Total other comprehensive income (loss), net of taxes	(329)	(326)	(238)	49

Comprehensive Income	$1,614	$2,579	$3,830	$5,451

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, INC.)
STATEMENTS OF STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
		Additional	Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholder’s
(dollars in thousands)	Stock	Capital	Income (Loss)	Earnings	Equity
Balance, January 1, 2007 (Predecessor)	$2,200	$52,310	$(753)	$34,009	$87,766
Net income				10,611	10,611
Cash dividend paid to Merrill Lynch Insurance Group, Inc.				(5,453)	(5,453)
Other comprehensive income, net of taxes			310		310

Balance, at date of acquisition, (Predecessor)	2,200	52,310	(443)	39,167	93,234
Effect of push down accounting of AEGON USA, Inc.’s purchase price on ML Life Insurance Company of New York’s net assets acquired (see Note 2)		76,328	443	(39,167)	37,604

Balance, December 31, 2007 (Successor)	2,200	128,638	—	—	130,838
Net income				4,068	4,068
Other comprehensive loss, net of taxes			(238)		(238)

Balance, June 30, 2008 (Successor)	$2,200	$128,638	$(238)	$4,068	$134,668

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, INC.)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(dollars in thousands)	2008	2007
	Successor	Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,068	$5,402
Adjustment to reconcile net income to net cash and cash equivalents provided by operating activities:
Changes in:
Deferred policy acquisition costs	(393)	(11)
Deferred sales inducements	(170)	(384)
Value of business acquired	3,580	—
Other intangibles	265	—
Guaranteed benefit reserves	(919)	(332)
Federal income tax accruals	1,494	1,340
Claims and claims settlement expenses	(1,878)	(3,676)
Other policyholder funds	(742)	(637)
Other operating assets and liabilities, net	2,637	(355)
Amortization (accretion) of investments	(65)	175
Interest credited to policyholder liabilities	2,659	3,732
Net realized investment gains	(351)	(1,044)

Net cash and cash equivalents provided by operating activities	10,185	4,210

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	18,542	10,859
Maturities of available-for-sale securities	19,797	14,318
Purchases of available-for-sale securities	(35,956)	(14,250)
Net settlements on futures contracts	320	—
Policy loans on insurance contracts, net	2,221	3,215

Net cash and cash equivalents provided by investing activities	4,924	14,142

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend paid to Merrill Lynch Insurance Group, Inc.	—	(5,453)
Policyholder deposits	7,981	21,228
Policyholder withdrawals	(14,944)	(30,821)

Net cash and cash equivalents used in financing activities	(6,963)	(15,046)

Net increase in cash and cash equivalents (1)	8,146	3,306
Cash and cash equivalents, beginning of period	60,406	35,952

Cash and cash equivalents, end of period	$68,552	$39,258

(1)	Included in net increase in cash and cash equivalents is interest paid (2008 - $0; 2007 - $32); federal income taxes paid (2008 - $1,020; 2007 - $1,382); and federal income taxes received (2008 - $729; 2007 - $0)
See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, INC.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
ML Life Insurance Company of New York (“MLLICNY” or the “Company”) is a wholly owned subsidiary of AEGON USA, Inc. (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. Prior to December 28, 2007, MLLICNY was a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. (“MLIG”), which is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“ML&Co.”). The Company sells non-participating annuity products, including variable annuities, modified guaranteed annuities, and immediate annuities. The Company is licensed to sell insurance and annuities in nine states; however, it currently limits its marketing activities to the State of New York.
For a complete discussion of the Company’s 2007 Financial Statements and accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The interim Financial Statements for the three month and six month periods are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Financial Statements have been included. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements included in the 2007 Annual Report on Form 10-K. The December 31, 2007 unaudited Balance Sheet was derived from the audited 2007 Financial Statements. The nature of the Company’s business is such that the results of any interim period are not necessarily indicative of results for a full year.
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
On December 28, 2007, AUSA completed the acquisition of MLLICNY and its affiliate Merrill Lynch Life Insurance Company (“MLLIC”). In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles, the acquisition was accounted for by AUSA using the purchase method of accounting, which requires the assets and liabilities of the Company to be identified and measured at their estimated fair values as of the acquisition date. The estimated fair values are subject to adjustment of the initial allocation for a one-year period as more information relative to the fair values as of the acquisition date becomes available. See Note 2 for additional information on the adjustments to the initial allocation.
In addition, as required by the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 54, Push Down Basis of Accounting in Financial Statements of a Subsidiary, the purchase method of accounting applied by AUSA to the acquired assets and liabilities associated with the Company has been “pushed down” to the financial statements of the Company, thereby establishing a new basis of accounting. As a result, the Company follows AUSA’s accounting policies subsequent to the acquisition date. This new basis of accounting is referred to as the “successor basis”, while the historical basis of accounting is referred to as the “predecessor basis’’. In general, Balance Sheet amounts are representative of the successor basis of accounting while the Statements of Income, Comprehensive Income, and Cash Flows amounts for 2007 are representative of the predecessor basis of accounting. Financial statements included herein for periods prior and subsequent to the acquisition date are labeled “Predecessor” and “Successor”, respectively.
Certain reclassifications and format changes have been made to prior period Financial Statements, where appropriate, to conform to the current period presentation.

Accounting Estimates and Assumptions
The preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain invested assets, asset valuation allowances, deferred policy acquisition costs, goodwill, value of business acquired, other intangibles, policyholder liabilities, income taxes, and potential effects of unresolved litigated matters.
Derivative Instruments
Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the balance sheet are carried at fair value. All changes in fair value are recognized in the income statement. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures contracts occur daily.
Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect this Statement to have a material impact on its Financial Statements.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. FAS 142-3 requires entities estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors included in SFAS No. 142. The guidance in FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company expects to adopt FSP No. FAS 142-3 on January 1, 2009, and has not yet determined the effect of FSP No. FAS 142-3 on its Financial Statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This Statement amends and expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application permitted. The Company expects to adopt SFAS No. 161 on January 1, 2009, which affects disclosures and therefore will not impact the Company’s results of operations or financial position.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). This statement replaces SFAS No. 141, Business Combinations and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. SFAS No. 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS No. 141(R) effective date shall not be adjusted upon adoption of SFAS No. 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The Company expects to adopt SFAS No. 141(R) on January 1, 2009, and has not yet determined the effect of SFAS No. 141(R) on its Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS No. 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS No. 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company expects to adopt SFAS No. 160 on January 1, 2009 and has not yet determined the effect of SFAS No. 160 on its Financial Statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The adoption did not have a material impact on the Company’s Financial Statements. See Note 3 to the Financial Statements for additional disclosures.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted, provided the entity has not yet issued financial statements for the fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively. The Company adopted SFAS No. 157 on January 1, 2008. The adoption did not have a material impact on the Company’s Financial Statements. See Note 3 to the Financial Statements for additional disclosures.
Note 2. Adjustments to Initial Purchase Price Allocation — Preliminary
On December 28, 2007, the Company and its affiliate, MLLIC, were acquired by AUSA. The purchase price was allocated to the assets acquired and liabilities assumed using management’s best estimate of their fair value as of the acquisition date. The Company anticipates further refinement of the estimated fair values during the year as additional information relative to the fair values as of the acquisition date becomes available.
The following adjustments as of June 30, 2008 were made to the initial purchase price allocation:

	Purchase Price Allocation
	December 31,		June 30,
	2007	Adjustment	2008
Value of business acquired, gross	$44,024	$2,439	$46,463
Goodwill	6,882	(530)	6,352
Policyholder liabilities	140,782	4,130	144,912
Future policy benefits	22,764	(2,221)	20,543
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
Level 2. Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:
a) Quoted prices for similar assets or liabilities in active markets
b) Quoted prices for identical or similar assets or liabilities in non-active markets
c) Inputs other than quoted market prices that are observable
d) Inputs that are derived principally from or corroborated by observable market data through correlation or other means
Level 3. Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at June 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities (a)	$57,929	$34,705	$5,218	$97,852
Equity securities (a)	—	265	—	265
Separate Accounts assets (b)	814,591	—	—	814,591

Total assets	$872,520	$34,970	$5,218	$912,708

Liabilities
Future policy benefits (embedded derivatives only) (c)	$—	$—	$(940)	$(940)

Total liabilities	$—	$—	$(940)	$(940)

(a)	For publicly traded securities (Level 1), fair value is determined using quoted market prices. For securities without a readily ascertainable market value (Level 2), the Company utilizes pricing services and corroborated broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the Balance Sheets. Level 3 consists of two types of securities: a) securities whose fair value is estimated based on non-binding broker quotes and b) private placement securities without a readily ascertainable market value whose amortized cost equals fair value.

(b)	Separate Accounts assets are carried at the net asset value provided by the fund managers.

(c)	The Company records liabilities, which can be either positive or negative, for contracts containing guaranteed minimum withdrawal benefit (“GMWB”) and reinsurance on guaranteed minimum income benefit (“GMIB reinsurance”) riders in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The GMWB and GMIB reinsurance provisions are treated as an embedded derivative and are required to be reported separately from the host variable annuity contract. The fair value of the GMWB and GMIB reinsurance obligations are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions.
The Company’s Level 3 assets consists of securities whose fair value is estimated based on non-binding broker quotes. The following table provides a summary of the change in fair value of the Company’s Level 3 assets at June 30, 2008:

Fixed Maturity
Balance at December 31, 2007	$1,244

Total unrealized loss (a)	(213)
Purchases, sales — net	2,175
Transfers in (out) of Level 3	2,007
Changes in valuation (c)	5

Balance at June 30, 2008 (b)	$5,218

(a)	Recorded as a component of other comprehensive income (loss).

(b)	Recorded as a component of fixed maturity available-for-sale securities in the Balance Sheets.

(c)	Recorded as a component of net investment income in the Statements of Income.
The Company’s Level 3 liabilities (assets) consist of provisions for GMWB and GMIB reinsurance. The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) for the six month period ended June 30, 2008:

		GMIB
	GMWB	Reinsurance
Balance at December 31, 2007	$595	$(395)

Changes in valuation (a)	360	(1,500)

Balance at June 30, 2008 (b)	$955	$(1,895)

(a)	Recorded as a component of policy benefits in the Statements of Income.

(b)	Recorded as a component of future policy benefits in the Balance Sheets.
Note 4. Investments
The Company’s investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. During the three and six months ended June 30, 2008, the Company recognized a loss of $0 and $3, respectively, on securities deemed to have incurred other-than-temporary declines in fair value. There were no realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value for the three and six months ended June 30, 2007.
The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are Standard & Poor’s 500 Composite Stock Price Index (“S&P”) futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Income Statement with the change in reserves. As of June 30, 2008, the Company had ten outstanding short futures contracts with a notional value of $3,203. There were no futures contracts as of December 31, 2007.
The components of net unrealized gains (losses) included in accumulated other comprehensive income, net of taxes were as follows:

June 30,
2008
Assets
Fixed maturity securities	$(961)
Equity securities	8
Deferred policy acquisitions costs	1
Value of business acquired	565

(387)

Liabilities
Policyholder account balances	222
Federal income taxes — deferred	(73)

149

Stockholder’s equity
Accumulated other comprehensive income, net of taxes (a)	$(238)

(a)	At December 31, 2007 accumulated other comprehensive income, net of taxes, was zero as a result of push down accounting at the acquisition date.
Note 5. Value of Business Acquired and Other Intangibles
Value of business acquired (“VOBA”) reflects the estimated fair value of inforce contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts inforce at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience.
The change in the carrying amount of VOBA for the three and six months ended June 30, 2008 was as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
VOBA	2008	2008
Purchase price adjustment	$3,100	$2,439
Amortization expense	(1,931)	(3,545)
Unlocking	342	(35)
Unrealized gain	532	565

Change in VOBA carrying amount	$2,043	$(576)

Other intangibles include the estimated fair values of the distribution agreement, the tradename and the non-compete agreement acquired at the acquisition date. Amortization expense for other intangibles for the three and six months ended June 30, 2008 was $132 and $265, respectively.
Note 6. Deferred Policy Acquisition Costs (“DAC”)
The components of amortization of DAC for the three and six month periods ended June 30 were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
DAC	Successor	Predecessor	Successor	Predecessor
Normal amortization	$(32)	$1,031	$(25)	$1,809
Unlocking	29	(70)	21	(768)

Total amortization of DAC	$(3)	$961	$(4)	$1,041

During the first half of 2008, the Company experienced negative gross profits on new business resulting principally from the increase in the GMWB reserves and higher expenses, which resulted in negative amortization and unlocking was limited to the accumulated deferred expenses. During the first half of 2007, the Company experienced favorable DAC unlocking primarily resulting from actual Separate Accounts returns that exceeded assumptions. The impact of unlocking was mitigated to a certain extent by the application of the mean reversion technique.
Note 7. Variable Contracts Containing Guaranteed Benefits
The Company records liabilities for variable annuity contracts containing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are reported as a component of policy benefits in the Statements of Income.
The components of the changes in the variable annuity GMDB and GMIB liability for the three and six month periods ended June 30, 2008 and 2007 were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
GMDB	Successor	Predecessor	Successor	Predecessor
Guaranteed benefits incurred	$275	$284	$603	$574
Guaranteed benefits paid	(387)	(61)	(609)	(213)
Unlocking	77	(88)	79	(726)

Total	$(35)	$135	$73	$(365)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
GMIB	Successor	Predecessor	Successor	Predecessor
Guaranteed benefits incurred	$160	$225	$350	$244
Unlocking	(180)	—	(202)	—

Total	$(20)	$225	$148	$244

The unlocking for GMDB during the first half of 2008 reflects the increase in expected future claims due to the current period decline in equity fund values partially offset by the higher projected growth in equity funds that typically follow such a decline. The unlocking for GMIB during the first half of 2008 reflects the increase in expected future claims due to the current period decline in equity fund values which was more than offset by the expected higher growth in equity funds that typically follow such a decline.
The variable annuity GMDB liability at June 30, 2008 and December 31, 2007 was $73 and $2,221 respectively. The June 30, 2008 balance includes a purchase adjustment of ($2,221).
The variable annuity GMIB liability at June 30, 2008 was $148. At December 31, 2007 the GMIB liability was zero as a result of push down accounting at the acquisition date.
The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. The Company records liabilities for contracts containing GMDB provisions as a component of future policy benefits. At December 31, 2007, the variable life GMDB was zero as a result of push down accounting at the acquisition date. Changes in variable life GMDB are included as a component of policy benefits in the Statements of Income. As of June 30, 2008 and June 30, 2007, no material guaranteed benefits were incurred or paid.
Note 8. Stockholder’s Equity and Statutory Accounting Practices
The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the New York Insurance Department. The State of New York has adopted the National Association of Insurance Commissioners (“NAIC”) statutory accounting practices as a component of prescribed or permitted practices by the State of New York.
Statutory capital and surplus at June 30, 2008 and December 31, 2007 were $80,184 and $76,781, respectively. For the six month periods ended June 30, 2008 and 2007, statutory net income was $3,682 and $6,240, respectively.
During the first quarter of 2007, the Company paid an ordinary cash dividend of $5,453 to MLIG.
Note 9. Federal Income Taxes
The following is a reconciliation of the provision for income taxes based on earnings before Federal income taxes, computed using the Federal statutory rate versus the reported provision for income taxes for the six month periods ended June 30, 2008 and 2007.

	Six Months
	Ended
	June 30,
	2008	2007
	Successor	Predecessor
Provisions for income taxes computed at Federal statutory rate (35%)	$2,048	$2,843
Decrease in income taxes resulting from:
Dividend received deduction	(228)	(31)
Foreign tax credit	(36)	(90)

Federal income tax provision	$1,784	$2,722

Effective tax rate	30%	34%
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

Specific estimates include the realization of dividend-received deductions (“DRD”) and foreign tax credits (“FTC”). A portion of the Company’s investment income related to Separate Accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year’s provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience.
A valuation allowance was recorded for the six months ended June 30, 2008 of $131. No valuation allowance existed for the six months ended June 30, 2007. The Company has a cumulative net unrealized capital loss and does not have sufficient expected capital gains in prior or future years that would allow the recognition of the deferred tax asset arising from this net unrealized capital loss.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), on January 1, 2007. The Company has analyzed all material tax positions under the provisions of FIN No. 48, and has determined that there are no tax benefits that should not be recognized as of June 30, 2008 or as of December 31, 2007. There are no unrecognized tax benefits that would affect the effective tax rate. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.
The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company has recognized no such interest and penalties in its financial statements for the year ended December 31, 2007 and the three and six month periods ended June 30, 2008.
The Company files a return in the U.S. Federal tax jurisdiction, and various state tax jurisdictions. As a result of the Company’s election for Federal income tax purposes of the Internal Revenue Code Section 338, ML&Co. is responsible for any FIN No. 48 obligations that existed prior to the acquisition date. The Company will file a separate federal income tax return for the years 2008 through 2012. Beginning in 2013 and assuming no changes in ownership, the Company will join the affiliated consolidated tax group.
Note 10. Related Party Transactions
As of June 30, 2008, the Company had the following related party agreements in effect:
The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three and six month periods ended June 30, 2008, the Company incurred $313 and $431, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
AEGON USA Realty Advisors Inc. acts as the manager and administrator for the Company’s real property assets and mortgage loans under an administrative and advisory agreement with the Company. During the three and six month periods ended June 30, 2008, the Company did not incur any expenses under this agreement.
AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and six month periods ended June 30, 2008, the Company incurred $49 and $97, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.
Transamerica Capital, Inc. provides wholesaling distribution services for the Company under a distribution agreement. During the three and six month periods ended June 30, 2008, the Company incurred $97 and $137, respectively, in expenses under this agreement.
The Company has a reinsurance agreement with Transamerica Occidental Life Insurance Company. During the three and six month periods ended June 30, 2008, the Company incurred $5 and $10, respectively, in reinsurance premium ceded expense under this agreement. During the three and six month periods ended June 30, 2008, this expense was offset by a $0 and $5, respectively, in reinsurance recovery on death claims incurred.
The Company is party to the purchasing of securities between various affiliated companies. The assets are purchased at fair value and are included in fixed maturities in the Balance Sheet. During the three and six month period ended June 30, 2008, the Company purchased $5,332 and $5,332, respectively, of fixed maturity securities from related parties.

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
Prior to the acquisition at December 28, 2007, the Company had the following affiliated agreements in effect:
The Company and MLIG were parties to a service agreement whereby MLIG agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement were reimbursed by the Company on an allocated cost basis. Charges allocated to the Company by MLIG pursuant to the agreement were $964 and $1,902, respectively, for the three and six month periods ended June 30, 2007. Charges attributable to this agreement were included in insurance expenses and taxes, except for investment related expenses, which were included in net investment income. The Company was allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest incurred were $4 and $31, respectively, for the three and six month periods ended June 30, 2007. Intercompany interest was included in net investment income.
The Company had a general agency agreement with Merrill Lynch Life Agency, Inc. (“MLLA”) whereby registered representatives of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, a wholly owned broker-dealer subsidiary of ML&Co., who were the Company’s licensed insurance agents, solicited applications for contracts to be issued by the Company. MLLA was paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $756 and $1,345, respectively, for the three and six month periods ended June 30, 2007. Charges attributable to this agreement were included in insurance expenses and taxes, net of amounts capitalized.
MLIG had entered into agreements with i) Roszel Advisors, LLC (“Roszel”), a subsidiary of MLIG, with respect to administrative services for the MLIG Variable Insurance Trust (“the Trust”) and ii) BlackRock, Inc., with respect to administrative services for the Merrill Lynch Series Fund, Inc., Merrill Lynch Variable Series Funds, Inc. and Mercury Variable Trust, (collectively, “the Funds”). Certain Separate Accounts of the Company may have invested in the various mutual fund portfolios of the Trust and Funds in connection with the variable life insurance and annuity contracts the Company has inforce. Under those agreements, Roszel and Merrill Lynch Investment Managers, L.P. paid MLIG an amount equal to a percentage of the assets invested in the Trust and Funds through the Separate Accounts. Revenue attributable to those agreements was included in policy charge revenue. The Company received from MLIG its allocable share of such compensation from Roszel in the amount of $54 and $101, respectively, during the three and six month periods ended June 30, 2007, respectively.
Note 11. Segment Information
In reporting to management, the Company’s operating results are categorized into two business segments: Annuities and Life Insurance. The Company’s Annuity segment consists of variable annuities and interest-sensitive annuities. The Company’s Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The Company no longer manufactures or issues life insurance products. The accounting policies of the business segments are the same as those for the Company’s financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The “Other” category, presented in the following segment financial information, represents net revenues and net earnings on invested assets that do not support annuity or life insurance contract owner liabilities. Subsequent to the acquisition, management no longer considers “Other” a category for segment reporting purposes. It is impracticable to restate the prior period segment information as well as disclosing the information under both the old basis and the new basis of reporting. Therefore, the predecessor information is shown under the old basis, three segments — annuities, life insurance and other, while the successor information is shown under the new basis, two segments — annuities and life insurance.

The following tables summarize each business segment’s contribution to consolidated net revenues and net income.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2008
	Successor
Net Revenues (a)
Annuities	$3,986	$8,413
Life Insurance	1,956	4,786

Net Revenues	$5,942	$13,199

Net Income
Annuities	$1,208	$2,467
Life Insurance	735	1,601

Net Income	$1,943	$4,068

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2007
	Predecessor
Net Revenues (a)
Annuities	$4,904	$8,651
Life Insurance	2,010	4,107
Other	656	1,160

Net Revenues	$7,570	$13,918

Net Income
Annuities	$2,177	$4,207
Life Insurance	302	441
Other	426	754

Net Income	$2,905	$5,402

(a)	Net revenues include total net revenues net of interest credited to policyholder liabilities.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.
Forward Looking Statements
Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results and other similar matters. These forward-looking statements represent only management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the Company’s control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors in the 2007 Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
Business Overview
ML Life Insurance Company of New York (“MLLICNY” or the “Company”) is a wholly owned subsidiary of AEGON USA, Inc. (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. Prior to December 28, 2007, MLLICNY was a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. (“MLIG”), which is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“ML&Co.”). The Company is domiciled in New York.
MLLICNY conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. These markets are highly regulated with particular emphasis on company solvency and sales practice monitoring. MLLICNY currently offers the following guaranteed benefits within its variable annuity product suite: guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and guaranteed minimum withdrawal benefits (“GMWB”). MLLICNY believes that the demand for retirement products containing guarantee features will continue to increase in the future. MLLICNY believes it is positioned to continue meeting these demands for guaranteed benefits.
The Company’s gross earnings are principally derived from two sources:
•	the charges imposed on variable annuity and variable life insurance contracts, and

•	the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread.
The costs associated with acquiring contract owner deposits (deferred policy acquisition costs) are amortized over the period in which the Company anticipates holding those funds, as noted in the Critical Accounting Policies and Estimates section below. Insurance expenses and taxes reported in the Statements of Income are net of amounts deferred. In addition, the Company incurs expenses associated with the maintenance of inforce contracts.
Acquisition
On December 28, 2007, the Company and its affiliate, Merrill Lynch Life Insurance Company (“MLLIC”), were acquired by AUSA. The purchase price was allocated to the assets acquired and liabilities assumed using management’s best estimate of their fair value as of the acquisition date. The Company anticipates further refinement of the estimated fair values during the year as additional information relative to the fair values as of the acquisition date becomes available.

The following adjustments as of June 30, 2008 were made to the initial purchase price allocation:

	Purchase Price Allocation
	December 31,		June 30,
	2007	Adjustment	2008
Value of business acquired, gross	$44,024	$2,439	$46,463
Goodwill	6,882	(530)	6,352
Policyholder liabilities	140,782	4,130	144,912
Future policy benefits	22,764	(2,221)	20,543
Business Environment
The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.
Equity Market Performance
The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The major U.S. equity indices for the most part continued their decline in the second quarter of 2008 following the steady declines in the first quarter 2008. The Dow decreased 7% and 14% for the second quarter and on a year-to-date basis, respectively. The NASDAQ increased 1% for the second quarter and decreased 14% on a year-to-date basis, while the S&P decreased 3% and 13% for the second quarter and on a year-to-date basis, respectively.
Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 77% of Separate Accounts assets were invested in equity-based mutual funds at June 30, 2008. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.
During the first six months of 2008 average variable account balances decreased $115 million (or 12%) to $858 million as compared to the same period in 2007. The decrease in average variable account balances contributed $0.7 million to the decrease in asset-based policy charge revenue during the six month period ended June 30, 2008, as compared to the same period in 2007.
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
Changes in the corporate credit environment directly impact the value of the Company’s investments, primarily fixed maturity securities. The Company primarily invests in investment-grade corporate debt to support its fixed rate product liabilities.
Credit spreads represent the credit risk premiums required by market participants for a given credit quality, i.e. the additional yield that a debt instrument issued by an AA-rated entity must produce over a risk-free alternative (e.g., U.S. Treasury instruments). Changes in credit spreads have an inverse relationship to the value of investments.

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	Successor	Predecessor	Successor	Predecessor
Average medium term interest rate yield (a)	2.78%	4.90%	2.78%	4.90%
Increase (decrease) in medium term interest rates (in basis points)	90	25	(60)	13
Credit spreads (in basis points) (b)	310	86	310	86
Expanding (contracting) of credit spreads (in basis points)	(61)	8	80	9

Increase (decrease) on market valuations: (in millions)
Available-for-sale investment securities	$(1.0)	$(0.6)	$(1.0)	$(0.1)
Interest-sensitive policyholder liabilities	0.2	0.1	0.2	0.2

Net increase (decrease) on market valuations	$(0.8)	$(0.5)	$(0.8)	$0.1

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.

(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.
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
The Company’s critical accounting policies and estimates are discussed below. For a full description of these and other accounting policies see Note 2 of the 2007 Annual Report on Form 10-K.
Valuation of Fixed Maturity and Equity Securities
The Company’s investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. For non-publicly traded fixed maturity and equity securities, the Company utilizes pricing services and broker quotes to determine fair value. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At June 30, 2008 and December 31, 2007, approximately $10.7 million (or 11%) and $9.8 million (or 10%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities.
Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income, net of taxes on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.
Derivative Instruments
Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the balance sheet are carried at fair value. All changes in fair value are recognized in the income statement. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures contracts occur daily. As of June 30, 2008, the Company had ten outstanding short futures contracts with a notional amount of $3.2 million. There were no futures contracts at December 31, 2007.

Other-than-Temporary Impairment Losses on Investments
The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary (“OTT”) declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company’s ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. Once impaired, the discount or reduced premium recorded for the debt security, based on the new cost basis, is amortized over the remaining life of the debt security in a prospective manner based on the amount and timing of future estimated cash flows. During the first half of 2008 and 2007, the Company had not incurred any material OTT impairments.
Deferred Policy Acquisition Costs
The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs (“DAC”) are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At June 30, 2008, variable annuities insurance accounted for the Company’s entire DAC asset of $0.4 million. At December 31, 2007, the DAC balance was zero as a result of push down accounting at the acquisition date.
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
Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts returns and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three and six month periods ended June 30, 2008, there was relatively no impact to pre-tax earnings related to DAC unlocking. For the three and six month periods ended June 30, 2007, there was a favorable impact to pre-tax earnings related to DAC unlocking of $0.1 million and $0.8 million, respectively. See Note 6 to the Financial Statements for a further discussion of DAC.

Value of Business Acquired (“VOBA”)
VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts inforce at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, separate account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. In addition, MLLICNY utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. This practice assumes that the expectations for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. At June 30, 2008 and December 31, 2007, the Company’s VOBA asset was $43.4 million and $44.0 million, respectively. For the three and six month periods ended June 30, 2008, the impact to pre-tax earnings related to VOBA unlocking was $0.3 million and $0.0 million, respectively.
Other Intangibles
Other intangibles that were acquired at the acquisition date include a distribution agreement, a tradename, and a non-compete agreement. The tradename and the non-compete are required to be amortized on a straight-line basis over their useful life of five years. The distribution intangible will be amortized over the expected economic benefit period and at a pace consistent with the expected future gross profit streams generated from the distribution agreement, which is thirty years. The carrying values of the intangibles will be reviewed periodically for indicators of impairment in value, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which MLLICNY operates, (2) the profitability analyses, (3) cash flow analyses, and (4) the fair value of the relevant business operation. If there was an indication of impairment, then the cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary. At June 30, 2008 and December 31, 2007, the other intangibles were $8.1 million and $8.3 million, respectively.
Policyholder Liabilities
The Company establishes liabilities for amounts payable on its life and annuity contracts based on methods and underlying assumptions in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts and applicable actuarial standards.
Policyholder Account Balances
The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at June 30, 2008 and December 31, 2007 were $138.8 million and $140.8 million, respectively.
Future Policy Benefits
Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At June 30, 2008 and December 31, 2007, future policy benefits were $21.2 million and $22.8 million, respectively.
Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At June 30, 2008 and December 31, 2007, GMDB and GMIB liabilities included within future policy benefits were as follows:

	June 30,	December 31,
	2008	2007
	(in millions)

GMDB liability for all variable products	$0.1	$2.2
GMIB liability for all variable products	0.1	—

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and/or GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three and six month periods ended June 30, 2008, the favorable impact to pre-tax earnings related to GMDB and GMIB unlocking was $0.1 million and $0.1 million, respectively. At December 31, 2007, the GMIB liability was zero as a result of push down accounting. For the three and six month periods ended June 30, 2007, the favorable impact to pre-tax earnings related to GMDB unlocking was $0.1 million and $0.7 million, respectively.
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
At June 30, 2008 and December 31, 2007, GMWB and GMIB reinsurance liabilities (assets) included within future policy benefits were as follows:

	June 30,	December 31,
	2008	2007
	(in millions)
GMWB liability for variable annuity products	$1.0	$0.6
GMIB reinsurance (asset) for variable annuity products	(1.9)	(0.4)
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
Specific estimates include the realization of dividend-received deductions (“DRD”) and foreign tax credits (“FTC”). A portion of the Company’s investment income related to Separate Accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year’s provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. For the six month period ended June 30, 2008 and 2007, the Company decreased its provision for federal income taxes by $.3 million and $.1 million, respectively due to DRD and FTC adjustments.
A valuation allowance was recorded for the six months ended June 30, 2008 of $.1 million. No valuation allowance existed for the six months ended June 30, 2007. The Company has a cumulative net unrealized capital loss and does not have sufficient expected capital gains in prior or future years that would allow the recognition of the deferred tax asset arising from this net unrealized capital loss.
The Company’s effective federal income tax rate was 30% during the first half of 2008 compared to 34% during the equivalent period in 2007. The change in the effective federal income tax rate is primarily due to the decrease in pre-tax income, such that the permanent differences, i.e. DRD and FTC, are a larger percentage of pre-tax income in the first half of 2008, as compared to the same period in 2007.

Recent Developments
Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect this Statement to have a material impact on its Financial Statements.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. FAS 142-3 requires entities estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors included in SFAS No. 142. The guidance in FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company expects to adopt FSP No. FAS 142-3 on January 1, 2009, and has not yet determined the effect of FSP No. FAS 142-3 on its Financial Statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This Statement amends and expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application permitted. The Company expects to adopt SFAS No. 161 on January 1, 2009, which affects disclosures and therefore will not impact the Company’s results of operations or financial position.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement replaces SFAS No. 141, Business Combinations and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. SFAS No. 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS No. 141(R) effective date shall not be adjusted upon adoption of SFAS No. 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The Company expects to adopt SFAS No. 141(R) on January 1, 2009, and has not yet determined the effect of SFAS No. 141(R) on its Financial Statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS No. 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS No. 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company expects to adopt SFAS No. 160 on January 1, 2009 and has not yet determined the effect of SFAS No. 160 on its Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The adoption did not have a material impact on the Company’s Financial Statements. See Note 3 to the Financial Statements for additional disclosures.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted, provided the entity has not yet issued financial statements for the fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively. The Company adopted SFAS No. 157 on January 1, 2008. The adoption did not have a material impact on the Company’s Financial Statements. See Note 3 to the Financial Statements for additional disclosures.
New Business
The Company’s current marketing emphasis is on the sale of variable annuity products. These products were designed to address the retirement planning needs of ML&Co.’s clients. Each variable annuity product was designed to provide tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios.
Total direct deposits decreased $7.0 million (or 54%) to $6.0 million and $13.9 million (or 62%) to $8.5 million during the three and six month periods ended June 30, 2008, as compared to the same periods in 2007.
Total direct deposits (including internal exchanges) by product were as follows:

			Second
	Second Quarter	Year To Date	Quarter	Year to Date
	2008	2008	2008 vs. 2007	2008 vs. 2007
	(dollars in millions)		% Change
Variable Annuities:
L-Share	$1.6	$2.8	(72)%	(72)%
Bonus	2.5	3.1	(53)	(62)
B-Share	1.5	1.9	(1)	(48)
C-Share	0.4	0.6	291	48

	6.0	8.4	(53)	(62)

All Other Deposits	(0.0)	0.1	(114)	(4)

Total Direct Deposits	$6.0	$8.5	(54)%	(62)%

During the current three and six month periods, variable annuity deposits decreased $6.9 million (or 53%) to $6.0 million and $13.9 million (or 62%) to $8.4 million, respectively, as compared to the same periods in 2007. The decrease in variable annuity deposits was primarily due to volatile equity markets during the three and six month periods ended June 30, 2008 as discussed in the Equity Market Performance section above.
All other deposits include deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured.

Financial Condition
At June 30, 2008, the Company’s assets were $1.1 billion or $.1 billion lower than the $1.2 billion in assets at December 31, 2007. Assets excluding Separate Accounts assets decreased $0.4 million. Separate Accounts assets, which represent 73% of total assets, decreased $111.2 million (or 12%) to $814.6 million. Changes in Separate Accounts assets for the year to date period were as follows:

Six
Months Ended
(dollars in millions)	2008
Investment performance	$(61.2)
Deposits	8.5
Policy fees and charges	(8.6)
Surrenders, benefits and withdrawals	(49.9)

Net decrease	$(111.2)

During the first six months of 2008, the Company experienced contract owner withdrawals that exceeded deposits on all products by $48.2 million.
The components of contract owner transactions were as follows:

Six
Months Ended
(dollars in millions)	2008
Deposits collected	$8.5
Internal tax-free exchanges	(0.5)

Net contract owner deposits	8.0

Contract owner withdrawals	14.9
Net transfers from Separate Accounts	41.3

Net contract owner withdrawals	56.2

Net contract owner activity	$(48.2)

The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents.
At June 30, 2008 and December 31, 2007, approximately $93.0 million (or 95%) and $99.3 million (or 99%), respectively, of fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor’s BBB- or higher (or similar rating agency). Also, at June 30, 2008, approximately $1.0 million (or 1%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s. This compares to $3.1 million (or 3%) of BBB- rated fixed maturity securities at December 31, 2007.
At June 30, 2008, approximately $4.8 million (or 5%) of fixed maturity securities were considered below investment grade. This compares to $0.9 million (or 1%) of fixed maturity securities considered below investment grade at December 31, 2007. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The Company’s investment in collateralized mortgage obligations (“CMO”) and mortgage backed securities (“MBS”) had a carrying value of $18.0 million and $13.7 million at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008 and December 31, 2007, approximately $8.0 million (or 44%) and $8.7 million (or 64%), respectively, of CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from corporate securities with similar credit ratings.
Subprime Mortgage Investments
Subprime mortgages are loans to homebuyers who have weak or impaired credit histories. In recent years, the market for these loans has expanded rapidly. During that time, however, lending practices and credit assessment standards grew steadily weaker. As a result, the market is now experiencing a sharp increase in the number of loan defaults. Investors in subprime assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes asset backed securities issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below 660. The Company also categorizes asset backed securities issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660. As of June 30, 2008 and December 31, 2007, the Company had no material exposure to subprime mortgage investments.
Liquidity
To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 2008, the Company’s assets included $161.6 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.
In order to continue to issue annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. The Company has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks assumed, but will allow the Company to reduce its absolute level of surplus. During the first half of 2008, the Company did not pay any cash dividends. During the first quarter of 2007, the Company paid an ordinary dividend of $5.5 million to MLIG.
Commitments and Contingencies
The following table summarizes the Company’s policyholders’ obligations as of June 30, 2008:

	Less	One To	Four To	More
	Than One	Three	Five	Than Five
(dollars in millions)	Year	Years	Years	Years	Total
Policyholder liabilities (a)
General accounts	$22.2	$34.7	$23.7	$102.2	$182.8
Separate Accounts	94.0	185.8	167.9	672.7	1,120.4

	$116.2	$220.5	$191.6	$774.9	$1,303.2

(a)	The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on management’s best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business inforce. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with the Company’s historical experience, modified for recently observed trends. Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and are before deduction of tax and before reinsurance. The liability amounts in our Financial Statements reflect the discounting for interest as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts.

The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate. In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.
Results of Operations
For the three month periods ended June 30, 2008 and 2007, the Company recorded net earnings of $1.9 million and $2.9 million, respectively. For the six month periods ended June 30, 2008 and 2007, the Company recorded net earnings of $4.1 million and $5.4 million, respectively.
Policy charge revenue decreased $.7 million (or 12%) and $.8 million (or 7%), respectively, during the current three and six month periods ended June 30, 2008, as compared to the same periods in 2007. The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months	Six Months
(dollars in millions)	2008 vs. 2007	2008 vs. 2007
Asset-based policy charge revenue	$(0.4)	$(0.7	) (a)
Non-asset based policy charge revenue	(0.3)	(0.1)

	$(0.7)	$(0.8)

(a)	Asset-based policy charge revenue was negatively impacted by the decrease in average variable account balances during the three months ended June 30, 2008 as compared to the same period in 2007.
Net realized investment gains decreased $.8 million (or 78%) and $.7 million (or 66%), respectively, during the current three and six month periods ended June 30, 2008, as compared to the same periods in 2007. The decrease in net realized investment gains is primarily due to one large credit-related gain that occurred during the second quarter of 2007, partially offset by equity related gains on futures in the second quarter of 2008.
Policy benefits decreased $0.6 million (or 153%) and $1.3 million (or 79%), respectively, during the current three and six month periods ended June 30, 2008, as compared to the same periods in 2007. The following table provides the changes in policy benefits by type:

	Three Months	Six Months
(dollars in millions)	2008 vs. 2007	2008 vs. 2007
Annuity benefit unlocking	$(0.0)	$0.6	(a)
Annuity benefit expense	(0.5)	(0.9)	(b)
Life insurance mortality expense	(0.1)	(1.0)	(c)

	$(0.6)	$(1.3)

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.

(b)	The decrease in annuity benefit expense was primarily due to the decrease in the guaranteed minimum benefit amounts as a result of volatile equity markets.

(c)	The decrease in life insurance mortality expense was primarily due to a lower number of claims and claims on policies with a lower net amount at risk
Reinsurance premiums ceded decreased $0.2 million (or 37%) and $0.2 million (or 18%) for the current three and six month periods ended June 30, 2008. Effective May 1, 2008, the company began to recapture the majority of its reinsurance resulting in the decreased reinsurance premiums.

Amortization of VOBA was $1.6 million and $3.6 million for the current three and six month periods ended June 30, 2008 which included $0.3 million and $0.0 million of unlocking, respectively. There was no VOBA amortization in the three and six month periods ended June 30, 2007.
Amortization of other intangibles was $.1 million and $.3 million for the current three and six month periods ended June 30, 2008. There were no other intangibles in the three and six month periods ended June 30, 2007.
Insurance expenses and taxes increased $0.2 million (or 15%) and $.2 million (or 8%) during the current three and six month periods ended June 30, 2008, respectively, as compared to the same periods in 2007. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months	Six Months
(dollars in millions)	2008 vs. 2007	2008 vs. 2007
Commissions	$0.2	$0.4	(a)
General insurance expense	0.0	(0.3)
Taxes, licenses, and fees	0.0	0.1

	$0.2	$0.2

(a)	The increase in commissions is primarily due to commission expense paid to Transamerica Capital, Inc., a related party during 2008.
Segment Information
The products that comprise the Annuity and Life Insurance segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company’s consolidated financial condition and results of operations presented herein.
ITEM 4. Controls and Procedures
The Company’s Disclosure Committee assists with the monitoring and evaluation of its disclosure controls and procedures. The Company’s President, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the Company’s President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Nothing to report.
ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
ITEM 5. OTHER INFORMATION.
(a) Nothing to report.
(b) Nothing to report.
Item 6. Exhibits.

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

3.2	By-Laws of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

4.1	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.2	Modified Guaranteed Annuity Contract Application. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.3	Qualified Retirement Plan Endorsement. (Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.4	IRA Endorsement. (Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.5	Company Name Change Endorsement. (Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

4.6	IRA Endorsement, MLNY009 (Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994).

4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94. (Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94. (Incorporation by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc. (Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation. (Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.)

10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.)

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(k) to Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.)

10.12	Non-Affiliated Broker-Dealer Wholesaling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital, Inc. (Incorporated by Reference to the Annual Report on Form 10-K of ML Life Insurance Company of New York, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, Filed March 27, 2008.)

10.13	Selling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc. (Incorporated by Reference to the Annual Report on Form 10-K of ML Life Insurance Company of New York, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, Filed March 27, 2008.)

10.14	Keep Well Agreement between AEGON USA And ML Life Insurance Company of New York. (Incorporated by Reference to the Annual Report on Form 10-K of ML Life Insurance Company of New York, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, Filed March 27, 2008.)

10.15	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.2 to ML Life Insurance Company of New York’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.)

10.16	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to ML Life Insurance Company of New York’s Current Report on Form 8-K, File No. 33-34562, filed August 17, 2007.)

10.17	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to ML Life Insurance Company of New York’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.)

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML LIFE INSURANCE COMPANY OF NEW YORK
/s/ JOHN T. MALLETT
John T. Mallett
Treasurer and Chief Financial Officer

Date: August 14, 2008

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