Form 10-Q
period 2008-09-30
ML LIFE INSURANCE CO OF NEW YORK
filed 2008-11-13
CIK 862923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

PART I. Financial Information
Item 1. Financial Statements
ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, INC.)
BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(dollars in thousands, except share data)	2008	2007
	Successor

ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2008 - $141,963; 2007 - $100,231)	$134,683	$100,231
Equity available-for-sale securities, at estimated fair value (cost: 2008 - $257; 2007 - $1,126)	206	1,126
Policy loans	67,183	69,165

Total investments	202,072	170,522

Cash and cash equivalents	25,671	60,406
Accrued investment income	3,493	2,866
Deferred policy acquisition costs	430	—
Deferred sales inducements	175	—
Value of business acquired	42,370	44,024
Other intangibles	6,875	8,330
Goodwill	7,532	6,882
Federal income taxes — current	1,550	836
Reinsurance receivables	572	—
Other assets	4,147	6,125
Separate Accounts assets	715,871	925,828

Total Assets	$1,010,758	$1,225,819

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$137,499	$140,782
Future policy benefits	20,059	22,764
Claims and claims settlement expenses	2,407	4,618

	159,965	168,164

Other policyholder funds	20	989
Federal income taxes — deferred	670	—
Affiliated payables — net	268	—
Other liabilities	1,083	—
Separate Accounts liabilities	715,871	925,828

Total Liabilities	877,877	1,094,981

Stockholder’s Equity
Common stock ( $10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	128,638	128,638
Accumulated other comprehensive income (loss), net of taxes	(4,423)	—
Retained earnings	6,466	—

Total Stockholder’s Equity	132,881	130,838

Total Liabilities and Stockholder’s Equity	$1,010,758	$1,225,819

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, INC.)
STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
	Successor	Predecessor	Successor	Predecessor
Revenues
Policy charge revenue	$4,444	$5,216	$14,689	$16,240
Net investment income	2,891	2,847	8,153	8,429
Net realized investment gains	3	97	354	1,141

Total Revenues	7,338	8,160	23,196	25,810

Benefits and Expenses
Interest credited to policyholder liabilities	2,386	1,436	5,045	5,168
Policy benefits (net of reinsurance recoveries:
2008 - $25 and $378; 2007 - $111 and $ 1,519)	(1,161)	369	(827)	1,949
Reinsurance premium ceded	277	461	1,048	1,401
Amortization of deferred policy acquisition costs	(7)	1,479	(11)	2,520
Amortization of value of business acquired	609	—	4,189	—
Amortization of other intangibles	11	—	276	—
Insurance expenses and taxes	1,559	1,109	3,960	3,342

Total Benefits and Expenses	3,674	4,854	13,680	14,380

Income Before Taxes	3,664	3,306	9,516	11,430

Federal Income Tax
Current	(863)	1,173	—	3,262
Deferred	2,129	(98)	3,050	535

Total Federal Income Tax	1,266	1,075	3,050	3,797

Net Income	$2,398	$2,231	$6,466	$7,633

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, INC.)
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
	Successor	Predecessor	Successor	Predecessor
Net Income	$2,398	$2,231	$6,466	$7,633

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	(6,449)	536	(7,331)	296
Reclassification adjustment for (gains) losses included in net income	71	(97)	—	(3)

	(6,378)	439	(7,331)	293

Adjustments:
Policyholder liabilities	270	(201)	492	20
Deferred policy acquisition costs	(9)	—	(8)	—
Value of business acquired	(521)	—	44	—
Deferred federal income taxes	2,453	(84)	2,380	(110)

	2,193	(285)	2,908	(90)

Total other comprehensive income (loss), net of taxes	(4,185)	154	(4,423)	203

Comprehensive Income (Loss)	$(1,787)	$2,385	$2,043	$7,836

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, INC.)
STATEMENTS OF STOCKHOLDER’S EQUITY (UNAUDITED)

			Accumulated
		Additional	Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholder’s
(dollars in thousands)	Stock	Capital	Income (Loss)	Earnings	Equity
Balance, January 1, 2007 (Predecessor)	$2,200	$52,310	$(753)	$34,009	$87,766
Net income				10,611	10,611
Cash dividend paid to Merrill Lynch Insurance Group, Inc.				(5,453)	(5,453)
Other comprehensive income, net of taxes			310		310

Balance, at date of acquisition, (Predecessor)	2,200	52,310	(443)	39,167	93,234
Effect of push down accounting of AEGON USA, Inc.’s purchase price on ML Life Insurance Company of New York’s net assets acquired (see Note 2)		76,328	443	(39,167)	37,604

Balance, December 31, 2007 (Successor)	2,200	128,638	—	—	130,838
Net income				6,466	6,466
Other comprehensive loss, net of taxes			(4,423)		(4,423)

Balance, September 30, 2008 (Successor)	$2,200	$128,638	$(4,423)	$6,466	$132,881

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, INC.)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(dollars in thousands)	2008	2007
	Successor	Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,466	$7,633
Adjustment to reconcile net income to net cash and cash equivalents provided by operating activities:
Changes in:
Deferred policy acquisition costs	(387)	719
Deferred sales inducements	(175)	(372)
Value of business acquired	4,137	—
Other intangibles	275	—
Benefit reserves	(2,502)	(263)
Federal income tax accruals	2,336	644
Claims and claims settlement expenses	(2,211)	(4,874)
Other policyholder funds	(969)	(409)
Other operating assets and liabilities, net	2,127	(799)
Amortization (accretion) of investments	(63)	209
Interest credited to policyholder liabilities	5,045	5,168
Net realized investment gains	(354)	(1,141)

Net cash and cash equivalents provided by operating activities	13,725	6,515

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	29,652	11,815
Maturities of available-for-sale securities	23,960	28,016
Purchases of available-for-sale securities	(94,715)	(19,823)
Net settlements on futures contracts	602	—
Policy loans on insurance contracts, net	1,982	2,671

Net cash and cash equivalents provided (used) by investing activities	(38,519)	22,679

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend paid to Merrill Lynch Insurance Group, Inc.	—	(5,453)
Policyholder deposits	8,814	26,671
Policyholder withdrawals	(18,755)	(39,374)

Net cash and cash equivalents used in financing activities	(9,941)	(18,156)

Net increase (decrease) in cash and cash equivalents (1)	(34,735)	11,038
Cash and cash equivalents, beginning of period	60,406	35,952

Cash and cash equivalents, end of period	$25,671	$46,990

(1)	Included in net increase (decrease) in cash and cash equivalents is interest paid (2008 - $0; 2007 - $55); federal income taxes paid (2008 - $1,350; 2007 - $3,153); and federal income taxes received (2008 - $729; 2007 - $0)
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
The interim Financial Statements for the three month and nine month periods are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Financial Statements have been included. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements included in the 2007 Annual Report on Form 10-K. The December 31, 2007 unaudited Balance Sheet was derived from the audited 2007 Financial Statements. The nature of the Company’s business is such that the results of any interim period are not necessarily indicative of results for a full year.
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
Derivative Instruments
Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Income Statements. The fair value for exchange traded derivatives, such as futures, is calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures contracts occur daily.
Accounting Pronouncements
In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP became effective upon issuance. The FSP adoption did not have a material impact on the Company’s Financial Statements.
In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). The FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amended SFAS No. 133 and Interpretation No. 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The Company expects to adopt FSP FAS 133-1 and FIN 45-4 on December 31, 2008, which affects disclosures and therefore will not impact the Company’s results of operations or financial position.
The FSP also clarifies that the disclosures required by SFAS No. 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. This is consistent with the Company’s plan for adoption of SFAS No. 161 on January 1, 2009.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect this Statement to have a material impact on its Financial Statements.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. FAS 142-3 requires entities estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors included in SFAS No. 142. The guidance in FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company expects to adopt FSP No. FAS 142-3 on January 1, 2009, which affects disclosures and therefore will not impact the Company’s results of operations or financial position.

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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). This statement replaces SFAS No. 141, Business Combinations and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. SFAS No. 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS No. 141(R) effective date shall not be adjusted upon adoption of SFAS No. 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The Company expects to adopt SFAS No. 141(R) on January 1, 2009, and has not yet determined the effect of SFAS No. 141(R) on its Financial Statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS No. 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS No. 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company expects to adopt SFAS No. 160 on January 1, 2009 and has not yet determined the effect of SFAS No. 160 on its Financial Statements.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity has not yet issued financial statements for the fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively. The Company adopted SFAS No. 157 on January 1, 2008. The adoption did not have a material impact on the Company’s Financial Statements. See Note 3 to the Financial Statements for additional disclosures.

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
The following adjustments as of September 30, 2008 were made to the initial purchase price allocation:

	Purchase Price Allocation
	December 31,		September 30,
	2007	Adjustments	2008
Value of business acquired, gross	$44,024	$2,439	$46,463
Goodwill	6,882	650	7,532
Other intangibles	8,330	(1,179)	7,151
Policyholder liabilities	140,782	4,130	144,912
Future policy benefits	22,764	(2,221)	20,543
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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at September 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities (a)	$26,154	$106,072	$2,457	$134,683
Equity securities (a)	—	206	—	206
Separate Accounts assets (b)	715,871	—	—	715,871

Total assets	$742,025	$106,278	$2,457	$850,760

Liabilities
Future policy benefits (embedded derivatives only) (c)	$—	$—	$(1,951)	$(1,951)

Total liabilities	$—	$—	$(1,951)	$(1,951)

(a)	For publicly traded securities (Level 1), fair value is determined using quoted market prices. For securities without a readily ascertainable market value (Level 2), the Company utilizes pricing services and corroborated broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the Balance Sheets. Level 3 consists of securities whose fair value is estimated based on non-binding broker quotes.

(b)	Separate Accounts assets are carried at the net asset value provided by the fund managers.

(c)	The Company records liabilities, which can be either positive or negative, for contracts containing guaranteed minimum withdrawal benefit (“GMWB”) and reinsurance on guaranteed minimum income benefit (“GMIB reinsurance”) riders in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The GMWB and GMIB reinsurance provisions are treated as an embedded derivative and are required to be reported separately from the host variable annuity contract. The fair value of the GMWB and GMIB reinsurance obligations are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions.
The Company’s Level 3 assets consist of securities whose fair value is estimated based on non-binding broker quotes. The following table provides a summary of the change in fair value of the Company’s Level 3 assets at September 30, 2008:

Fixed Maturity
Balance at December 31, 2007	$1,244

Total unrealized loss (a)	(188)
Purchases, (sales) — net	208
Transfers into Level 3	1,189
Changes in valuation (b)	4

Balance at September 30, 2008 (c)	$2,457

(a)	Recorded as a component of other comprehensive income (loss).

(b)	Recorded as a component of net investment income in the Statements of Income.

(c)	Recorded as a component of fixed maturity available-for-sale securities in the Balance Sheets.

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. During the third quarter, the transfers to Level 3 principally related to securities which were valued based on broker quotes that could not be corroborated.
The Company’s Level 3 liabilities (assets) consist of provisions for GMWB and GMIB reinsurance. The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at September 30, 2008:

		GMIB
	GMWB	Reinsurance
Balance at December 31, 2007	$595	$(395)
Changes in valuation (a)	1,954	(4,105)

Balance at September 30, 2008 (b)	$2,549	$(4,500)

(a)	Recorded as a component of policy benefits in the Statements of Income.

(b)	Recorded as a component of future policy benefits in the Balance Sheets.
Note 4. Investments
The Company’s investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.
If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the amortized cost is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. For the three and nine months ended September 30, 2008, the Company recorded a $146 and $149 realized investment loss, respectively, on securities deemed to have incurred other-than-temporary declines in fair value. For the three and nine months ended September 30, 2008, there was associated amortization of value of business acquired on the other-than-temporary declines in fair value of $11 and $11, respectively. There were no realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value for the three and nine months ended September 30, 2007.
The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are Standard & Poor’s 500 Composite Stock Price Index (“S&P”) futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Income Statement with the change in reserves. As of September 30, 2008, the Company had 10 outstanding short futures contracts with a notional value of $2,919. There were no futures contracts as of December 31, 2007.

The components of net unrealized gains (losses) included in accumulated other comprehensive loss, net of taxes were as follows:

September 30,
2008
Assets
Fixed maturity securities	$(7,280)
Equity securities	(51)
Deferred policy acquisitions costs	(8)
Value of business acquired	44

(7,295)

Liabilities
Policyholder account balances	492
Federal income taxes — deferred	2,380

2,872

Stockholder’s equity
Accumulated other comprehensive loss, net of taxes (a)	$(4,423)

(a)	At December 31, 2007 accumulated other comprehensive loss, net of taxes, was zero as a result of push down accounting at the acquisition date.
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
The change in the carrying amount of VOBA for the three and nine months ended September 30, 2008 was as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
VOBA	2008	2008
Purchase price adjustment	$—	$2,439
Amortization expense	(536)	(4,081)
Unlocking	(73)	(108)
Amortization related to realized gains on investments and derivatives	52	52
Unrealized gain (loss)	(521)	44

Change in VOBA carrying amount	$(1,078)	$(1,654)

Other intangibles include the estimated fair values of the distribution agreement, the tradename and the non-compete agreement acquired at the acquisition date. The change in the carrying amount of other intangibles for the three and nine months ended September 30, 2008 was as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
Other Intangibles	2008	2008
Purchase price adjustment	$(1,179)	$(1,179)
Amortization expense	(11)	(276)

Change in other intangibles carrying amount	$(1,190)	$(1,455)

Note 6. Deferred Policy Acquisition Costs (“DAC”)
The components of amortization of DAC for the three and nine month periods ended September 30 were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
DAC	Successor	Predecessor	Successor	Predecessor
Normal amortization	$(16)	$1,073	$(41)	$2,882
Unlocking	9	406	30	(362)

Total amortization of DAC	$(7)	$1,479	$(11)	$2,520

During the first nine months of 2008, the Company experienced lower than expected gross profits as a result of market losses which reduced amortization expense and unlocking. Unlocking during the first nine months of 2007 was impacted by fluctuations in actual Separate Accounts returns as compared to assumptions. The impact of unlocking was mitigated to a certain extent by the application of the mean reversion technique.
Note 7. Variable Contracts Containing Guaranteed Benefits
The Company records liabilities for variable annuity contracts containing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are reported as a component of policy benefits in the Statements of Income.
The components of the changes in the variable annuity GMDB and GMIB liability for the three and nine month periods ended September 30, 2008 and 2007 were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
GMDB	Successor	Predecessor	Successor	Predecessor
Guaranteed benefits incurred	$289	$280	$892	$854
Guaranteed benefits paid	(247)	(23)	(856)	(236)
Unlocking	(10)	(41)	69	(767)

Total	$32	$216	$105	$(149)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
GMIB	Successor	Predecessor	Successor	Predecessor
Guaranteed benefits incurred	$63	$(180)	$413	$64
Unlocking	(60)	—	(262)	—

Total	$3	$(180)	$151	$64

The unlocking for GMDB during the first nine months of 2008 reflects the increase in expected future claims due to the current market losses. Guaranteed benefits paid during the first nine months of 2008 reflect increased exposure amounts as a result of decreased account values. Unlocking during the first nine months of 2007 was impacted by fluctuations in actual Separate Accounts returns as compared to assumptions. The impact of unlocking was mitigated to a certain extent by the application of the mean reversion technique.
The unlocking for GMIB during the first nine months of 2008 reflects the decrease in gross revenues and the resulting increase in expected future claims due to current market losses.
The variable annuity GMDB liability at September 30, 2008 and December 31, 2007 was $105 and $2,221, respectively. The September 30, 2008 balance includes a purchase adjustment of ($2,221).
The variable annuity GMIB liability at September 30, 2008 was $151. At December 31, 2007 the GMIB liability was zero as a result of push down accounting at the acquisition date.
The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. The Company records liabilities for contracts containing GMDB provisions as a component of future policy benefits. At December 31, 2007, the variable life GMDB was zero as a result of push down accounting at the acquisition date. Changes in variable life GMDB are included as a component of policy benefits in the Statements of Income. As of September 30, 2008 and September 30, 2007, no material guaranteed benefits were incurred or paid.
Note 8. Stockholder’s Equity and Statutory Accounting Practices
The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the New York Insurance Department. The State of New York has adopted the National Association of Insurance Commissioners’ statutory accounting practices as the basis of its statutory accounting practices.
Statutory capital and surplus at September 30, 2008 and December 31, 2007 were $77,330 and $76,871, respectively. For the nine month periods ended September 30, 2008 and 2007, statutory net income was $4,586 and $8,929, respectively.
During the nine months of 2007, the Company paid an ordinary cash dividend of $5,453 to MLIG.
Note 9. Federal Income Taxes
The following is a reconciliation of the provision for income taxes based on earnings before Federal income taxes, computed using the Federal statutory rate versus the reported provision for income taxes for the nine month periods ended September 30, 2008 and 2007.

	Nine Months
	Ended
	September 30,
	2008	2007
	Successor	Predecessor
Provisions for income taxes computed at Federal statutory rate (35%)	$3,331	$4,001
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(342)	(111)
Foreign tax credit	(54)	(93)
Valuation allowance on realized capital loss	115	—

Federal income tax provision	$3,050	$3,797

Effective tax rate	32%	33%
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
A valuation allowance was recorded for the nine months ended September 30, 2008 of $115. No valuation allowance existed for the nine months ended September 30, 2007. The Company has a net realized capital loss and does not have sufficient expected capital gains in prior or future years that would allow the recognition of the deferred tax asset arising from this net realized capital loss.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), on January 1, 2007. The Company has analyzed all material tax positions under the provisions of FIN No. 48, and has determined that there are no tax benefits that should not be recognized as of September 30, 2008 or as of December 31, 2007. There are no unrecognized tax benefits that would affect the effective tax rate. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.
The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company has recognized no such interest and penalties in its financial statements for the year ended December 31, 2007 and the three and nine month periods ended September 30, 2008.
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
Note 10. Related Party Transactions
As of September 30, 2008, the Company had the following related party agreements in effect:
The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three and nine month periods ended September 30, 2008, the Company incurred $143 and $574, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

AEGON USA Realty Advisors, Inc. acts as the manager and administrator for the Company’s real property assets and mortgage loans under an administrative and advisory agreement with the Company. During the three and nine month periods ended September 30, 2008, the Company did not incur any expenses under this agreement.
AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and nine month periods ended September 30, 2008, the Company incurred $50 and $147, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.
Transamerica Capital, Inc. provides wholesaling distribution services for the Company under a distribution agreement. During the three and nine month periods ended September 30, 2008, the Company incurred $14 and $151, respectively, in expenses under this agreement.
Transamerica Capital, Inc. provides underwriting services for the Company under an underwriting agreement. During the three and nine month periods ended September 30, 2008, the Company incurred $380 and $380, respectively, in expenses under this agreement.
The Company has a reinsurance agreement with Transamerica Occidental Life Insurance Company. During the three and nine month periods ended September 30, 2008, the Company incurred $5 and $15, respectively, in reinsurance premium ceded expense under this agreement. During the three and nine month periods ended September 30, 2008, this expense was offset by $10 and $15, respectively, in reinsurance recovery on death claims incurred.
The Company is party to the purchasing of investments between various affiliated companies. The investments are purchased at fair value and are included in fixed maturity available-for-sale securities in the Balance Sheet. During the three and nine month periods ended September 30, 2008, the Company purchased $0 and $5,332, respectively, of fixed maturity securities.
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
Prior to the acquisition at December 28, 2007, the Company had the following affiliated agreements in effect:
The Company and MLIG were parties to a service agreement whereby MLIG agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement were reimbursed by the Company on an allocated cost basis. Charges allocated to the Company by MLIG pursuant to the agreement were $961 and $2,863, respectively, for the three and nine month periods ended September 30, 2007. Charges attributable to this agreement were included in insurance expenses and taxes, except for investment related expenses, which were included in net investment income. The Company was allocated interest expense on its accounts payable to MLIG that approximated the daily Federal funds rate. Total intercompany interest incurred were $24 and $55, respectively, for the three and nine month periods ended September 30, 2007. Intercompany interest was included in net investment income.
The Company had a general agency agreement with Merrill Lynch Life Agency, Inc. (“MLLA”) whereby registered representatives of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, a wholly owned broker-dealer subsidiary of ML&Co., who were the Company’s licensed insurance agents, solicited applications for contracts to be issued by the Company. MLLA was paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $376 and $1,721, respectively, for the three and nine month periods ended September 30, 2007. Charges attributable to this agreement were included in insurance expenses and taxes, net of amounts capitalized.
MLIG had entered into agreements with i) Roszel Advisors, LLC (“Roszel”), a subsidiary of MLIG, with respect to administrative services for the MLIG Variable Insurance Trust (“the Trust”) and ii) BlackRock, Inc., with respect to administrative services for the Merrill Lynch Series Fund, Inc., Merrill Lynch Variable Series Funds, Inc. and Mercury Variable Trust, (collectively, “the Funds”). Certain Separate Accounts of the Company may have invested in the various mutual fund portfolios of the Trust and Funds in connection with the variable life insurance and annuity contracts the Company has inforce. Under those agreements, Roszel and Merrill Lynch Investment Managers, L.P. paid MLIG an amount equal to a percentage of the assets invested in the Trust and Funds through the Separate Accounts. Revenue attributable to those agreements was included in policy charge revenue. The Company received from MLIG its allocable share of such compensation from Roszel in the amount of $49 and $150, respectively, during the three and nine month periods ended September 30, 2007, respectively.

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
The following tables summarize each business segment’s contribution to consolidated net revenues and net income.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
	Successor
Net Revenues (a)
Annuities	$3,307	$11,867
Life Insurance	1,645	6,284

Net Revenues	$4,952	$18,151

Net Income
Annuities	$2,211	$4,981
Life Insurance	187	1,485

Net Income	$2,398	$6,466

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
	Predecessor
Net Revenues (a)
Annuities	$4,015	$12,666
Life Insurance	2,165	6,272
Other	544	1,704

Net Revenues	$6,724	$20,642

Net Income
Annuities	$1,234	$5,441
Life Insurance	643	1,084
Other	354	1,108

Net Income	$2,231	$7,633

(a)	Net revenues include total net revenues net of interest credited to policyholder liabilities.

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

The following adjustments as of September 30, 2008 were made to the initial purchase price allocation:

	Purchase Price Allocation
	December 31,		September 30,
	2007	Adjustments	2008
Value of business acquired, gross	$44,024	$2,439	$46,463
Goodwill	6,882	650	7,532
Other intangibles	8,330	(1,179)	7,151
Policyholder liabilities	140,782	4,130	144,912
Future policy benefits	22,764	(2,221)	20,543
Business Environment
The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.
Equity Market Performance
The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The major U.S. equity indices continued their decline in the third quarter of 2008 following the declines in the first half of 2008. The Dow decreased 4% and 18% for the third quarter and on a year-to-date basis, respectively. The NASDAQ and S&P decreased 9% for the third quarter and 21% on a year-to-date basis.
Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 76% of Separate Accounts assets were invested in equity-based mutual funds at September 30, 2008. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.
During the first nine months of 2008 average variable account balances decreased $135 million (or 14%) to $831 million as compared to the same period in 2007. The decrease in average variable account balances contributed $1.5 million to the decrease in asset-based policy charge revenue during the nine month period ended September 30, 2008, as compared to the same period in 2007.
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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	Successor	Predecessor	Successor	Predecessor
Average medium term interest rate yield (a)	2.25%	4.10%	2.25%	4.10%
Decrease in medium term interest rates (in basis points)	(53)	(80)	(113)	(67)
Credit spreads (in basis points) (b)	516	150	516	150
Expanding of credit spreads (in basis points)	206	64	286	73

Increase (decrease) on market valuations: (in millions)
Available-for-sale investment securities	$(6.4)	$0.4	$(7.3)	$0.3
Interest-sensitive policyholder liabilities	0.3	(0.2)	0.5	—

Net increase (decrease) on market valuations	$(6.1)	$0.2	$(6.8)	$0.3

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.

(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ and could have a material impact on the Financial Statements, and it is possible that such changes could occur in the near term.
The Company’s critical accounting policies and estimates are discussed below. For a full description of these and other accounting policies see Note 2 of the 2007 Annual Report on Form 10-K.
Valuation of Fixed Maturity and Equity Securities
The Company’s investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. The Company’s valuation policy dictates that publicly available prices are initially sought from several third party pricing services. In the event that pricing is not available from these services, those securities are submitted to brokers to obtain quotes. Lastly, securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.
Each month, the Company performs an analysis of the information obtained from third party services and brokers to ensure that the information is reasonable and produces a reasonable estimate of fair value. The Company considers both qualitative and quantitative factors as part of this analysis, including but not limited to, recent transactional activity for similar fixed maturities, review of pricing statistics and trends, and consideration of recent relevant market events.
At September 30, 2008 and December 31, 2007, approximately, $11.0 million (or 8%) and, $9.8 million (or 10%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale.
Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income (loss), net of taxes on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

Derivative Instruments
Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Income Statements. The fair value for exchange traded derivatives, such as futures, is calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures contracts occur daily. As of September 30, 2008, the Company had 10 outstanding short futures contracts with a notional amount of $2.9 million. There were no futures contracts at December 31, 2007.
Other-than-Temporary Impairment Losses on Investments
The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary (“OTT”) declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company’s ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. Once impaired, the discount or reduced premium recorded for the debt security, based on the new cost basis, is amortized over the remaining life of the debt security in a prospective manner based on the amount and timing of future estimated cash flows. During the first nine months of 2008, the Company recorded an OTT impairment, net of value of business acquired amortization, of $.1 million. During the first nine months of 2007, the Company did not incur any material OTT impairments.
Deferred Policy Acquisition Costs
The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs (“DAC”) are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At September 30, 2008, variable annuities insurance accounted for the Company’s entire DAC asset of $0.4 million. At December 31, 2007, the DAC balance was zero as a result of push down accounting at the acquisition date.
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
The most significant assumptions involved in the estimation of future gross profits are future net Separate Accounts performance, surrender rates and mortality rates. For variable annuities, the Company generally establishes a long-term rate of net Separate Accounts growth. If returns over a determined historical period differ from the long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. The result is that the long-term rate is assumed to be realized over a specified period. However, the long-term rate may be adjusted if expectations change. This method for projecting market returns is known as reversion to the mean, a standard industry practice. At September 30, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. For variable life insurance, the Company generally assumes a level long-term rate of net variable life Separate Accounts growth for all future years and the long-term rate may be adjusted if expectations change. Additionally, the Company may modify the rate of net Separate Accounts growth over the short term to reflect near-term expectations of the economy and financial market performance in which Separate Accounts assets are invested. Surrender and mortality rates for all variable contracts are based on historical experience and a projection of future experience.

Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts returns and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three and nine month periods ended September 30, 2008, there was relatively no impact to pre-tax earnings related to DAC unlocking. For the three month period ended September 30, 2007, the unfavorable impact to pre-tax earnings related to DAC unlocking was $0.4 million. For the nine month period ended September 30, 2007, the favorable impact to pre-tax earnings related to DAC unlocking was $0.4 million. See Note 6 to the Financial Statements for a further discussion of DAC.
Value of Business Acquired (“VOBA”)
VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts inforce at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. In addition, MLLICNY utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. At September 30, 2008, the reversion to the mean assumptions for variable products, primarily variable annuities was 15% gross short-term equity growth rate for a five year period and thereafter a 9% gross long-term growth rate. This practice assumes that the expectations for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. At September 30, 2008 and December 31, 2007, the Company’s VOBA asset was $42.4 million and $44.0 million, respectively. For the three and nine month periods ended September 30, 2008, the unfavorable impact to pre-tax earnings related to VOBA unlocking was $0.1 million and $0.1 million, respectively.
Other Intangibles
Other intangibles that were acquired at the acquisition date include a distribution agreement, a tradename, and a non-compete agreement. The tradename and the non-compete are required to be amortized on a straight-line basis over their useful life of five years. The distribution intangible will be amortized over the expected economic benefit period and at a pace consistent with the expected future gross profit streams generated from the distribution agreement, which is thirty years. The carrying values of the intangibles will be reviewed periodically for indicators of impairment in value, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which MLLICNY operates, (2) the profitability analyses, (3) cash flow analyses, and (4) the fair value of the relevant business operation. If there was an indication of impairment, then the cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary. A review was performed at September 30, 2008 and there was no indication of impairment. At September 30, 2008 and December 31, 2007, the other intangibles were $6.9 million and $8.3 million, respectively.
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
Policyholder Account Balances
The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at September 30, 2008 and December 31, 2007 were $137.5 million and $140.8 million, respectively.
Future Policy Benefits
Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At September 30, 2008 and December 31, 2007, future policy benefits were $20.1 million and $22.8 million, respectively.
Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At September 30, 2008 and December 31, 2007, GMDB and GMIB liabilities included within future policy benefits were as follows:

	September 30,	December 31,
	2008	2007
	(in millions)

GMDB liability for all variable products	$0.1	$2.2
GMIB liability for all variable products	0.2	—
The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and/or GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three and nine month periods ended September 30, 2008, the favorable impact to pre-tax earnings related to GMDB and GMIB unlocking was $0.1 million and $0.2 million, respectively. At December 31, 2007, the GMIB liability was zero as a result of push down accounting. For the three and nine month periods ended September 30, 2007, the favorable impact to pre-tax earnings related to GMDB unlocking was $0.0 million and $0.8 million, respectively.
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
At September 30, 2008 and December 31, 2007, GMWB and GMIB reinsurance liabilities (assets) included within future policy benefits were as follows:

	September 30,	December 31,
	2008	2007
	(in millions)

GMWB liability for variable annuity products	$2.5	$0.6
GMIB reinsurance asset for variable annuity products	(4.5)	(0.4)
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
Specific estimates include the realization of dividend-received deductions (“DRD”) and foreign tax credits (“FTC”). A portion of the Company’s investment income related to Separate Accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year’s provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. For the nine month periods ended September 30, 2008 and 2007, the Company decreased its provision for federal income taxes by $.3 million and $.2 million, respectively, principally due to DRD and FTC adjustments.
A valuation allowance was recorded for the nine months ended September 30, 2008 of $0.1 million. No valuation allowance existed for the nine months ended September 30, 2007. The Company has a net realized capital loss and does not have sufficient expected capital gains in prior or future years that would allow the recognition of the deferred tax asset arising from this net realized capital loss.

The Company’s effective federal income tax rate was 32% during the first nine months of 2008 compared to 33% during the equivalent period in 2007. The change in the effective federal income tax rate is primarily due to the decrease in pre-tax income, such that the permanent differences, i.e. DRD and FTC, are a larger percentage of pre-tax income in the first nine months of 2008, as compared to the same period in 2007.
Recent Developments
Accounting Pronouncements
In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP became effective upon issuance. The FSP adoption did not have a material impact on the Company’s Financial Statements.
In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). The FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amended SFAS No. 133 and Interpretation No. 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The Company expects to adopt FSP FAS 133-1 and FIN 45-4 on December 31, 2008, which affects disclosures and therefore will not impact the Company’s results of operations or financial position.
The FSP also clarifies that the disclosures required by SFAS No. 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. This is consistent with the Company’s plan for adoption of SFAS No. 161 on January 1, 2009.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect this Statement to have a material impact on its Financial Statements.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. FAS 142-3 requires entities estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors included in SFAS No. 142. The guidance in FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company expects to adopt FSP No. FAS 142-3 on January 1, 2009, which affects disclosures and therefore will not impact the Company’s results of operations or financial position.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS No. 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS No. 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company expects to adopt SFAS No. 160 on January 1, 2009 and has not yet determined the effect of SFAS No. 160 on its Financial Statements.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity has not yet issued financial statements for the fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively. The Company adopted SFAS No. 157 on January 1, 2008. The adoption did not have a material impact on the Company’s Financial Statements. See Note 3 to the Financial Statements for additional disclosures.
New Business
The Company’s current marketing emphasis is on the sale of variable annuity products. These products were designed to address the retirement planning needs of ML&Co.’s clients. Each variable annuity product was designed to provide tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios.
Total direct deposits decreased $5.9 million (or 85%) to $1.1 million and $19.8 million (or 68%) to $9.6 million during the three and nine month periods ended September 30, 2008, as compared to the same periods in 2007.

Total direct deposits (including internal exchanges) were as follows:

	Third Quarter	Year To Date	Quarter	Year to Date
	2008	2008	2008 vs. 2007	2008 vs. 2007
	(dollars in millions)		% Change
Variable Annuity Deposits	$1.1	$9.5	(85)%	(68)%
All Other Deposits	—	0.1	N/A	0

Total Direct Deposits	$1.1	$9.6	(85)%	(68)%

The decrease in variable annuity deposits was primarily due to volatile equity markets during the three and nine month periods ended September 30, 2008 as discussed in the Equity Market Performance section above.
All other deposits include deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured.
Financial Condition
At September 30, 2008, the Company’s assets were $1.0 billion or $.2 billion lower than the $1.2 billion in assets at December 31, 2007. Assets excluding Separate Accounts assets decreased $5.1 million. Separate Accounts assets, which represent 71% of total assets, decreased $209.9 million (or 23%) to $715.9 million. Changes in Separate Accounts assets for the year to date period were as follows:

Nine
Months Ended
(dollars in millions)	2008
Investment performance	$(136.1)
Deposits	9.8
Policy fees and charges	(12.2)
Surrenders, benefits and withdrawals	(71.4)

Net decrease	$(209.9)

During the first nine months of 2008, the Company experienced contract owner withdrawals that exceeded deposits by $70.4 million.
The components of contract owner transactions were as follows:

Nine
Months Ended
(dollars in millions)	2008
Deposits collected	$9.6
Internal tax-free exchanges	(0.8)

Net contract owner deposits	8.8

Contract owner withdrawals	18.7
Net transfers from Separate Accounts	60.5

Net contract owner withdrawals	79.2

Net contract owner activity	$(70.4)

The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents.
At September 30, 2008 and December 31, 2007, approximately $128.6 million (or 96%) and $99.3 million (or 99%), respectively, of fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor’s BBB- or higher (or similar rating agency). Also, at September 30, 2008, approximately $2.8 million (or 2%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s. This compares to $3.1 million (or 3%) of BBB- rated fixed maturity securities at December 31, 2007.
At September 30, 2008, approximately $6.1 million (or 4%) of fixed maturity securities were considered below investment grade. This compares to $0.9 million (or 1%) of fixed maturity securities considered below investment grade at December 31, 2007. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.
The Company’s investment in collateralized mortgage obligations (“CMO”) and mortgage backed securities (“MBS”) had a carrying value of $34.2 million and $13.7 million at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008 and December 31, 2007, approximately $9.8 million (or 29%) and $8.7 million (or 64%), respectively, of CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from corporate securities with similar credit ratings.
Subprime Mortgage Investments
Subprime mortgages are loans to homebuyers who have weak or impaired credit histories. In recent years, the market for these loans has expanded rapidly. During that time, however, lending practices and credit assessment standards grew steadily weaker. As a result, the market is now experiencing a sharp increase in the number of loan defaults. Investors in subprime assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes asset backed securities issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below 660 at issuance. The Company also categorizes asset backed securities issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660 at issuance. As of September 30, 2008 and December 31, 2007, the Company had no material exposure to subprime mortgage investments.
Liquidity
To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 2008, the Company’s assets included $154.3 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.
In order to continue to issue annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. The Company has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks assumed, but will allow the Company to reduce its absolute level of surplus. During the first nine months of 2008, the Company did not pay any cash dividends. During the first nine months of 2007, the Company paid an ordinary cash dividend of $5.5 million to MLIG.

Commitments and Contingencies
The following table summarizes the Company’s policyholders’ obligations as of September 30, 2008:

	Less	One To	Four To	More
	Than One	Three	Five	Than Five
(dollars in millions)	Year	Years	Years	Years	Total
Policyholder liabilities (a)
General accounts	$21.7	$33.5	$23.1	$89.1	$167.4
Separate Accounts	69.6	164.8	157.0	389.8	781.2

	$91.3	$198.3	$180.1	$478.9	$948.6

(a)	The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on management’s best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business inforce. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with the Company’s historical experience, modified for recently observed trends. Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and are before deduction of tax and before reinsurance. The liability amounts in our Financial Statements reflect the discounting for interest as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts.
The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate. In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.
Results of Operations
For the three month periods ended September 30, 2008 and 2007, the Company recorded net income of $2.4 million and $2.2 million, respectively. For the nine month periods ended September 30, 2008 and 2007, the Company recorded net income of $6.5 million and $7.6 million, respectively.
Policy charge revenue decreased $0.8 million (or 15%) and $1.6 million (or 10%), respectively, during the current three and nine month periods ended September 30, 2008, as compared to the same periods in 2007. The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months	Nine Months
(dollars in millions)	2008 vs. 2007	2008 vs. 2007
Asset-based policy charge revenue	$(0.8)	$(1.5	) (a)
Guaranteed benefit based policy charge revenue	0.1	0.1
Non-asset based policy charge revenue	(0.1)	(0.2)

	$(0.8)	$(1.6)

(a)	Asset-based policy charge revenue was negatively impacted by the decrease in average variable account balances during the three months ended September 30, 2008 as compared to the same period in 2007.

Net realized investment gains decreased $0.1 million and $0.8 million, respectively, during the current three and nine month periods ended September 30, 2008, as compared to the same periods in 2007. The following table provides the changes in realized investment gains by type:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30		September 30
	2008	2007	2008	2007
(dollars in millions)	Successor	Predecessor	Successor	Predecessor
Credit related gains (losses)	$(0.1)	$—	$(0.1)	$1.1	(a)
Interest related gains (losses)	(0.2)	0.1	(0.2)	—	(b)
Equity related gains	0.3	—	0.6	—	(c)

Total realized gains (losses) on investments	$(0.0)	$0.1	$0.3	$1.1

Write-downs for other-than-temporary impairments included in realized gains (losses) on investments	$(0.1)	$—	$(0.1)	$—	(b)

(a)	The increase in credit related losses during the three and nine month periods were primarily due to one credit impairment in the third quarter of 2008 and a large credit related gain in 2007.

(b)	The decrease in interest related gains during the current three and nine month periods were primarily due to the recording of the OTT impairment in 2008.

(c)	The increase in equity related gains principally relates to net gains on futures contracts in 2008 as there were no futures contracts in 2007.
Policy benefits decreased $1.5 million and $2.8 million, respectively, during the current three and nine month periods ended September 30, 2008, as compared to the same periods in 2007. The following table provides the changes in policy benefits by type:

	Three Months	Nine Months
(dollars in millions)	2008 vs. 2007	2008 vs. 2007
Annuity benefit unlocking	$(0.1)	$(0.9	) (a)
Annuity benefit expense	(1.4)	(0.9	) (b)
Amortization of deferred sales inducements	(0.1)	(0.1	) (c)
Life insurance mortality expense	0.1	(0.9	) (d)

	$(1.5)	$(2.8)

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.

(b)	The decrease in annuity benefit expense was primarily due to the decrease in the guaranteed minimum benefit amounts as a result of volatile equity markets.

(c)	The decrease in life insurance mortality expense during the current nine months was due to a lower volume of claims and claims on policies with a lower net amount at risk.
Reinsurance premiums ceded decreased $0.2 million (or 40%) and $0.4 million (or 25%) for the current three and nine month periods ended September 30, 2008. Effective second quarter of 2008, the company began to recapture the majority of its reinsurance resulting in the decreased reinsurance premiums.
Amortization of VOBA was $0.6 million and $4.2 million for the current three and nine month periods ended September 30, 2008 which included $0.1 million and $0.1 million of unlocking, respectively. There was no VOBA amortization in the three and nine month periods ended September 30, 2007.
Amortization of other intangibles was $0.0 million and $0.3 million for the current three and nine month periods ended September 30, 2008, respectively. There were no other intangibles in the three and nine month periods ended September 30, 2007.

Insurance expenses and taxes increased $0.5 million (or 41%) and $0.6 million (or 18%) during the current three and nine month periods ended September 30, 2008, respectively, as compared to the same periods in 2007. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months	Nine Months
(dollars in millions)	2008 vs. 2007	2008 vs. 2007
Commissions	$0.2	$0.6	(a)
General insurance expense	0.0	(0.4)
Taxes, licenses, and fees	0.3	0.4

	$0.5	$0.6

(a)	The increase in commissions is primarily due to commission expense paid to Transamerica Capital, Inc., a related party during 2008.
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
In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information
Item 1. Legal Proceedings.
Nothing to report.
Item 1A. Risk Factors.
The risk factors set forth below update the risk factors section previously disclosed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2007. The risks described in the Company’s Annual Report on Form 10-K, which could materially affect the Company’s business, financial condition or future results, are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
The markets in the United States have been experiencing extreme and unprecedented volatility and disruption. We are exposed to significant financial and capital markets risk which may also adversely affect our results of operations, financial condition and/or liquidity. In addition, the current financial crisis has resulted in government initiatives intended to alleviate the crisis. These initiatives may not be effective and/or may be accompanied by other initiatives, including new capital requirements or other regulations which could materially effect our results of operations, financial condition and liquidity.
Markets in the United States have been experiencing extreme volatility and disruption during the year primarily as a result of financial stresses affecting the liquidity of the banking system and the financial markets. In particular the month of October has generated volatility and disruption that reached unprecedented levels. These circumstances have exerted downward pressure on stock prices and reduced access to the credit markets. This unprecedented decline in the equity markets has directly and materially affected our results of operations. In addition, the reduction in market liquidity has made it difficult to value certain of our securities as trading has become less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period to period changes, which could have a material affect on the results of operations or financial condition.
The recent widening of credit spreads has resulted in an increase in the net unrealized loss position of the Company’s investment portfolio, and other-than-temporary impairments. If issuer credit spreads continue to widen or increase significantly over an extended period of time, it would likely result in additional other-than-temporary impairments. In addition, in the conduct of our business, there could be situations where in order to fulfill our obligations and to raise incremental liquidity, the Company would need to sell assets at a loss due to the unrealized position in our overall investment portfolio and the lack of liquidity in the credit markets.
The fee revenue that is earned on equity-based Separate Accounts is primarily based upon account values. During the course of 2008, the declines in the equity markets have negatively impacted Separate Accounts assets. As a result, fee income earned on these assets has also been negatively impacted. In addition, certain of our products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. Due to declines in equity markets during 2008, our liability for these guaranteed benefits has significantly increased. Changes in the guaranteed benefits result in a charge to earnings in the quarter in which the liabilities are increased or decreased.
Legislation has been passed to attempt to stabilize the financial markets. The inability to effectively implement this legislation and/or related proposals or actions could result in material adverse effects, such as increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, which could materially affect our results of operations, financial condition and liquidity.
The Company is subject to laws and regulations that are administered and enforced by a variety of federal and state governmental authorities (including state insurance regulators and the Securities and Exchange Commission). As a result of the current financial crisis, some of these regulatory bodies may consider new or enhanced regulatory requirements intended to prevent future crises or assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. Any of these possibilities could affect the way the Company conducts business and manages capital as well as potentially result in increased capital requirements, either of which could materially affect our results of operations, financial condition and liquidity.

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

Date: November 13, 2008

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