Form 10-Q
period 2009-03-31
ML LIFE INSURANCE CO OF NEW YORK
filed 2009-05-14
CIK 862923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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

PART I. Financial Information
Item 1. Financial Statements.
ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC.)
BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except share data)	2009	2008
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2009 — $120,276; 2008 — $127,986)	$106,924	$115,834
Equity available-for-sale securities, at estimated fair value (cost: 2009 — $257; 2008 — $257)	81	163
Policy loans	65,450	67,387

Total investments	172,455	183,384

Cash and cash equivalents	37,580	29,973
Accrued investment income	2,888	3,158
Deferred policy acquisition costs	503	373
Deferred sales inducements	153	165
Value of business acquired	35,483	41,525
Goodwill	500	500
Federal income taxes — current	1,443	1,443
Federal income taxes — deferred	273	5,183
Reinsurance receivables	699	680
Other assets	3,098	5,018
Separate Accounts assets	550,389	598,438

Total Assets	$805,464	$869,840

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$129,209	$135,062
Future policy benefits	20,396	19,872
Claims and claims settlement expenses	1,555	2,096

	151,160	157,030

Other policyholder funds	112	204
Affiliated payables — net	392	49
Payables for securities purchased, net	102	—
Other liabilities	891	827
Separate Accounts liabilities	550,389	598,438

Total Liabilities	703,046	756,548

Stockholder’s Equity
Common stock ($10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	128,638	128,638
Accumulated other comprehensive loss, net of taxes	(8,047)	(8,333)
Retained deficit	(20,373)	(9,213)

Total Stockholder’s Equity	102,418	113,292

Total Liabilities and Stockholder’s Equity	$805,464	$869,840

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC.)
STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008
	(unaudited)
Revenues
Policy charge revenue	$3,442	$5,265
Net investment income	2,659	2,657
Net realized investment gains (losses)	(68)	119

Total Revenues	6,033	8,041

Benefits and Expenses
Interest credited to policyholder liabilities	1,617	784
Policy benefits (net of reinsurance recoveries: 2009 — $39; 2008 — $271)	1,573	534
Reinsurance premium ceded	251	477
Amortization of deferred policy acquisition costs	42	(1)
Amortization and impairment of value of business acquired	7,658	1,991
Amortization of other intangibles	—	133
Insurance expenses and taxes	1,554	1,036

Total Benefits and Expenses	12,695	4,954

Income (Loss) Before Taxes	(6,662)	3,087

Federal Income Tax Expense
Current	—	120
Deferred	4,498	842

Federal Income Tax Expense	4,498	962

Net Income (Loss)	$(11,160)	$2,125

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC.)
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008
	(unaudited)

Net Income (Loss)	$(11,160)	$2,125

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	(1,724)	66
Reclassification adjustment for losses included in net income	442	—

	(1,282)	66

Adjustments
Policyholder liabilities	182	39
Deferred policy acquisition costs	158	2
Value of business acquired	1,640	33
Deferred federal income taxes	(412)	(49)

	1,568	25

Total other comprehensive income, net of taxes	286	91

Comprehensive Income (Loss)	$(10,874)	$2,216

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC.)
STATEMENTS OF STOCKHOLDER’S EQUITY

			Accumulated
		Additional	Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholder’s
(dollars in thousands)	Stock	Capital	Income (Loss)	Deficit	Equity

Balance, January 1, 2008	$2,200	$128,638	$—	$—	$130,838
Net loss				(2,213)	(2,213)
Cash dividend paid to AEGON USA, LLC.				(7,000)	(7,000)
Other comprehensive loss, net of taxes			(8,333)		(8,333)

Balance, December 31, 2008 (audited)	2,200	128,638	(8,333)	(9,213)	113,292
Net loss				(11,160)	(11,160)
Other comprehensive income, net of taxes			286		286

Balance, March 31, 2009 (unaudited)	$2,200	$128,638	$(8,047)	$(20,373)	$102,418

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC.)
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,160)	$2,125
Adjustment to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Changes in:
Deferred policy acquisition costs	29	(86)
Deferred sales inducements	12	(26)
Value of business acquired	7,658	1,991
Other intangibles	—	133
Benefit reserves	396	(47)
Federal income tax accruals	4,498	893
Claims and claims settlement expenses	(541)	(167)
Other policyholder funds	(92)	(701)
Other operating assets and liabilities, net	2,693	1,066
Accretion of investments	(39)	(38)
Interest credited to policyholder liabilities	1,617	784
Net realized investment (gains) losses	68	(119)

Net cash and cash equivalents provided by operating activities	5,139	5,808

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	7,340	21,140
Maturities of available-for-sale securities	1,945	—
Purchases of available-for-sale securities	(2,060)	(12,709)
Net settlements on futures contracts	479	—
Policy loans on insurance contracts, net	1,937	2,214

Net cash and cash equivalents provided by investing activities	9,641	10,645

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	540	2,235
Policyholder withdrawals	(7,713)	(6,719)

Net cash and cash equivalents used in financing activities	(7,173)	(4,484)

Net increase in cash and cash equivalents (1)	7,607	11,969
Cash and cash equivalents, beginning of year	29,973	60,406

Cash and cash equivalents, end of period	$37,580	$72,375

(1)	Included in net increase in cash and cash equivalents is interest paid (2009 — $1; 2008 — $0;); federal income taxes paid (2009 — $0; 2008 — $70)
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
For a complete discussion of the Company’s 2008 Financial Statements and accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The interim Financial Statements for the three month periods are unaudited; however in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Financial Statements have been included. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements included in the 2008 Annual Report on Form 10-K. The nature of the Company’s business is such that results of any interim period are not necessarily indicative of results for a full year.
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
Accounting Estimates and Assumptions
The preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain invested assets, asset valuation allowances, deferred policy acquisition costs, deferred sales inducements, value of business acquired, other intangibles, goodwill, policyholder liabilities, income taxes, and potential effects of unresolved litigated matters.
Recent Accounting Pronouncements
Current Adoption of Recent Accounting Pronouncements
In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20. The FSP amends the impairment and related interest income measurement guidance in EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred for debt securities classified as available-for-sale or held-to-maturity. The FSP permits the use of reasonable management judgment about the probability that the company will be able to collect all amounts due while previously EITF 99-20 required the use of market participant assumptions which could not be overcome by management judgment. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP became effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The Company adopted FSP No. EITF 99-20-1 on December 31, 2008 and it had no material impact on the Company’s financial statements.

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
In September 2008, the FASB issued FSP No. FAS 133-1 and FASB Interpretation (“FIN”) 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP amends FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amended SFAS No. 133 and FIN No. 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The Company adopted FSP No. FAS 133-1 and FIN 45-4 on December 31, 2008. The adoption did not have a material impact on the Company’s financial statements.
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
In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. FAS 142-3 requires entities estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors included in SFAS No. 142. The guidance in FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Company adopted FSP No. FAS 142-3 on January 1, 2009. The adoption did not impact the Company’s results of operations or financial position.
The FSP also clarifies that the disclosures required by SFAS No. 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. This is consistent with the Company’s adoption of SFAS No. 161 on January 1, 2009.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This Statement amends and expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application permitted. The Company adopted SFAS No. 161 on January 1, 2009. The adoption did not impact the Company’s results of operations or financial position.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS No. 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS No. 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company adopted SFAS No. 160 on January 1, 2009. The adoption did not have a material impact on the results of operation or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). This statement replaces SFAS No. 141, Business Combinations and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. SFAS No. 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS No. 141(R) effective date shall not be adjusted upon adoption of SFAS No. 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The Company adopted SFAS No. 141(R) on January 1, 2009 and will apply its requirements to acquisitions occurring on or after January 1, 2009. The adoption did not have a material impact on the results of operation or financial position.
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
Future Adoption of Recent Accounting Pronouncements
In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities: FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly; FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2”); and FSP No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1”).
FSP No. FAS 157-4 provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly. The FSP provides a list of factors that an entity should consider when determining whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to normal market activity for that asset or liability. If an entity determines that there has been a significant decrease in volume and level of activity, transactions or quoted prices may not be determinative of fair value. Further analysis of the transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. In such cases, a change in the valuation technique or the use of multiple valuation techniques may be appropriate. When weighting indications of fair value resulting from the use of multiple valuation techniques, a reporting entity shall consider the reasonableness of the range of fair value estimates. The objective is to determine the point within that range that is most representative of fair value under the current market conditions. Even if there has been a significant decrease in the volume and level of activity, it is not appropriate to conclude that all transactions are not orderly. A reporting entity is required to evaluate the circumstances to determine whether the transaction is orderly based on the weight of evidence. FSP No. FAS 157-4 also amends SFAS No. 157 to require interim disclosures of the inputs and valuation techniques used to measure fair value and disclosure of any changes to those inputs and valuation techniques during the period. Additionally, for purposes of SFAS No. 157 disclosures, the FSP defines the term “major categories” for equity and debt securities to be the major security types described in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity chooses to early adopt either FSP No. FAS 115-2 or FSP No. FAS 107-1, the entity must also early adopt this FSP. Additionally, if the entity chooses to early adopt this FSP, it must also early adopt FSP No. FAS 115-2. The Company expects to adopt the guidance as of April 1, 2009, and is currently evaluating the impact to its results of operations and financial position.

FSP No. FAS 115-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP requires an entity to evaluate whether an impairment is other-than-temporary if the value of a debt security is less than its amortized cost basis at the balance sheet date. An other-than-temporary impairment (“OTTI”) is considered to have occurred if an entity; a) intends to sell the debt security, b) more likely than not will be required to sell the security before recovery of its amortized cost basis, or c) does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists), even if it does not intend to sell the security. In determining whether a credit loss exists, an entity should use its best estimate of the present value of cash flows expected to be collected from the debt security. The FSP provides a list of factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover. If an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI should be recognized in earnings equal to the entire difference between the amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery, the OTTI should be separated into a) the amount representing the credit loss, which is recognized in earnings, and b) the amount related to all other factors, which is recognized in other comprehensive income (“OCI”), net of applicable taxes. A cumulative effect adjustment is required to the opening balance of retained earnings (net of related tax effects) in the period of adoption with a corresponding adjustment to accumulated OCI to reclassify the non-credit component of previously recognized OTTI on debt securities held at that date, provided the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost. Only the credit portion of OTTI will be accreted into income. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity chooses to early adopt either FSP No. FAS 157-4 or FSP No. FAS 107-1, the entity must also early adopt this FSP. Additionally, if the entity chooses to early adopt this FSP, it must also early adopt FSP No. FAS 157-4. The Company expects to adopt the guidance as of April 1, 2009, and is currently evaluating the impact to its results of operations and financial position.
FSP No. FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods as well as annual periods. The FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP requires an entity to disclose the methods and significant assumptions used to estimate fair value of financial instruments and to describe changes, if any, to those methods and assumptions during the period. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also early adopts FSP No. FAS 157-4 and FSP No. FAS 115-2. The Company expects to adopt the guidance as of April 1, 2009, which affects disclosures and therefore will not impact the Company’s results of operations or financial position.
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
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at March 31, 2009:

	March 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities (a)	$3,319	$96,680	$6,925	$106,924
Equity securities (a)	—	81	—	81
Cash and cash equivalents (b)	—	37,883	—	37,883
Separate Accounts assets (c)	550,389	—	—	550,389

Total assets	$553,708	$134,644	$6,925	$695,277

Liabilities
Future policy benefits (embedded derivatives only) (d)	$—	$—	$(3,560)	$(3,560)

Total liabilities	$—	$—	$(3,560)	$(3,560)

(a)	For publicly traded securities (Level 1), fair value is determined using quoted market prices. For securities without a readily ascertainable market value (Level 2), the Company utilizes pricing services and corroborated broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the date of the Balance Sheet. Level 3 consists of securities whose fair value is estimated based on non-binding broker quotes.

(b)	Cash and cash equivalents are primarily valued at amortized cost, which approximates fair value. Operating cash is not included in the abovementioned table.

(c)	Separate Accounts assets are carried at the net asset value provided by the fund managers.

(d)	The Company issues contracts containing guaranteed minimum withdrawal benefits (“GMWB”) and reinsurance on guaranteed minimum income benefit (“GMIB reinsurance”) riders in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The GMWB and GMIB reinsurance provisions are treated as an embedded derivative and are required to be reported separately from the host variable annuity contract. The fair value of the GMWB and GMIB reinsurance obligations are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions.

The Company’s Level 3 assets consist of securities whose fair value is estimated based on non-binding broker quotes. The following table provides a summary of the change in fair value of the Company’s Level 3 assets at March 31, 2009:

Fixed Maturity

Balance at December 31, 2008	$5,108

Total unrealized loss (a)	(319)
Purchases (sales) — net	(226)
Transfers into Level 3 — net	2,359
Changes in valuation (b)	3

Balance at March 31, 2009 (c)	$6,925

(a)	Recorded as a component of other comprehensive income (loss).

(b)	Recorded as a component of net investment income in the Statements of Income.

(c)	Recorded as a component of fixed maturity available-for-sale securities in the Balance Sheets.
In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. During the quarter, the transfers to Level 3 principally related to securities which were valued based on broker quotes that could not be corroborated.
The Company’s Level 3 liabilities (assets) consist of provisions for GMWB and GMIB reinsurance. The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at March 31, 2009:

		GMIB
	GMWB	Reinsurance

Balance at December 31, 2008	$4,270	$(7,449)

Changes in valuation (a)	(13)	(368)

Balance at March 31, 2009 (b)	$4,257	$(7,817)

(a)	Recorded as a component of policy benefits in the Statements of Income.

(b)	Recorded as a component of future policy benefits in the Balance Sheets.

Note 3. Investments
Fixed Maturity and Equity Securities
The amortized cost and estimated fair value of investments in fixed maturity securities and equity securities at March 31, 2009 and December 31, 2008 were:

	March 31, 2009
				Estimated
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate securities	$70,116	$530	$(5,945)	$64,701
Mortgage-backed securities and other asset backed securities	42,888	222	(7,921)	35,189
U.S. Government and agencies	3,225	94	—	3,319
Foreign governments	4,047	5	(337)	3,715

Total fixed maturity securities	$120,276	$851	$(14,203)	$106,924

Equity securities — preferred stocks	$257	$—	$(176)	$81

	December 31, 2008
				Estimated
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Fixed maturity securities
Corporate securities	$78,355	$642	$(6,632)	$72,365
Mortgage-backed securities and other asset backed securities	43,381	176	(6,361)	37,196
U.S. Government and agencies	2,200	116	—	2,316
Foreign governments	4,050	167	(260)	3,957

Total fixed maturity securities	$127,986	$1,101	$(13,253)	$115,834

Equity securities — preferred stocks	$257	$—	$(94)	$163

Excluding investments in U.S. Government and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.
The amortized cost and estimated fair value of fixed maturity securities by investment grade at March 31, 2009 and December 31, 2008 were:

	March 31, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment grade	$114,382	$102,359	$120,799	$110,412
Below investment grade	5,894	4,565	7,187	5,422

Total fixed maturity securities	$120,276	$106,924	$127,986	$115,834

At March 31, 2009 and December 31, 2008, the estimated fair value of fixed maturity securities rated BBB- were $2,620 and $2,649, respectively, which is the lowest investment grade rating given by Standard & Poor’s (“S&P”).

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities
The Company’s investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.
The estimated fair value and gross unrealized losses of fixed maturity and equity securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009
	Estimated		Gross
	Fair	Amortized	Unrealized
	Value	Cost	Losses
Less than or equal to 90 days
Fixed maturities
Corporate securities	$5,317	$5,700	$(383)
Mortgage-backed securities and other asset backed securities	675	732	(57)
Foreign governments	2,206	2,289	(83)

	8,198	8,721	(523)

Greater than 90 days but less than or equal to 180 days
Fixed maturities
Corporate securities	8,649	10,147	(1,498)
Mortgage-backed securities and other asset backed securities	7,941	9,994	(2,053)
Foreign governments	675	923	(248)
Equity securities	29	80	(51)

	17,294	21,144	(3,850)

Greater than 180 days but less than or equal to 270 days
Fixed maturities
Corporate securities	10,215	11,800	(1,585)
Mortgage-backed securities and other asset backed securities	17,172	21,259	(4,087)
Foreign governments	330	335	(5)

	27,717	33,394	(5,677)

Greater than 270 days but less than or equal to one year
Fixed maturities
Corporate securities	6,344	7,055	(711)
Mortgage-backed securities and other asset backed securities	768	1,313	(545)

	7,112	8,368	(1,256)

Greater than one year
Fixed maturities
Corporate securities	3,806	5,574	(1,768)
Mortgage-backed securities and other asset backed securities	702	1,882	(1,180)
Equity securities	52	177	(125)

	4,560	7,633	(3,073)

Total	$64,881	$79,260	$(14,379)

	December 31, 2008
	Estimated		Gross
	Fair	Amortized	Unrealized
	Value	Cost	Losses
Less than or equal to 90 days
Fixed maturities
Corporate securities	$17,174	$19,027	$(1,853)
Mortgage-backed securities and other asset backed securities	8,379	10,113	(1,734)
Foreign governments	680	923	(243)
Equity securities	35	80	(45)

	26,268	30,143	(3,875)

Greater than 90 days but less than or equal to 180 days
Fixed maturities
Corporate securities	14,378	16,417	(2,039)
Mortgage-backed securities and other asset backed securities	18,130	21,323	(3,193)
Foreign governments	318	335	(17)

	32,826	38,075	(5,249)

Greater than 180 days but less than or equal to 270 days
Fixed maturities
Corporate securities	10,333	11,348	(1,015)
Mortgage-backed securities and other asset backed securities	888	1,353	(465)

	11,221	12,701	(1,480)

Greater than 270 days but less than or equal to one year
Fixed maturities
Corporate securities	4,643	6,368	(1,725)
Mortgage-backed securities and other asset backed securities	910	1,879	(969)
Equity securities	128	177	(49)

	5,681	8,424	(2,743)

Total	$75,996	$89,343	$(13,347)

The total number of securities in an unrealized loss position was 94 and 126 at March 31, 2009 and December 31, 2008, respectively.
The estimated fair value, gross unrealized losses and number of securities where the fair value had declined below amortized cost by greater than 20% and greater than 40% at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009
	Estimated	Gross
	Fair	Unrealized	Number of
	Value	Losses	Securities
Decline > 20%
Less than or equal to 90 days	$572	$(168)	1
Greater than 90 days but less than or equal to 180 days	3,084	(1,395)	6
Greater than 180 days but less than or equal to 270 days	11,214	(3,790)	9
Greater than 270 days but less than or equal to one year	1,507	(987)	4
Greater than one year	2,412	(3,029)	9

Total	$18,789	$(9,369)	29

Decline > 40%
Greater than 90 days but less than or equal to 180 days	$301	$(544)	2
Greater than 180 days but less than or equal to 270 days	210	(264)	1
Greater than 270 days but less than or equal to one year	968	(802)	2
Greater than one year	1,962	(2,798)	7

Total	$3,441	$(4,408)	12

	December 31, 2008
	Estimated	Gross
	Fair	Unrealized	Number of
	Value	Losses	Securities
Decline > 20%
Less than or equal to 90 days	$5,940	$(2,203)	8
Greater than 90 days but less than or equal to 180 days	5,023	(1,779)	8
Greater than 180 days but less than or equal to 270 days	1,257	(871)	4
Greater than 270 days but less than or equal to one year	3,004	(2,699)	11

Total	$15,224	$(7,552)	31

Decline > 40%
Less than or equal to 90 days	$638	$(660)	3
Greater than 90 days but less than or equal to 180 days	793	(681)	3
Greater than 180 days but less than or equal to 270 days	270	(379)	2
Greater than 270 days but less than or equal to one year	2,403	(2,384)	7

Total	$4,104	$(4,104)	15

Unrealized losses incurred during 2009 and 2008 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. The Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.
The components of net unrealized loss included in accumulated other comprehensive loss, net of taxes at March 31, 2009 and December 31, 2008 was as follows:

	March 31,	December 31,
	2009	2008
Assets
Fixed maturity securities	$(13,352)	$(12,152)
Equity securities	(176)	(94)
Deferred policy acquisitions costs	120	(38)
Value of business acquired	1,186	(454)

	(12,222)	(12,738)

Liabilities
Policyholder account balances	99	(83)
Federal income taxes — deferred	4,076	4,488

	4,175	4,405

Stockholder’s equity
Accumulated other comprehensive loss, net of taxes (a)	$(8,047)	$(8,333)

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
Derivatives
The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P’s 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. As of March 31, 2009, the Company had 40 outstanding short futures contracts with a notional value of $7,948. As of December 31, 2008, the Company had 10 outstanding short futures contracts with a notional value of $2,250. Net realized investment gains on futures were $479 for the three months ended March 31, 2009. There were no net realized investments gains (losses) on futures for the three months ended March 31, 2008.

Other-Than-Temporary Impairments
If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the amortized cost is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. For the three month periods ended March 31, 2009 and 2008, the Company recorded a $583 and $3, respectively of realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value. For the three month periods ended March 31, 2009 and 2008, there was no associated amortization of value of business acquired on the other-than-temporary decline in fair value.
Note 4. Value of Business Acquired (“VOBA”) and Other Intangibles
VOBA reflects the estimated fair value of inforce contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts inforce at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. In addition, the Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. At March 31, 2009 and December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate.
The change in the carrying amount of VOBA for the three month periods ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31,
VOBA	2009	2008
Purchase price adjustment	$—	$(661)
Accretion (amortization) expense	1,250	(1,592)
Unlocking	(1,743)	(399)
Impairment charge	(7,165)	—
Adjustment related to realized losses on investments and derivatives	(24)	—
Adjustment related to unrealized losses on investments	1,640	33

Change in VOBA carrying amount	$(6,042)	$(2,619)

During the three month period ended March 31, 2009, the Company experienced unfavorable unlocking resulting from the increasing future benefit costs, which reduces the value of future gross profits. In addition, an impairment charge was taken as estimated future gross profits were less than the unamortized balance.
At December 31, 2008, an impairment charge was taken for the entire unamortized other intangible balance which included the estimated fair values of the distribution agreement, the trade name and the non-compete agreement acquired at the acquisition date. Amortization expense for the three month period ended March 31, 2008 was $133.
Note 5. Deferred Policy Acquisition Costs (“DAC”) and Deferred Sales Inducements (“DSI”)
The Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. At March 31, 2009 and December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. The change in the carrying amount of DAC and DSI for the three month periods ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31,
DAC	2009	2008
Capitalization	$14	$87
Normal amortization	(34)	(7)
Unlocking	(8)	8
Adjustment related to unrealized loss on investments	158	—

Change in DAC carrying amount	$130	$88

	Three Months Ended
	March 31,
DSI	2009	2008
Capitalization	$4	$26
Normal amortization	(13)	—
Unlocking	(3)	—

Change in DSI carrying amount	$(12)	$26

Note 6. Variable Contracts Containing Guaranteed Benefits
The Company records liabilities for contracts containing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.
The components of the changes in the variable annuity GMDB and GMIB liabilities for the three month periods ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
GMDB	2009	2008
Purchase price adjustment	$—	$(2,221)
Guaranteed benefits incurred	440	328
Guaranteed benefits paid	(877)	(222)
Unlocking	780	2

Total	$343	$(2,113)

	Three Months Ended
	March 31,
GMIB	2009	2008
Guaranteed benefits incurred	$188	$190
Unlocking	526	(22)

Total	$714	$168

Market declines in the three month period ended March 31, 2009 as compared to the same period in 2008 caused unfavorable unlocking as a result of increasing estimates of future benefit amounts in the GMDB and GMIB liabilities.
The variable annuity GMDB liability at March 31, 2009 and December 31, 2008 was $840 and $497, respectively. The variable annuity GMIB liability at March 31, 2009 and December 31, 2008 was $1,831 and $1,117, respectively.
The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. The Company records liabilities for variable life contracts containing GMDB provisions as a component of future policy benefits and changes in the liabilities are included as a component of policy benefits in the Statements of Income. As of March 31, 2009 and 2008, no material variable life guaranteed benefits were incurred or paid.

Note 7. Federal Income Taxes
The following is a reconciliation of the provision for income taxes based on income (loss) before federal income taxes, computed using the federal statutory rate versus the reported provision for income taxes for the three month periods ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
Provisions for income taxes computed at federal statutory rate (35%)	$(2,332)	$1,096
Decrease in income taxes resulting from
Dividend received deduction	(93)	(116)
Foreign tax credit	(11)	(18)
Tax goodwill amortization	(29)	—
Valuation allowance on deferred tax assets	6,963	—

Federal income tax provision	$4,498	$962

Effective tax rate	-68%	31%
The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each were as follows:

	March 31,	December 31,
	2009	2008
Deferred tax assets
DAC	$9,879	$10,155
Tax VOBA	706	719
Investment adjustments	6,021	5,227
Net operating loss carryforward	6,953	3,724
Intangible assets	3,064	3,123
Other	131	111

Total deferred tax assets	26,754	23,059
Valuation allowance	(7,136)	—

Net deferred tax assets	19,618	23,059

Deferred tax liabilities
Book VOBA	12,419	14,534
DAC	229	188
Policyholder account balance	6,497	3,154
Other	200	—

Total deferred tax liabilities	19,345	17,876

Total net deferred tax asset	$273	$5,183

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

At March 31, 2009 and December 31, 2008, the Company had a net operating loss carryforward for federal income tax purposes of $6,531 and $3,724, respectively, with a carryforward period of fifteen years that expire at various dates up to 2024. In addition, at March 31, 2009, the Company also has a capital loss carryforward for federal income tax purposes of $422 with a carryforward period of five years that will expire at various dates up to 2014. At March 31, 2009, the Company also had a tax credit carryforward of $127 with a carryforward period of ten year that will expire at various dates up to 2019.
The valuation allowance for deferred tax assets as of March 31, 2009 and December 31, 2008, was $7,136 and $0, respectively. The valuation allowance is primarily related to a net operating loss carryforward that, in the judgment of management, is not more likely than not to be realized. The Company also has a cumulative net unrealized capital loss and does not have sufficient expected capital gains in prior or future years that would allow the recognition of the deferred tax asset arising from this net unrealized capital loss.
Recognized tax benefits related to the valuation allowance for deferred tax assets as of March 31, 2009 will be allocated to income tax expense ($6,963) and equity ($173).
The Company has analyzed all material tax positions under the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, and has determined that there are no tax benefits that should not be recognized as of March 31, 2009 or December 31, 2008. There are no unrecognized tax benefits that would affect the effective tax rate. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.
The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company has recognized no material interest and penalties in its financial statements for the three month period ended March 31, 2009 and the year ended December 31, 2008.
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
The Company’s statutory net income (loss) for the three month periods ended March 31, 2009 and 2008 was ($4,993) and $1,842, respectively. Statutory capital and surplus at March 31, 2009 and December 31, 2008 was $48,022 and $51,928, respectively.
During the first quarter of 2009 and 2008, the Company did not pay any dividends to AUSA or receive any capital contributions from AUSA.
Note 9. Related Party Transactions
As of March 31, 2009, the Company had the following related party agreements in effect:
The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three month periods ended March 31, 2009 and 2008, the Company incurred $518 and $118 in expenses under this agreement, respectively. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
AEGON USA Realty Advisors, Inc. acts as the manager and administrator for the Company’s real property assets and mortgage loans under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three month periods ended March 31, 2009 and 2008, the Company did not incur any charges under this agreement.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three month periods ended March 31, 2009 and 2008, the Company incurred $50 and $48 in expenses under this agreement, respectively. Charges attributable to this agreement are included in net investment income.
Transamerica Capital, Inc. provides wholesaling distribution services for the Company under a distribution agreement. During the three month periods ended March 31, 2009 and 2008, the Company incurred $7 and $40 in expenses under this agreement, respectively. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
Transamerica Capital, Inc. provides underwriting services for the Company under an underwriting agreement. During the three month periods ended March 31, 2009 and 2008, the Company incurred $579 and $0, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
Transamerica Asset Management, Inc acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under an administrative services agreement. Revenue attributable to this agreement is included in policy charge revenue. During the three month periods ended March 31, 2009 and 2008, the Company did not receive any revenue under this agreement.
The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. Revenue attributable to this agreement is included in policy charge revenue. During the three month periods ended March 31, 2009 and 2008, the Company did not receive any revenue under this agreement.
The Company has a reinsurance agreement with Transamerica Life Insurance Company. During the three month periods ended March 31, 2009 and 2008, the Company incurred $4 and $5 in reinsurance premium ceded expense under this agreement, respectively. This expense was offset during the three month periods ended March 31, 2009 and 2008, by $0 and $5 in reinsurance recoveries on death claims incurred, respectively.
The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold at fair value and are included in fixed maturities available-for-sale securities in the Balance Sheets. There were no investments purchased or sold during the three month periods ended March 31, 2009 and 2008.
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

The following tables summarize each business segment’s contribution to net revenues and net income:

	Three Months Ended
	March 31,
	2009	2008

Net revenues (a)
Annuities	$3,012	$4,427
Life Insurance	1,403	2,830

Net revenues (a)	$4,415	$7,257

Net income (loss)
Annuities	$(10,371)	$1,259
Life Insurance	(789)	866

Net income (loss)	$(11,160)	$2,125

(a)	Net revenues include total net revenues net of interest credited to policyholder liabilities.

Item 2. Management’s Narrative Analysis of Results of Operations.
This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.
Forward Looking Statements
Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results and other similar matters. These forward-looking statements represent only management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the Company’s control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors in the 2008 Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
Business Overview
ML Life Insurance Company of New York (“MLLICNY”, “Registrant” or the “Company”) is a wholly owned subsidiary of AEGON USA, LLC. (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. The Company was incorporated in 1973 under the laws of the State of New York.
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
Equity Market Performance
The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended March 31, 2009 with decreases of 13%, 3% and 12%, respectively from December 31, 2008.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 71% of Separate Accounts assets were invested in equity-based mutual funds at March 31, 2009. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.
During the three month period ended March 31, 2009, average variable account balances decreased $303.0 million (or 35%) to $559.7 million as compared to the same period in 2008. The decrease in average variable account balances contributed $1.2 million to the decrease in asset-based policy charge revenue during the three month period ended March 31, 2009, as compared to the same period in 2008.
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
The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended
	March 31,
	2009	2008

Average medium term interest rate yield (a)	1.02%	1.88%
Increase (decrease) in medium term interest rates (in basis points)	12	(150)
Credit spreads (in basis points) (b)	654	371
Expanding (contracting) of credit spreads (in basis points)	(81)	141

Increase (decrease) on market valuations (in millions)
Available-for-sale investment securities	$(1.3)	$0.1
Interest-sensitive policyholder liabilities	0.2	—

Net increase (decrease) on market valuations	$(1.1)	$0.1

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.

(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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
The Company’s critical accounting policies and estimates are discussed below. For a full description of these and other accounting policies see Note 1 of the 2008 Annual Report on Form 10-K.
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
At March 31, 2009 and December 31, 2008, approximately, $8.0 million (or 7%) and $7.7 million (or 7%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale.
Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income (loss), net of taxes on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.
Derivative Instruments
Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Income Statements. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. As of March 31, 2009, the Company had 40 outstanding short futures contracts with a notional amount of $7.9 million. As of December 31, 2008, the Company had 10 outstanding short futures contracts with a notional amount of $2.3 million.
Other-Than-Temporary Impairment Losses on Investments
The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary (“OTT”) declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company’s ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. Once impaired, the discount or reduced premium recorded for the debt security, based on the new cost basis, is amortized over the remaining life of the debt security in a prospective manner based on the amount and timing of future estimated cash flows. For the three month period ended March 31, 2009, the Company recorded an OTT impairment of $0.6 million. During the three month period ended March 31, 2008, the Company had not incurred any material OTT impairment.

Deferred Policy Acquisition Costs (“DAC”)
The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At March 31, 2009 and December 31, 2008, variable annuities insurance accounted for the Company’s entire DAC asset of $0.5 million and $0.4 million, respectively.
DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions.
The most significant assumptions involved in the estimation of future gross profits are future net Separate Accounts performance, surrender rates, mortality rates and reinsurance costs. For variable annuities, the Company generally establishes a long-term rate of net Separate Accounts growth. If returns over a determined historical period differ from the long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. The result is that the long-term rate is assumed to be realized over a specified period. However, the long-term rate may be adjusted if expectations change. This method for projecting market returns is known as reversion to the mean, a standard industry practice. At March 31, 2009 and December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. Surrender and mortality rates for all variable contracts are based on historical experience and a projection of future experience.
Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three month periods ended March 31, 2009 and 2008, there was relatively no impact to pre-tax income related to DAC unlocking. See Note 5 to the Financial Statements for a further discussion.
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
The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At March 31, 2009 and December 31, 2008, variable annuities insurance accounted for the Company’s entire DSI asset of $0.2 million and $0.2 million, respectively. See Note 5 to the Financial Statements for a further discussion.
Value of Business Acquired (“VOBA”)
VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts inforce at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. In addition, MLLICNY utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. This practice assumes that the expectations for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. At March 31, 2009 and December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. At March 31, 2009 and December 31, 2008, the Company’s VOBA asset was $35.5 million and $41.5 million, respectively. For the three month periods ended March 31, 2009 and 2008, the unfavorable impact to pre-tax income related to VOBA unlocking was $1.7 million and $0.4 million. In addition, for the three month period ended March 31, 2009, an impairment charge of $7.2 million was taken. See Note 4 to the Financial Statements for a further discussion.

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
Policyholder Account Balances
The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at March 31, 2009 and December 31, 2008 were $129.2 million and $135.1 million, respectively.
Future Policy Benefits
Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At March 31, 2009 and December 31, 2008, future policy benefits were $20.4 million and $19.9 million, respectively.
Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At March 31, 2009 and December 31, 2008, GMDB and GMIB liabilities included within future policy benefits were as follows:

	March 31,	December 31,
(dollars in millions)	2009	2008
GMDB liability	$0.8	$0.5
GMIB liability	1.8	1.1
The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three month period ended March 31, 2009, the unfavorable impact to pre-tax income related to GMDB and GMIB unlocking was $1.3 million. For the three month period ended March 31, 2008, there was relatively no impact to pre-tax income related to GMDB and GMIB unlocking.
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
At March 31, 2009 and December 31, 2008, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

	March 31,	December 31,
(dollars in millions)	2009	2008
GMWB liability	$4.3	$4.3
GMIB reinsurance asset	(7.8)	(7.4)

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
Specific estimates include the realization of dividend-received deductions (“DRD”) and foreign tax credits (“FTC”). A portion of the Company’s investment income related to Separate Accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year’s provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. For the three month periods ended March 31, 2009 and 2008, the Company decreased its provision for federal income taxes by $0.1 million and $0.1 million, respectively, for DRD and FTC adjustments. See Note 7 to the Financial Statements for a further discussion.
At March 31, 2009, a valuation allowance for deferred tax assets of $7.1 million was established. The valuation allowance is primarily related to a net operating loss carryforward that, in the judgment of management, is not more likely than not to be realized. The Company also has a cumulative net unrealized capital loss and does not have sufficient expected capital gains in prior or future years that would allow the recognition of the deferred tax asset arising from this net unrealized capital loss. There was no valuation allowance at December 31, 2008.
At March 31, 2009 and December 31, 2008, the Company had a net operating loss carryforward for federal income tax purposes of $6.5 million and $3.7 million, respectively, with a carryforward period of fifteen years that expire at various dates up to 2024. In addition, at March 31, 2009, the Company also has a capital loss carryforward for federal income tax purposes of $0.4 million with a carryforward period of five years that will expire at various dates up to 2014. At March 31, 2009, the Company also had a tax credit carryforward of $0.1 million with a carryforward period of ten year that will expire at various dates up to 2019.
MLLICNY has analyzed all material tax positions under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, and has determined that there are no tax benefits that should not be recognized as of March 31, 2009 or as of December 31, 2008. There are no unrecognized tax benefits that would affect the effective tax rate. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.
MLLICNY files a return in the U.S. federal tax jurisdiction and various state tax jurisdictions.
Recent Developments
Recent Accounting Pronouncements
Current Adoption of Recent Accounting Pronouncements
In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20. The FSP amends the impairment and related interest income measurement guidance in EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred for debt securities classified as available-for-sale or held-to-maturity. The FSP permits the use of reasonable management judgment about the probability that the company will be able to collect all amounts due while previously EITF 99-20 required the use of market participant assumptions which could not be overcome by management judgment. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP became effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The Company adopted FSP No. EITF 99-20-1 on December 31, 2008 and it had no material impact on the Company’s financial statements.
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

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP amends FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amended SFAS No. 133 and FIN No. 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The Company adopted FSP No. FAS 133-1 and FIN 45-4 on December 31, 2008. The adoption did not have a material impact on the Company’s financial statements.
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
In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. FAS 142-3 requires entities estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors included in SFAS No. 142. The guidance in FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Company adopted FSP No. FAS 142-3 on January 1, 2009. The adoption did not impact the Company’s results of operations or financial position.
The FSP also clarifies that the disclosures required by SFAS No. 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. This is consistent with the Company’s adoption of SFAS No. 161 on January 1, 2009.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This Statement amends and expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application permitted. The Company adopted SFAS No. 161 on January 1, 2009. The adoption did not impact the Company’s results of operations or financial position.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS No. 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS No. 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company adopted SFAS No. 160 on January 1, 2009. The adoption did not have a material impact on the results of operation or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). This statement replaces SFAS No. 141, Business Combinations and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. SFAS No. 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS No. 141(R) effective date shall not be adjusted upon adoption of SFAS No. 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The Company adopted SFAS No. 141(R) on January 1, 2009 and will apply its requirements to acquisitions occurring on or after January 1, 2009. The adoption did not have a material impact on the results of operation or financial position.
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
Future Adoption of Recent Accounting Pronouncements
In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities: FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly; FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2”); and FSP No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1”).
FSP No. FAS 157-4 provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly. The FSP provides a list of factors that an entity should consider when determining whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to normal market activity for that asset or liability. If an entity determines that there has been a significant decrease in volume and level of activity, transactions or quoted prices may not be determinative of fair value. Further analysis of the transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. In such cases, a change in the valuation technique or the use of multiple valuation techniques may be appropriate. When weighting indications of fair value resulting from the use of multiple valuation techniques, a reporting entity shall consider the reasonableness of the range of fair value estimates. The objective is to determine the point within that range that is most representative of fair value under the current market conditions. Even if there has been a significant decrease in the volume and level of activity, it is not appropriate to conclude that all transactions are not orderly. A reporting entity is required to evaluate the circumstances to determine whether the transaction is orderly based on the weight of evidence. FSP No. FAS 157-4 also amends SFAS No. 157 to require interim disclosures of the inputs and valuation techniques used to measure fair value and disclosure of any changes to those inputs and valuation techniques during the period. Additionally, for purposes of SFAS No. 157 disclosures, the FSP defines the term “major categories” for equity and debt securities to be the major security types described in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity chooses to early adopt either FSP No. FAS 115-2 or FSP No. FAS 107-1, the entity must also early adopt this FSP. Additionally, if the entity chooses to early adopt this FSP, it must also early adopt FSP No. FAS 115-2. The Company expects to adopt the guidance as of April 1, 2009, and is currently evaluating the impact to its results of operations and financial position.

FSP No. FAS 115-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP requires an entity to evaluate whether an impairment is other-than-temporary if the value of a debt security is less than its amortized cost basis at the balance sheet date. An other-than-temporary impairment (“OTTI”) is considered to have occurred if an entity; a) intends to sell the debt security, b) more likely than not will be required to sell the security before recovery of its amortized cost basis, or c) does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists), even if it does not intend to sell the security. In determining whether a credit loss exists, an entity should use its best estimate of the present value of cash flows expected to be collected from the debt security. The FSP provides a list of factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover. If an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI should be recognized in earnings equal to the entire difference between the amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery, the OTTI should be separated into a) the amount representing the credit loss, which is recognized in earnings, and b) the amount related to all other factors, which is recognized in other comprehensive income (“OCI”), net of applicable taxes. A cumulative effect adjustment is required to the opening balance of retained earnings (net of related tax effects) in the period of adoption with a corresponding adjustment to accumulated OCI to reclassify the non-credit component of previously recognized OTTI on debt securities held at that date, provided the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost. Only the credit portion of OTTI will be accreted into income. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity chooses to early adopt either FSP No. FAS 157-4 or FSP No. FAS 107-1, the entity must also early adopt this FSP. Additionally, if the entity chooses to early adopt this FSP, it must also early adopt FSP No. FAS 157-4. The Company expects to adopt the guidance as of April 1, 2009, and is currently evaluating the impact to its results of operations and financial position.
FSP No. FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods as well as annual periods. The FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP requires an entity to disclose the methods and significant assumptions used to estimate fair value of financial instruments and to describe changes, if any, to those methods and assumptions during the period. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also early adopts FSP No. FAS 157-4 and FSP No. FAS 115-2. The Company expects to adopt the guidance as of April 1, 2009, which affects disclosures and therefore will not impact the Company’s results of operations or financial position.
New Business
MLLICNY’s marketing emphasis has been on the sale of variable annuity products. These products were designed to address the retirement planning needs of Merrill Lynch & Co., Inc.’s (“ML&Co.”) clients. Each variable annuity product was designed to provide tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios.
Total direct deposits decreased $2.0 million to $0.5 million during the three month period ended March 31, 2009, as compared to the same period in 2008. Total direct deposits (including internal exchanges) were as follows:

	Three Months Ended
	March 31,		Change
(dollars in millions)	2009	2008	$	%

Variable Annuity Deposits	$0.5	$2.4	$(1.9)	(79%)
All Other Deposits	—	0.1	(0.1)	(100)

Total Direct Deposits	$0.5	$2.5	$(2.0)	(80%)

The decrease in variable annuity deposits in the first quarter of 2009 was primarily due to volatile equity markets. All other deposits include deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured. Internal exchanges during the three month periods ended March 31, 2009 and 2008 were $0.0 million and $0.3 million, respectively.

Financial Condition
At March 31, 2009, the Company’s assets were $805.5 million or $64.3 million lower than the $869.8 million in assets at December 31, 2008. Assets excluding Separate Accounts assets decreased $16.3 million. Separate Accounts assets, which represent 68% of total assets, decreased $48.0 million (or 8%) to $550.4 million. Changes in Separate Accounts assets for the quarter were as follows:

Three
Months Ended
(dollars in millions)	March 31, 2009

Investment performance	$(31.7)
Deposits	0.5
Policy fees and charges	(3.0)
Surrenders, benefits and withdrawals	(13.8)

Net decrease	$(48.0)

During the first three months of 2009, fixed contract owner deposits were less than $0.1 million and fixed contract owner withdrawals were $4.6 million.
Investments
The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents.
Fixed Maturities and Equity Securities
The amortized cost and estimated fair value of investments in fixed maturity and equity securities at March 31, 2009 and December 31, 2008 were:

	March 31, 2009
					% of
	Amortized	Gross Unrealized		Estimated	Estimated
(dollars in millions)	Cost	Gains	Losses	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$14.4	$—	$(2.8)	$11.6	11%
Industrial	51.7	0.5	(3.1)	49.1	46
Utility	4.0	—	(0.1)	3.9	4
Asset-backed securities
Housing related	2.8	—	(0.7)	2.1	2
Credit cards	2.7	—	(0.3)	2.4	2
Autos	2.1	—	(0.5)	1.6	1
Commercial mortgage-backed securities — non agency backed	24.8	—	(5.8)	19.0	18
Residential mortgage-backed securities
Agency backed	9.3	0.2	(0.1)	9.4	9
Non agency backed	1.3	—	(0.5)	0.8	1
Government and government agencies
United States	3.2	0.1	—	3.3	3
Foreign	4.0	—	(0.3)	3.7	3

Total fixed maturity securities	120.3	0.8	(14.2)	106.9	100
Equity securities	0.2	—	(0.1)	0.1	—

Total	$120.5	$0.8	$(14.3)	$107.0	100%

	December 31, 2008
					% of
	Amortized	Gross Unrealized		Estimated	Estimated
(dollars in millions)	Cost	Gains	Losses	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$17.4	$—	$(2.1)	$15.3	13%
Industrial	56.5	0.6	(4.4)	52.7	46
Utility	4.4	—	(0.1)	4.3	4
Asset-backed securities
Housing related	2.8	—	(0.1)	2.7	2
Credit cards	2.7	—	(0.5)	2.2	2
Autos	2.0	—	(0.2)	1.8	2
Commercial mortgage-backed securities — non agency backed	24.8	—	(5.0)	19.8	17
Residential mortgage-backed securities
Agency backed	9.7	0.2	(0.1)	9.8	8
Non agency backed	1.4	—	(0.5)	0.9	1
Government and government agencies
United States	2.2	0.1	—	2.3	2
Foreign	4.0	0.2	(0.2)	4.0	3

Total fixed maturity securities	127.9	1.1	(13.2)	115.8	100
Equity securities	0.3	—	(0.1)	0.2	—

Total	$128.2	$1.1	$(13.3)	$116.0	100%

MLLICNY regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, 7) intent and ability to hold to recovery. Additionally, for asset-backed securities, cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired as of March 31, 2009. Two issuers represent more than 5% of the total unrealized loss position. MLLICNY’s largest single issuer unrealized loss is $1.3 million and relates to LBUBS Commercial Mortgage Tranche 2006-C7 a securitized portfolio of commercial mortgage backed securities (“CMBS”) that contains fixed income positions of investment grade quality. MLLICNY’s next largest single issuer unrealized loss is $0.9 million and relates to International Paper Company, an investment grade rated paper and packaging company.
At March 31, 2009 and December 31, 2008, approximately $9.0 million (or 31%) and $9.7 million (or 26%), respectively, of residential mortgage-backed securities (“RMBS”) and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and mortgage-backed securities will exceed the yields that can be obtained from corporate securities with similar credit ratings.

The following tables summarize the Company’s CMBS exposure by rating and vintage at March 31, 2009 and December 31, 2008:

	March 31, 2009
		Estimated	Gross
	Amortized	Fair	Unrealized
(dollars in millions)	Cost	Value	Loss
AAA — Senior	$22.2	$18.0	$(4.2)
AAA — Mezzanine	0.9	0.4	(0.5)
AAA — Junior	1.7	0.6	(1.1)

Total	$24.8	$19.0	$(5.8)

	December 31, 2008
		Estimated	Gross
	Amortized	Fair	Unrealized
(dollars in millions)	Cost	Value	Loss
AAA — Senior	$22.2	$18.6	$(3.6)
AAA — Mezzanine	0.9	0.5	(0.4)
AAA — Junior	1.7	0.7	(1.0)

Total	$24.8	$19.8	$(5.0)

	March 31, 2009
	Estimated Fair Value by Vintage
(dollars in millions)	2005 & Prior	2006	2007	2008	2009	Total
AAA — Senior	$3.6	$14.4	$—	$—	$—	$18.0
AAA — Mezzanine	—	0.4	—	—	—	0.4
AAA — Junior	0.4	0.2	—	—	—	0.6

Total	$4.0	$15.0	$—	$—	$—	$19.0

	December 31, 2008
	Estimated Fair Value by Vintage
(dollars in millions)	2004 & Prior	2005	2006	2007	2008	Total
AAA — Senior (a)	$0.4	$3.2	$15.0	$—	$—	$18.6
AAA — Mezzanine	—	—	0.5	—	—	0.5
AAA — Junior	—	0.4	0.3	—	—	0.7

Total	$0.4	$3.6	$15.8	$—	$—	$19.8

(a)	All 2004 & Prior AAA’s are classified as ‘AAA — Senior’. This was prior to the market convention of Credit Enhanced tiering within AAA’s which started in 2005.

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2009 and December 31, 2008 by rating agency equivalent were:

	March 31, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(dollars in millions)	Cost	Value	Cost	Value
AAA	$45.5	$38.1	$46.2	$40.7
AA	7.4	7.1	9.7	9.4
A	34.4	33.0	35.0	33.8
BBB	27.1	24.1	29.8	26.5
Below investment grade	5.9	4.6	7.2	5.4

Total fixed maturity securities	$120.3	$106.9	$127.9	$115.8

Investment grade	95%	96%	94%	95%
Below investment grade	5%	4%	6%	5%
The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At March 31, 2009 and December 31, 2008, approximately $2.6 million (or 2%) and $2.6 million (or 2%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.
Unrealized losses incurred during the three month period ended March 31, 2009 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. The Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.
Details underlying securities in a continuous gross unrealized loss position for investment grade securities were as follows:

	March 31, 2009
	Estimated Fair	Amortized	Gross Unrealized
(dollars in millions)	Value	Cost	Losses
Investment Grade Securities
Less than or equal to 90 days
Corporate bonds
Financial services	$1.7	$1.8	$(0.1)
Industrial	3.7	3.9	(0.2)
Asset-backed securities — housing related	0.6	0.7	(0.1)
Government and governmental agencies — foreign	2.2	2.3	(0.1)

Total	8.2	8.7	(0.5)

Greater than 90 days but less than or equal to 180 days
Corporate bonds
Financial services	2.7	3.1	(0.4)
Industrial	4.3	5.2	(0.9)
Asset-backed securities — credit cards	0.2	0.3	(0.1)
Commercial mortgage-backed securities — non-agency backed	6.5	8.3	(1.8)
Residential mortgage-backed securities — agency backed	1.3	1.4	(0.1)

Total	$15.0	$18.3	$(3.3)

	March 31, 2009
	Estimated Fair	Amortized	Gross Unrealized
(dollars in millions)	Value	Cost	Losses
Investment Grade Securities (continued)
Greater than 180 days but less than or equal to 270 days
Corporate bonds
Financial services	$0.7	$0.8	$(0.1)
Industrial	8.0	8.8	(0.8)
Asset-backed securities
Housing related	1.4	2.1	(0.7)
Credit cards	2.3	2.5	(0.2)
Autos	1.5	2.0	(0.5)
Commercial mortgage-backed securities — non-agency backed	11.9	14.6	(2.7)
Residential mortgage-backed securities — agency backed	0.1	0.1	—
Government and governmental agencies — foreign	0.3	0.3	—

Total	26.2	31.2	(5.0)

Greater than 270 days but less than or equal to one year
Corporate bonds
Financial services	3.3	3.6	(0.3)
Industrial	1.7	1.8	(0.1)
Utility	1.1	1.2	(0.1)
Residential mortgage-backed securities — non agency backed	0.8	1.3	(0.5)

Total	6.9	7.9	(1.0)

Greater than one year
Corporate bonds
Financial services	2.3	3.8	(1.5)
Industrial	1.4	1.6	(0.2)
Utility	0.1	0.1	—
Commercial mortgage-backed securities — non-agency backed	0.7	1.9	(1.2)

Total	4.5	7.4	(2.9)

Total of all investment grade securities
Corporate bonds
Financial services	10.7	13.1	(2.4)
Industrial	19.1	21.3	(2.2)
Utility	1.2	1.3	(0.1)
Asset-backed securities
Housing related	2.0	2.8	(0.8)
Credit cards	2.5	2.8	(0.3)
Autos	1.5	2.0	(0.5)
Commercial mortgage-backed securities — non-agency backed	19.1	24.8	(5.7)
Residential mortgage-backed securities
Agency backed	1.4	1.5	(0.1)
Non agency backed	0.8	1.3	(0.5)
Government and governmental agencies — foreign	2.5	2.6	(0.1)

Total	$60.8	$73.5	$(12.7)

Total number of securities in a continuous unrealized loss position			78

	December 31, 2008
	Estimated Fair	Amortized	Gross Unrealized
(dollars in millions)	Value	Cost	Losses
Investment Grade Securities
Less than or equal to 90 days
Corporate bonds
Financial services	$4.8	$5.2	$(0.4)
Industrial	9.2	10.3	(1.1)
Utility	1.2	1.2	—
Asset-backed securities — credit cards	0.2	0.3	(0.1)
Commercial mortgage-backed securities — non agency backed	6.8	8.3	(1.5)
Residential mortgage-back securities — agency backed	1.4	1.5	(0.1)
Equity securities	—	0.1	(0.1)

Total	23.6	26.9	(3.3)

Greater than 90 days but less than or equal to 180 days
Corporate
Financial services	1.1	1.2	(0.1)
Industrial	11.3	12.4	(1.1)
Asset-backed securities
Housing related	2.1	2.2	(0.1)
Credit cards	2.0	2.4	(0.4)
Autos	1.8	2.0	(0.2)
Commercial mortgage-backed securities — non agency backed	12.1	14.6	(2.5)
Residential mortgage-back securities — agency backed	0.1	0.1	—
Government and government agencies — foreign	0.3	0.3	—

Total	30.8	35.2	(4.4)

Greater than 180 days but less than or equal to 270 days
Corporate
Financial services	3.8	4.3	(0.5)
Industrial	5.0	5.3	(0.3)
Utility	1.5	1.5	—
Residential mortgage-back securities — non agency backed	0.9	1.4	(0.5)

Total	11.2	12.5	(1.3)

Greater than 270 days but less than or equal to one year
Corporate
Financial services	2.5	3.8	(1.3)
Industrial	2.0	2.2	(0.2)
Utility	0.1	0.1	—
Commercial mortgage-backed securities — non agency backed	0.9	1.9	(1.0)

Total	5.5	8.0	(2.5)

Total of all investment grade securities
Corporate bonds
Financial services	12.3	14.4	(2.1)
Industrial	27.4	30.2	(2.8)
Utility	2.8	2.9	(0.1)
Asset-backed securities
Housing related	2.1	2.2	(0.1)
Credit cards	2.2	2.7	(0.5)
Autos	1.8	2.0	(0.2)
Commercial mortgage-backed securities — non agency backed	19.8	24.8	(5.0)
Residential mortgage-backed securities
Agency backed	1.5	1.6	(0.1)
Non agency backed	0.9	1.4	(0.5)
Government and government agencies — foreign	0.3	0.3	—
Equity securities	—	0.1	(0.1)

Total	$71.1	$82.6	$(11.5)

Total number of securities in a continuous unrealized loss position			108
Details underlying securities in a continuous gross unrealized loss position for below investment grade securities were as follows:

	March 31, 2009
	Estimated Fair	Amortized	Gross Unrealized
(dollars in millions)	Value	Cost	Losses
Below Investment Grade Securities
Greater than 90 days but less than or equal to 180 days
Corporate bonds — industrial	$1.6	$1.8	$(0.2)
Government and government agencies — foreign	0.7	0.9	(0.2)
Equity securities	—	0.1	(0.1)

Total	2.3	2.8	(0.5)

Greater than 180 days but less than or equal to 270 days
Corporate bonds — industrial	1.5	2.2	(0.7)

Total	1.5	2.2	(0.7)

Greater than 270 days but less than or equal to one year
Corporate bonds — financial services	0.2	0.5	(0.3)

Total	0.2	0.5	(0.3)

Greater than one year
Corporate bonds — industrial	—	0.1	(0.1)
Equity securities	0.1	0.2	(0.1)

Total	0.1	0.3	(0.2)

Total of all below investment grade securities
Corporate bonds
Financial services	0.2	0.5	(0.3)
Industrial	3.1	4.1	(1.0)
Government and government agencies — foreign	0.7	0.9	(0.2)
Equity securities	0.1	0.3	(0.2)

Total	$4.1	$5.8	$(1.7)

Total number of securities in a continuous unrealized loss position			16

	December 31, 2008
	Estimated Fair	Amortized	Gross Unrealized
(dollars in millions)	Value	Cost	Losses
Below Investment Grade Securities
Less than or equal to 90 days
Corporate — industrial	$2.0	$2.3	$(0.3)
Government and government agencies — foreign	0.7	0.9	(0.2)

Total	2.7	3.2	(0.5)

Greater than 90 days but less than or equal to 180 days
Corporate — industrial	2.0	2.8	(0.8)

Total	2.0	2.8	(0.8)

Greater than 180 days but less than or equal to 270 days
Corporate — industrial	—	0.2	(0.2)

Total	—	0.2	(0.2)

Greater than 270 days but less than or equal to one year
Corporate — industrial	0.1	0.3	(0.2)
Equity securities	0.1	0.2	(0.1)

Total	0.2	0.5	(0.3)

Total of all below investment grade securities
Corporate — industrial	4.1	5.6	(1.5)
Government and government agencies — foreign	0.7	0.9	(0.2)
Equity securities	0.1	0.2	(0.1)

Total	$4.9	$6.7	$(1.8)

Total number of securities in a continuous unrealized loss position			18

Gross unrealized losses on available for sale below investment grade fixed maturity securities represented 12% and 14% of total gross unrealized losses on all available for sale securities at March 31, 2009 and December 31, 2008, respectively. Generally below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to March 31, 2009.
Details underlying fixed maturity securities below investment grade and in an unrealized loss position were as follows:

		March 31, 2009
	Ratio of Amortized	Estimated		Gross
	Cost to Estimated	Fair	Amortized	Unrealized
(dollars in millions)	Fair Value	Value	Cost	Loss
Greater than 90 days but less than or equal to 180 days
	70% to 100%	$2.0	$2.2	$(0.2)
	40% to 70%	0.3	0.5	(0.2)
	Below 40%	—	0.1	(0.1)

Greater than 90 days but less than or equal to 180 days total		2.3	2.8	(0.5)

Greater than 180 days but less than or equal to 270 days
	70% to 100%	0.6	0.7	(0.1)
	40% to 70%	0.9	1.5	(0.6)

Greater than 180 days but less than or equal to 270 days total		1.5	2.2	(0.7)

Greater than 270 days but less than or equal to one year
	40% to 70%	0.2	0.5	(0.3)

Greater than 270 days but less than or equal to one year total		0.2	0.5	(0.3)

Greater than one year
	70% to 100%	—	0.1	(0.1)
	Below 40%	0.1	0.2	(0.1)

Greater than one year total		0.1	0.3	(0.2)

Total		$4.1	$5.8	$(1.7)

		December 31, 2008
	Ratio of Amortized	Estimated		Gross
	Cost to Estimated	Fair	Amortized	Unrealized
(dollars in millions)	Fair Value	Value	Cost	Loss
Less than or equal to 90 days
	70% to 100%	$2.4	$2.7	$(0.3)
	40% to 70%	0.3	0.5	(0.2)

Less than or equal to 90 days total		2.7	3.2	(0.5)

Greater than 90 days but less than or equal to 180 days
	70% to 100%	1.2	1.4	(0.2)
	40% to 70%	0.8	1.4	(0.6)

Greater than 90 days but less than or equal to 180 days total		2.0	2.8	(0.8)

Greater than 180 days but less than or equal to 270 days
	Below 40%	—	0.2	(0.2)

Greater than 180 days but less than or equal to 270 days total		—	0.2	(0.2)

Greater than 270 days but less than or equal to one year
	70% to 100%	0.2	0.2	—
	Below 40%	—	0.3	(0.3)

Greater than 270 days but less than or equal to one year total		0.2	0.5	(0.3)

Total		$4.9	$6.7	$(1.8)

The majority of assets depressed over 20% as well as over 40% for up to 270 consecutive days are primarily related to subprime asset-backed securities (“ABS”) housing and RMBS. As there has been no impact to expected future cash flows, the Company does not consider the underlying investments to be impaired as of March 31, 2009.
Subprime Mortgage Investments
Subprime mortgages are loans to homebuyers who have weak or impaired credit histories. In recent years, the market for these loans has expanded rapidly. During that time, however, lending practices and credit assessment standards grew steadily weaker. As a result, the market is now experiencing a sharp increase in the number of loan defaults. Investors in subprime assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes asset backed securities issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below 660 at issuance. The Company also categorizes asset backed securities issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660 at issuance. The entire subprime exposure, at March 31, 2009 ($2.1 million) was first lien — fixed rate, AAA quality and in vintages 2005 and prior. The entire subprime exposure, at December 31, 2008 ($2.8 million) was first lien — fixed rate, AAA quality and in vintages 2004 and prior.
Other-Than-Temporary Impairments
MLLICNY’s bond impairment losses were $0.6 million for the three month period ended March 31, 2009. The Company impaired its holding in Harrah’s Entertainment Inc. (“Harrah’s”) to fair value in the first three months of 2009 for $0.3 million. Harrah’s is one of America’s largest casino companies. The issuer continues to make payments in accordance with the original bond agreements. However, MLLICNY evaluated the near-term prospects of the issuer in relation to the severity and duration of the unrealized losses and determined the position to be impaired as of December 31, 2008. Due to a decline in fair value, the position was further impaired to fair value at March 31, 2009. Three unique issuers accounted for the remaining impairment of $0.3 million.
Liquidity and Capital Resources
Liquidity
MLLICNY’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. MLLICNY has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. MLLICNY anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of March 31, 2009 and December 31, 2008, MLLICNY’s assets included $140.0 million and $140.4 million, respectively, of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

Capital Resources
During the first quarters of 2009 and 2008, the Company did not pay any cash dividends to AUSA or receive any capital contributions from AUSA.
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
The insurer financial strength rating scales of S&P, A.M. Best, Moody’s Investors Service (“Moody’s”), and Fitch Ratings (“Fitch”) are characterized as follows:
•	S&P — AAA to R

•	A.M. Best — A++ to S

•	Moody’s — Aaa to C

•	Fitch — AAA to C
On March 31, 2009, S&P downgraded the Company’s insurance financial strength rating from AA to AA-. The ratings outlook is negative.
On April 23, 2009, A.M. Best downgraded the Company’s insurance financial strength rating from A+ to A. The ratings outlook remains stable.
The following table summarizes MLLICNY’s ratings as of May 12, 2009:

S&P	AA-	(4th out of 21)
A.M. Best	A	(3rd out of 16)
Moody’s	A1	(5th out of 21)
Fitch	AA	(3rd out of 19)
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
Commitments and Contingencies
The following table summarizes the Company’s policyholders’ obligations as of March 31, 2009:

	Less	One To	Four To	More
	Than One	Three	Five	Than Five
(dollars in millions) (a)	Year	Years	Years	Years	Total
General accounts	$15.9	$29.1	$25.0	$79.8	$149.8
Separate Accounts	60.0	124.7	113.3	479.0	777.0

	$75.9	$153.8	$138.3	$558.8	$926.8

(a)	The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on management’s best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business inforce. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with the Company’s historical experience, modified for recently observed trends. Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and are before deduction of tax and before reinsurance. The liability amounts in the Company’s Financial Statements reflect the discounting for interest as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts.
In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Results of Operations
For the three month periods ended March 31, 2009 and 2008, MLLICNY recorded net income (loss) of ($11.2) million and $2.1 million, respectively. The decline in earnings during the three month period ended March 31, 2009 as compared to the same period in 2008 was primarily a result of a decline in policy charge revenue, an increase in policy charge benefits, the 2009 VOBA impairment and the 2009 tax valuation allowance on deferred tax assets.
Policy charge revenue decreased $1.9 million (or 36%) to $3.4 million during the three month period ended March 31, 2009, as compared to the same period in 2008. The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months Ended
	March 31,
(dollars in millions)	2009	2008	Change
Asset-based policy charge revenue	$2.0	$3.2	$(1.2	)(a)
Guaranteed benefit based policy charge revenue	0.4	0.3	0.1
Non-asset based policy charge revenue	1.0	1.8	(0.8	)(b)

	$3.4	$5.3	$(1.9)

(a)	Asset-based policy charge revenue was negatively impacted by the decrease in average variable account balances during 2009 as compared to 2008.

(b)	The decrease in non-asset based policy charge revenue was primarily due to the run-off of the life business as well as less paid up additions in the first quarter 2009 as a result of poor equity market performance in 2008.
Net realized investment gains (losses) decreased $0.2 million during the three month period ended March 31, 2009, as compared to the same period in 2008. The following table provides the changes in net realized investment gains by type:

	Three Months Ended
	March 31,
(dollars in millions)	2009	2008	Change
Credit related losses	$(0.6)	$—	$(0.6	)(a)
Interest related gains	—	0.1	(0.1)
Equity related gains	0.5	—	0.5	(b)

	$(0.1)	$0.1	$(0.2)

Write-downs for other-than-temporary impairments included in net realized investment gains (losses)	$(0.6)	$—	$(0.6)

(a)	The increase in credit related losses was primarily due to additional impairments on securities that were impaired during the fourth quarter 2008 as a result of deterioration in the estimated fair value of the securities as well as two credit impairments in the first quarter 2009.

(b)	The increase in equity related gains principally relates to net gain on futures contracts in the first quarter of 2009 as there were no futures contracts in the first quarter of 2008.

Policy benefits increased $1.0 million during the three month period ended March 31, 2009 as compared to the same period in 2008. The following table provides the changes in policy benefits by type:

	Three Months Ended March 31,
(dollars in millions)	2009	2008	Change
Annuity benefit unlocking	$1.3	$—	$1.3 (a)
Annuity benefit expense	—	0.2	(0.2)
Life insurance mortality expense	0.2	0.3	(0.1)

	$1.5	$0.5	$1.0

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of variable benefit unlocking.
Reinsurance premiums ceded decreased $0.2 million during the three month period ended March 31, 2009 as compared to the same period in 2008. Effective second quarter of 2008, the Company began to recapture the majority of its reinsurance resulting in the decreased reinsurance premiums.
Amortization and impairment of VOBA was $7.6 million and $2.0 million for the three month periods ended March 31, 2009 and 2008, respectively. For the three month period ended March 31, 2009, there was an impairment charge of $7.2 million and unfavorable unlocking of $1.7 million. For the three month period ended March 31, 2008, there was unfavorable unlocking of $0.4 million and no impairment charge.
At December 31, 2008, an impairment charge was taken for the entire unamortized other intangibles balance which included the distribution agreement, the trade name and the non-compete agreement acquired at the acquisition date. Amortization expense for the three month period ended March 31, 2008 was $0.1 million.
Insurance expenses and taxes increased $0.5 million in the three month period ended March 31, 2009 as compared to the same period in 2008. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months Ended
	March 31,
(dollars in millions)	2009	2008	Change
Commissions	$0.5	$0.5	$(0.0)
General insurance expense	1.0	0.5	0.5	(a)

	$1.5	$1.0	$0.5

(a)	The increase in general insurance expenses is primarily due to transition related costs in 2009 as compared to 2008.
Segment Information
The products that comprise the Annuity and Life Insurance segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company’s consolidated financial condition and results of operations presented herein.
Item 4. Controls and Procedures.
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
In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information
Item 1. Legal Proceedings.
Nothing to report.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in Part I of the Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainities not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 5. Other Information.
(a) Nothing to report.
(b) Nothing to report.
Item 6. Exhibits.

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

3.2	By-Laws of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

4.1	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.2	Modified Guaranteed Annuity Contract Application. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.3	Qualified Retirement Plan Endorsement. (Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.4	IRA Endorsement. (Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.5	Company Name Change Endorsement. (Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

4.6	IRA Endorsement, MLNY009 (Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994).

4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94. (Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94. (Incorporation by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc. (Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation. (Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.)

10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.)

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(k) to Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.)

10.12	Non-Affiliated Broker-Dealer Wholesaling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital, Inc. (Incorporated by Reference to the Annual Report on Form 10-K of ML Life Insurance Company of New York, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, Filed March 27, 2008.)

10.13	Selling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc. (Incorporated by Reference to the Annual Report on Form 10-K of ML Life Insurance Company of New York, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, Filed March 27, 2008.)

10.14	Keep Well Agreement between AEGON USA And ML Life Insurance Company of New York. (Incorporated by Reference to the Annual Report on Form 10-K of ML Life Insurance Company of New York, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, Filed March 27, 2008.)

10.15	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.2 to ML Life Insurance Company of New York’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.)

10.16	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to ML Life Insurance Company of New York’s Current Report on Form 8-K, File No. 33-34562, filed August 17, 2007.)

10.17	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to ML Life Insurance Company of New York’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.)

10.18	Principal Underwriting Agreement between Transamerica Capital, Inc. and ML Life Insurance Company of New York. (Incorporated by reference to the Annual Report on Form 10-K of ML Life Insurance Company of New York, File Nos. 33-34562, 33-60288, 333-48983, 333-133224, filed on March 26, 2009.)

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML LIFE INSURANCE COMPANY OF NEW YORK
/s/ JOHN T. MALLETT
John T. Mallett
Treasurer and Chief Financial Officer

Date: May 14, 2009

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