Form 10-Q
period 2009-06-30
ML LIFE INSURANCE CO OF NEW YORK
filed 2009-08-13
CIK 862923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

PART 1. Financial Information

Item 1.	Financial Statements
ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except share data)	2009	2008
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2009 - $117,246; 2008 - $127,986)	$112,567	$115,834
Equity available-for-sale securities, at estimated fair value (cost: 2009 - $257; 2008 - $257)	111	163
Policy loans	65,039	67,387

Total investments	177,717	183,384

Cash and cash equivalents	41,307	29,973
Accrued investment income	2,963	3,158
Deferred policy acquisition costs	359	373
Deferred sales inducements	143	165
Value of business acquired	32,614	41,525
Goodwill	500	500
Federal income taxes — current	93	1,443
Federal income taxes — deferred	280	5,183
Reinsurance receivables	1,056	680
Receivable for investments sold — net	47	—
Other assets	3,332	5,018
Separate Accounts assets	591,048	598,438

Total Assets	$851,459	$869,840

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$127,245	$135,062
Future policy benefits	18,699	19,872
Claims and claims settlement expenses	2,786	2,096

	148,730	157,030

Other policyholder funds	331	204
Affiliated payables — net	458	49
Other liabilities	1,548	827
Separate Accounts liabilities	591,048	598,438

Total Liabilities	742,115	756,548

Stockholder’s Equity
Common stock ($10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	128,638	128,638
Accumulated other comprehensive loss, net of taxes	(2,927)	(8,333)
Retained deficit	(18,567)	(9,213)

Total Stockholder’s Equity	109,344	113,292

Total Liabilities and Stockholder’s Equity	$851,459	$869,840

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
	(unaudited)
Revenues
Policy charge revenue	$3,587	$4,980	$7,029	$10,245
Net investment income	2,481	2,605	5,140	5,262
Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	—	—	(583)	(3)
Portion of loss recognized in Other
Comprehensive Income	—	—	—	—

Net other-than-temporary impairment losses on securities recognized in income	—	—	(583)	(3)
Realized investment gains (losses), excluding other-than-temporary impairment losses on securities	(1,701)	232	(1,186)	354

Net realized investment gains (losses)	(1,701)	232	(1,769)	351

Total Revenues	4,367	7,817	10,400	15,858

Benefits and Expenses
Interest credited to policyholder liabilities	2,051	1,875	3,668	2,659
Policy benefits (net of reinsurance recoveries: 2009 - $23, $63; 2008 - $82, $353)	(211)	(200)	1,362	334
Reinsurance premium ceded	135	294	386	771
Amortization of deferred policy acquisition costs	28	(3)	70	(4)
Amortization of value of business acquired	1,584	1,589	9,242	3,580
Amortization of other intangibles	—	132	—	265
Insurance expenses and taxes	1,580	1,365	3,134	2,401

Total Benefits and Expenses	5,167	5,052	17,862	10,006

Income (Loss) Before Taxes	(800)	2,765	(7,462)	5,852

Federal Income Tax Expense (Benefit)
Current	—	743	—	863
Deferred	(2,542)	79	1,956	921

Federal Income Tax Expense (Benefit)	(2,542)	822	1,956	1,784

Net Income (Loss)	$1,742	$1,943	$(9,418)	$4,068

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
	(unaudited)

Net Income (Loss)	$1,742	$1,943	$(9,418)	$4,068

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Cumulative effect of adoption of FSP 115-2 and FAS 124-2, net	(18)	—	(18)	—
Net unrealized holding gains (losses) arising during the period	8,091	(1,019)	6,367	(953)
Reclassification adjustment for losses included in net income	597	—	1,039	—

	8,670	(1,019)	7,388	(953)

Net unrealized other-than-temporary impairment gains (losses) on securities
Cumulative effect of adoption of FSP 115-2 and FAS 124-2, net	(46)	—	(46)	—
Unrealized other-than-temporary impairment gains (losses) arising during the period	79	—	79	—

	33	—	33	—

Adjustments
Policyholder liabilities	218	183	400	222
Deferred policy acquisition costs	(120)	(1)	38	1
Value of business acquired	(1,182)	532	458	565
Deferred federal income taxes	(2,499)	(24)	(2,911)	(73)

	(3,583)	690	(2,015)	715

Total other comprehensive income (loss), net of taxes	5,120	(329)	5,406	(238)

Comprehensive Income (Loss)	$6,862	$1,614	$(4,012)	$3,830

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF STOCKHOLDER’S EQUITY

			Accumulated
		Additional	Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholder’s
(dollars in thousands)	Stock	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2008	$2,200	$128,638	$—	$—	$130,838
Net loss	—	—	—	(2,213)	(2,213)
Cash dividend paid to AEGON USA, LLC	—	—	—	(7,000)	(7,000)
Other comprehensive loss, net of taxes	—	—	(8,333)	—	(8,333)

Balance, December 31, 2008 (audited)	2,200	128,638	(8,333)	(9,213)	113,292
Net loss	—	—	—	(9,418)	(9,418)
Cumulative effect of adoption of FSP 115-2 and FAS 124-2, net	—	—	(64)	64	—
Other comprehensive income, net of taxes	—	—	5,470	—	5,470

Balance, June 30, 2009 (unaudited)	$2,200	$128,638	$(2,927)	$(18,567)	$109,344

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(dollars in thousands)	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,418)	$4,068
Adjustment to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Changes in:
Deferred policy acquisition costs	53	(393)
Deferred sales inducements	22	(170)
Value of business acquired	9,243	3,580
Other intangibles	—	265
Benefit reserves	(1,012)	(919)
Federal income tax accruals	3,307	1,494
Claims and claims settlement expenses	690	(1,878)
Other policyholder funds	127	(742)
Other operating assets and liabilities, net	2,585	2,637
Accretion of investments	(87)	(65)
Interest credited to policyholder liabilities	3,668	2,659
Net realized investment (gains) losses	1,769	(351)

Net cash and cash equivalents provided by operating activities	10,947	10,185

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	15,571	18,542
Maturities of available-for-sale securities	7,266	19,797
Purchases of available-for-sale securities	(12,727)	(35,956)
Net settlements on futures contracts	(828)	320
Policy loans on insurance contracts, net	2,348	2,221

Net cash and cash equivalents provided by investing activities	11,630	4,924

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	758	7,981
Policyholder withdrawals	(12,001)	(14,944)

Net cash and cash equivalents used in financing activities	(11,243)	(6,963)

Net increase in cash and cash equivalents (1)	11,334	8,146
Cash and cash equivalents, beginning of year	29,973	60,406

Cash and cash equivalents, end of period	$41,307	$68,552

(1)	Included in net increase in cash and cash equivalents is Federal income taxes paid (2009 — $0; 2008 — $1,020); Federal income taxes received (2009 -$1,350; 2008 — $729)
See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
NOTES TO FINANCIAL STATEMENTS (unaudited)
(Dollars in Thousands)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
ML Life Insurance Company of New York (“MLLICNY” or the “Company”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. The Company sells non-participating annuity products, including variable annuities, modified guaranteed annuities and immediate annuities. The Company is licensed to sell insurance and annuities in nine states; however, it currently limits its marketing activities to the State of New York.
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
Investments
Other-than-temporary impairments (“OTTI”)
If management determines that a decline in the value of an available-for-sale security is other-than-temporary, an impairment loss is recognized. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services). For equity securities, the Company also considers the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTTI include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.
During the second quarter 2009, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance for the recognition and presentation of OTTI. The recognition provisions apply only to debt securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements apply to both debt and equity securities.

For equity securities, once management determines a decline in the value of an available-for-sale security is other-than-temporary, the cost basis of the equity security is reduced to its fair value, with a corresponding charge to earnings.
For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non credit portion). The credit loss is recognized in earnings and the non credit loss is recognized in other comprehensive income (“OCI”), net of applicable taxes, value of business acquired, deferred acquisition costs and deferred sales inducements. Management records subsequent changes in the estimated fair value (positive and negative) of available-for-sale debt securities for which non credit OTTI was previously recognized in OCI in OCI-OTTI.
Subsequent Events
The financial statements are adjusted to reflect events that occurred between the balance sheet date and the date when the financial statements are issued (August 13, 2009), provided they give evidence of conditions that existed at the balance sheet date.
Events that are indicative of conditions that arose after the balance sheet date are disclosed, but do not result in an adjustment of the financial statements themselves.
Recent Accounting Pronouncements
Current Adoption of Recent Accounting Pronouncements
In May 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. The Statement is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The Company adopted this guidance for the interim period ended June 30, 2009. The adoption did not impact the Company’s results of operations or financial position.
In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities: FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly; FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2”); and FSP No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS
107-1”).
FSP No. FAS 157-4 provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly. The FSP provides a list of factors that an entity should consider when determining whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to normal market activity for that asset or liability. If an entity determines that there has been a significant decrease in volume and level of activity, transactions or quoted prices may not be determinative of fair value. Further analysis of the transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. In such cases, a change in the valuation technique or the use of multiple valuation techniques may be appropriate. When weighting indications of fair value resulting from the use of multiple valuation techniques, a reporting entity shall consider the reasonableness of the range of fair value estimates. The objective is to determine the point within that range that is most representative of fair value under the current market conditions. Even if there has been a significant decrease in the volume and level of activity, it is not appropriate to conclude that all transactions are not orderly. A reporting entity is required to evaluate the circumstances to determine whether the transaction is orderly based on the weight of evidence. FSP No. FAS 157-4 also amends SFAS No. 157 to require interim disclosures of the inputs and valuation techniques used to measure fair value and disclosure of any changes to those inputs and valuation techniques during the period. Additionally, for purposes of SFAS No. 157 disclosures, the FSP defines the term “major categories” for equity and debt securities to be the major security types described in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity chooses to early adopt either FSP No. FAS 115-2 or FSP No. FAS 107-1, the entity must also early adopt this FSP. Additionally, if the entity chooses to early adopt this FSP, it must also early adopt FSP No. FAS 115-2. The Company adopted the guidance as of April 1, 2009. The adoption did not have a material impact on the Company’s financial statements.
FSP No. FAS 115-2 amends the OTTI guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. The FSP requires an entity to evaluate whether an impairment is other-than-temporary if the value of a debt security is less than its amortized cost basis at the balance sheet date. An OTTI is considered to have occurred if an entity; a) intends to sell the debt security, b) more likely than not will be required to sell the security before recovery of its amortized cost basis, or c) does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists), even if it does not intend to sell the security. In determining whether a credit loss exists, an entity should use its best estimate of the present value of cash flows expected to be collected from the debt security. The FSP provides a list of factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover. If an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI should be recognized in earnings equal to the entire difference between the amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery, the OTTI should be separated into a) the amount representing the credit loss, which is recognized in earnings, and b) the amount related to all other factors, which is recognized in OCI, net of applicable taxes. A cumulative effect adjustment is required to the opening balance of retained earnings (net of related tax effects) in the period of adoption with a corresponding adjustment to accumulated OCI to reclassify the non credit component of previously recognized OTTI on debt securities held at that date, provided the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost. Only the credit portion of OTTI will be accreted into income. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity chooses to early adopt either FSP No. FAS 157-4 or FSP No. FAS 107-1, the entity must also early adopt this FSP. Additionally, if the entity chooses to early adopt this FSP, it must also early adopt FSP No. FAS 157-4. The Company adopted the guidance as of April 1, 2009, which resulted in a net increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $64. See Note 3 to the Financial Statements for additional disclosures.
FSP No. FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods as well as annual periods. The FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP requires an entity to disclose the methods and significant assumptions used to estimate fair value of financial instruments and to describe changes, if any, to those methods and assumptions during the period. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also early adopts FSP No. FAS 157-4 and FSP No. FAS 115-2. The Company adopted the guidance as of April 1, 2009, which affects disclosures and therefore did not impact the Company’s results of operations or financial position.
In January 2009, the FASB issued FSP No. EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20. The FSP amends the impairment and related interest income measurement guidance in EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an OTTI has occurred for debt securities classified as available-for-sale or held-to-maturity. The FSP permits the use of reasonable management judgment about the probability that the company will be able to collect all amounts due while previously EITF 99-20 required the use of market participant assumptions which could not be overcome by management judgment. The FSP also retains and emphasizes the objective of an OTTI assessment and the related disclosure requirements in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP became effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The Company adopted FSP No. EITF 99-20-1 on December 31, 2008 and it had no material impact on the Company’s financial statements.
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
Future Adoption of Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. This Statement establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS No. 168 for the interim period ending on September 30, 2009. The adoption will require updates to the Company’s financial statement disclosures, but is not expected to have a material impact on the Company’s results of operations or financial position.
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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at June 30, 2009:

	June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities (a)	$59,893	$47,516	$5,158	$112,567
Equity securities (a)	—	111	—	111
Cash equivalents (b)	—	41,419	—	41,419
Separate Accounts assets (c)	591,048	—	—	591,048

Total assets	$650,941	$89,046	$5,158	$745,145

Liabilities
Future policy benefits (embedded derivatives only) (d)	$—	$—	$(4,606)	$(4,606)

Total liabilities	$—	$—	$(4,606)	$(4,606)

(a)	For publicly traded securities (Level 1), fair value is determined using quoted market prices. For securities without a readily ascertainable market value (Level 2), the Company utilizes pricing services and corroborated broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the date of the Balance Sheet. Level 3 consists of securities whose fair value is estimated based on non-binding broker quotes.

(b)	Cash equivalents are primarily valued at amortized cost, which approximates fair value. Operating cash is not included in the abovementioned table.

(c)	Separate Accounts assets are carried at the net asset value provided by the fund managers.

(d)	The Company issues contracts containing guaranteed minimum withdrawal benefits (“GMWB”) and reinsurance on guaranteed minimum income benefit (“GMIB reinsurance”) riders in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The GMWB and GMIB reinsurance provisions are treated as an embedded derivative and are required to be reported separately from the host variable annuity contract. The fair value of the GMWB and GMIB reinsurance obligations are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions.
The Company’s Level 3 assets consist of securities whose fair value is estimated based on non-binding broker quotes. The following table provides a summary of the change in fair value of the Company’s Level 3 assets at June 30, 2009:

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009
	Fixed Maturity	Fixed Maturity
Balance at beginning of period (c)	$6,925	$5,108

Total unrealized gain (a)	524	205
Purchases (sales) — net	(283)	(510)
Transfers into Level 3 — net	(2,000)	359
Changes in valuation (b)	(8)	(4)

Balance at end of period (c)	$5,158	$5,158

(a)	Recorded as a component of other comprehensive income (loss).

(b)	Recorded as a component of net investment income in the Statements of Income.

(c)	Recorded as a component of fixed maturity available-for-sale securities in the Balance Sheets.
In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. During the three and six months ended June 30, 2009, the transfers to Level 3 principally related to securities which were valued based on broker quotes that could not be corroborated.
The Company’s Level 3 liabilities (assets) consist of provisions for GMWB and GMIB reinsurance. The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at June 30, 2009:

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
		GMIB		GMIB
	GMWB	Reinsurance	GMWB	Reinsurance
Balance at beginning of period (b)	$4,257	$(7,817)	$4,270	$(7,449)

Changes in valuation (a)	(2,270)	1,224	(2,283)	856

Balance at end of period (b)	$1,987	$(6,593)	$1,987	$(6,593)

(a)	Recorded as a component of policy benefits in the Statements of Income.

(b)	Recorded as a component of future policy benefits in the Balance Sheets.
During the first half of 2009, the change in valuation is principally being driven by the volatility in the market.
Note 3. Investments
Fixed Maturity and Equity Securities
In April 2009, the FASB issued FSP No. FAS 115-2, which replaces the requirement in FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments for management to assert that it has the intent and ability to hold an impaired debt security until recovery with the requirement that management assert if it either has the intent to sell the debt security or if it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis.
As permitted by the transition guidance, the Company adopted FSP No. FAS 115-2 on April 1, 2009 effective April 1, 2009 by recording an increase of $64 to the opening balance of retained earnings with a corresponding decrease to accumulated OCI on the Statement of Stockholder’s Equity to reclassify the non credit portion of previously other-than-temporarily impaired available-for-sale securities held as of April 1, 2009. The following summarizes the components for this cumulative effect adjustment:

	Unrealized	Net Unrealized	Total
	OTTI	Loss on	Cumulative
	on Available-	Available-	Effect
	For-Sale	For-Sale	Adjustment
	Securities	Securities	in OCI
Increase in amortized cost of available-for-sale securities	$70	$131	$201
Change in deferred acquisition costs, deferred sales inducements, and value of business acquired	—	(102)	(102)
Income tax	(24)	(11)	(35)

Net cumulative effect adjustment	$46	$18	$64

The cumulative effect adjustment was calculated for all available-for-sale securities held as of April 1, 2009, for which an OTTI was previously recognized, but as of April 1, 2009, the Company did not intend to sell the security and it was not more likely than not that the Company would be required to sell the security before recovery of its amortized cost, by comparing the present value of cash flows expected to be received as of April 1, 2009, to the amortized cost basis of the available-for-sale securities. The discount rate used to calculate the present value of the cash flows expected to be collected was the rate for each respective available-for-sale security in effect before recognizing any OTTI. In addition, because the carrying amounts of deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”) and value of business acquired (“VOBA”) are adjusted for the effects of realized and unrealized gains and losses on available-for-sale securities, the Company recognized a true-up to the DAC, DSI and VOBA balances for this cumulative effect adjustment.

The following table summarizes the increase to the amortized cost of the available-for-sale securities as of April 1, 2009, resulting from the recognition of the cumulative effect adjustment:

Fixed maturity securities
Corporate securities	$200
Government and government agencies — United States	1

Total fixed maturity securities	$201

The amortized cost and estimated fair value of investments in fixed maturity securities and equity securities at June 30, 2009 and December 31, 2008 were:

	June 30, 2009
					Estimated
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities
Corporate securities	$57,047	$1,398	$(1,766)	$33	$56,712
Asset-backed securities	7,379	136	(545)	—	6,970
Commercial mortgage-backed securities	25,813	—	(3,402)	—	22,411
Residential mortgage-backed securities	9,978	281	(405)	—	9,854
Government and government agencies
United States	12,984	6	(135)	—	12,855
Foreign	4,045	8	(288)	—	3,765

Total fixed maturity securities	$117,246	$1,829	$(6,541)	$33	$112,567

Equity securities — preferred stocks
Banking securities	$80	$—	$(37)	$—	$43
Other financial services securities	177	—	(109)	—	68

Total equity securities	$257	$—	$(146)	$—	$111

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI. As of June 30, 2009, the unrealized balance in OCI-OTTI is in an unrealized gain position

	December 31, 2008
					Estimated
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities
Corporate securities	$78,355	$642	$(6,632)	$—	$72,365
Asset-backed securities	7,571	19	(793)	—	6,797
Commercial mortgage-backed securities	24,802	—	(4,979)	—	19,823
Residential mortgage-backed securities	11,008	157	(589)	—	10,576
Government and government agencies
United States	2,200	116	—	—	2,316
Foreign	4,050	167	(260)	—	3,957

Total fixed maturity securities	$127,986	$1,101	$(13,253)	$—	$115,834

Equity securities — preferred stocks
Banking securities	$80	$—	$(45)	$—	$35
Other financial services securities	177	—	(49)	—	128

Total equity securities	$257	$—	$(94)	$—	$163

Excluding investments in U.S. Government and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity securities by investment grade at June 30, 2009 and December 31, 2008 were:

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment grade	$111,935	$107,884	$120,799	$110,412
Below investment grade	5,311	4,683	7,187	5,422

Total fixed maturity securities	$117,246	$112,567	$127,986	$115,834

At June 30, 2009 and December 31, 2008, the estimated fair value of fixed maturity securities rated BBB- were $2,577 and $2,649, respectively, which is the lowest investment grade rating given by Standard & Poor’s (“S&P”).
The amortized cost and estimated fair value of fixed maturity securities at June 30, 2009 and December 31, 2008 by expected maturity were:

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Fixed maturity securities
Due in one year or less	$7,393	$7,400	$10,392	$10,373
Due after one year through five years	25,827	25,605	25,519	24,166
Due after five years through ten years	32,293	32,921	39,921	37,053
Due after ten years	8,563	7,405	8,773	7,046

	74,076	73,331	84,605	78,638
Mortgage-backed securities and other asset-backed securities	43,170	39,236	43,381	37,196

Total fixed maturity securities	$117,246	$112,567	$127,986	$115,834

In the preceding table fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Unrealized Gains (Losses) on Fixed Maturity and Equity Securities
The Company’s investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.
The estimated fair value and gross unrealized losses and unrealized OTTI of fixed maturity and equity securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost	OTTI (1)
Less than or equal to 90 days
Fixed maturities
Corporate securities	$1,658	$1,695	$(37)
Commercial mortgage-backed securities	2,787	2,821	(34)
Residential mortgage-backed securities	150	150	—
Government and government agencies — United States	11,685	11,820	(135)
Equity securities
Banking securities	43	80	(37)
Other financial services securities	68	177	(109)

	$16,391	$16,743	$(352)

	June 30, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(continued)	Value	Cost	OTTI (1)
Greater than 90 days but less than or equal to 180 days
Fixed maturities
Corporate securities	$924	$1,057	$(133)
Asset-backed securities	610	691	(81)
Residential mortgage-backed securities	38	38	—
Government and government agencies — foreign	2,124	2,286	(162)

	3,696	4,072	(376)

Greater than 180 days but less than or equal to 270 days
Fixed maturities
Corporate securities	903	929	(26)
Asset-backed securities	266	278	(12)
Commercial mortgage-backed securities	7,167	8,355	(1,188)
Residential mortgage-backed securities	1,291	1,316	(25)
Government and government agencies — foreign	334	459	(125)

	9,961	11,337	(1,376)

Greater than 270 days but less than or equal to one year
Fixed maturities
Corporate securities	4,024	4,348	(324)
Asset-backed securities	3,496	3,948	(452)
Commercial mortgage-backed securities	11,494	12,752	(1,258)

	19,014	21,048	(2,034)

Greater than one year
Fixed maturities
Corporate securities	7,028	8,275	(1,247)
Commercial mortgage-backed securities	963	1,885	(922)
Residential mortgage-backed securities	875	1,255	(380)

	8,866	11,415	(2,549)

Total	$57,928	$64,615	$(6,687)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI. As of June 30, 2009, the unrealized balance in OCI-OTTI is in an unrealized gain position and is therefore excluded from the above table.

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost	OTTI
Less than or equal to 90 days
Fixed maturities
Corporate securities	$17,174	$19,027	$(1,853)
Asset-backed securities	203	275	(72)
Commercial mortgage-backed securities	6,773	8,316	(1,543)
Residential mortgage-backed securities	1,403	1,522	(119)
Government and government agencies — foreign	680	923	(243)
Equity securities — banking securities	35	80	(45)

	26,268	30,143	(3,875)

Greater than 90 days but less than or equal to 180 days
Fixed maturities
Corporate securities	14,378	16,417	(2,039)
Asset-backed securities	5,887	6,608	(721)
Commercial mortgage-backed securities	12,140	14,607	(2,467)
Residential mortgage-backed securities	103	108	(5)
Government and government agencies — foreign	318	335	(17)

	$32,826	$38,075	$(5,249)

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(continued)	Value	Cost	OTTI
Greater than 180 days but less than or equal to 270 days
Fixed maturities
Corporate securities	$10,333	$11,348	$(1,015)
Residential mortgage-backed securities	888	1,353	(465)

	11,221	12,701	(1,480)

Greater than 270 days but less than or equal to one year
Fixed maturities
Corporate securities	4,643	6,368	(1,725)
Commercial mortgage-backed securities	910	1,879	(969)
Equity securities — other financial services securities	128	177	(49)

	5,681	8,424	(2,743)

Total	$75,996	$89,343	$(13,347)

The total number of securities in an unrealized loss position was 70 and 126 at June 30, 2009 and December 31, 2008, respectively.
The estimated fair value, gross unrealized losses and number of securities where the fair value had declined below amortized cost by greater than 20% and greater than 40% at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
	Estimated	Gross
	Fair	Unrealized		Number of
	Value	Losses	OTTI	Securities
Decline > 20%
Less than or equal to 90 days	$111	$(146)	$—	2
Greater than 180 days but less than or equal to 270 days	713	(517)	—	2
Greater than 270 days but less than or equal to one year	360	(115)	—	1
Greater than one year	3,660	(2,256)	—	8

Total	$4,844	$(3,034)	$—	13

Decline > 40%
Less than or equal to 90 days	$111	$(146)	$—	2
Greater than 180 days but less than or equal to 270 days	379	(392)	—	1
Greater than one year	1,213	(1,129)	—	3

Total	$1,703	$(1,667)	$—	6

	December 31, 2008
	Estimated	Gross
	Fair	Unrealized		Number of
	Value	Losses	OTTI	Securities
Decline > 20%
Less than or equal to 90 days	$5,940	$(2,203)	$—	8
Greater than 90 days but less than or equal to 180 days	5,023	(1,779)	—	8
Greater than 180 days but less than or equal to 270 days	1,257	(871)	—	4
Greater than 270 days but less than or equal to one year	3,004	(2,699)	—	11

Total	$15,224	$(7,552)	$—	31

Decline > 40%
Less than or equal to 90 days	$638	$(660)	$—	3
Greater than 90 days but less than or equal to 180 days	793	(681)	—	3
Greater than 180 days but less than or equal to 270 days	270	(379)	—	2
Greater than 270 days but less than or equal to one year	2,403	(2,384)	—	7

Total	$4,104	$(4,104)	$—	15

Unrealized losses incurred during 2009 and 2008 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. The Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.
The components of net unrealized loss and OTTI included in accumulated other comprehensive loss, net of taxes at June 30, 2009 and December 31, 2008 was as follows:

	June 30,	December 31,
	2009	2008
Assets
Fixed maturity securities	$(4,679)	$(12,152)
Equity securities	(146)	(94)
Deferred policy acquisitions costs	—	(38)
Value of business acquired	4	(454)

	(4,821)	(12,738)

Liabilities
Policyholder account balances	317	(83)
Federal income taxes — deferred	1,577	4,488

	1,894	4,405

Stockholder’s equity
Accumulated other comprehensive loss, net of taxes	$(2,927)	$(8,333)

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
Policy Loans
Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at June 30, 2009 and December 31, 2008 was $65,039 and $67,387. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.
Derivatives
The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P’s 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. As of June 30, 2009, the Company had 20 outstanding short futures contracts with a notional value of $4,578. As of December 31, 2008, the Company had 10 outstanding short futures contracts with a notional value of $2,250.
Realized Investment Gains (Losses)
Proceeds and gross realized investment gains (losses) from the sale of available-for-sale securities for the three and six month ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Proceeds	$8,231	$8,446	$15,571	$18,340
Gross realized investment gains	252	15	396	321
Gross realized investment losses	(647)	(103)	(731)	(287)
The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds on the sale of available-for-sale securities sold at a realized loss were $7,855 and $8,430 for the three months ended June 30, 2009 and 2008, respectively. Proceeds on the sale of available-for-sale securities sold at a realized loss were $15,050 and $18,272 for the six months ended June 30, 2009 and 2008, respectively.

Net realized investment gains (losses) for the three and six months ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Fixed maturity securities	$(395)	$(93)	$(918)	$46
Equity securities	—	5	—	(15)
Derivatives	(1,306)	320	(828)	320
Associated amortization expense of VOBA	—	—	(23)	—

Net realized investment gains (losses)	$(1,701)	$232	$(1,769)	$351

OTTI
If management determines that a decline in the value of an available-for-sale equity security is other-than-temporary, the amortized cost is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. For debt securities, the manner in which an OTTI is recorded depends on whether management intends to sell a security or it is more likely than not that it will be required to sell a security in an unrealized loss position before its anticipated recovery. If management intends to sell or more likely than not will be required to sell the debt security before recovery, the OTTI is recognized in earnings for the difference between amortized cost and fair value. If these criteria are not met, the OTTI is bifurcated into two pieces: a credit loss is recognized in earnings at an amount equal to the difference between the amortized cost of the debt security and its net present value, and a non credit loss is recognized in OCI for any difference between the fair value and the net present value of the debt security at the impairment measurement date.
The following tables sets forth the amount of credit loss impairments on fixed maturity held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts:

Balance, December 31, 2008	$—
Credit losses remaining in retained earnings related to adoption of FSP FAS 115-2 and FAS 124-2	69
Accretion of credit loss impairments previously recognized	(2)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1)

Balance, June 30, 2009	$66

During the first half of 2009, the Company recorded an OTTI of $583, with no associated amortization of VOBA. The Company adopted FSP No. FAS 115-2 effective April 1, 2009. The gross cumulative effect of this adoption was a $201 adjustment to retained earnings and amortized cost for the non credit related portion of previously recorded impairments on securities still in inventory upon adoption of the FSP. Of this, $70 related to non credit impairments recorded in income during the first quarter of 2009. For the three months and six months ended June 30, 2008, the Company recorded $0 and $3, respectively of realized investment loss on securities deemed to have incurred other-than-temporary declines in fair value. For the three months and six months ended June 30, 2008, there was no associated amortization of VOBA on the other-than-temporary declines in fair value.
Note 4. Value of Business Acquired (“VOBA”) and Other Intangibles
VOBA reflects the estimated fair value of inforce contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts inforce at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. In addition, the Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. At June 30, 2009, the reversion to the mean assumption was 11% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate, while at December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate.

The change in the carrying amount of VOBA for the three months and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
VOBA	2009	2008	2009	2008
Purchase price adjustment	$—	$3,100	$—	$2,439
Amortization expense	(2,012)	(1,953)	(763)	(3,545)
Unlocking	428	364	(1,314)	(35)
Impairment charge	—	—	(7,165)	—
Adjustment related to realized losses on investments	—	—	(23)	—
Adjustment related to unrealized losses and OTTI on investments	(1,285)	532	354	565

Change in VOBA carrying amount	$(2,869)	$2,043	$(8,911)	$(576)

During the three months ended June 30, 2009, reserves have stabilized resulting in minimal unlocking. During the prior three months ended March 31, 2009, the Company experienced unfavorable unlocking resulting from the increasing future benefit costs, which reduces the value of future gross profits. In addition, an impairment charge was taken in the first quarter as estimated future gross profits were less than the unamortized balance.
At December 31, 2008, an impairment charge was taken for the entire unamortized other intangible balance which included the estimated fair values of the distribution agreement, the trade name and the non-compete agreement acquired at the acquisition date. Amortization expense for the three months and six months ended June 30, 2008 was $132 and $265, respectively.
Note 5. Deferred Policy Acquisition Costs (“DAC”) and Deferred Sales Inducements (“DSI”)
The Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. At June 30, 2009, the reversion to the mean assumption was 11% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate, while at December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. The change in the carrying amount of DAC and DSI for the three months and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
DAC	2009	2008	2009	2008
Capitalization	$3	$303	$17	$390
Normal amortization	(26)	32	(60)	25
Unlocking	(1)	(29)	(9)	(21)
Adjustment related to unrealized loss and OTTI on investments	(120)	—	38	—

Change in DAC carrying amount	$(144)	$306	$(14)	$394

	Three Months Ended		Six Months Ended
	June 30,		June 30,
DSI	2009	2008	2009	2008
Capitalization	$1	$145	$5	$171
Normal amortization	(11)	(6)	(24)	(6)
Unlocking	—	4	(3)	4
Adjustment related to unrealized loss and OTTI on investments	—	1	—	1

Change in DSI carrying amount	$(10)	$144	$(22)	$170

Note 6. Variable Contracts Containing Guaranteed Benefits
The Company records liabilities for contracts containing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.
The components of the changes in the variable annuity GMDB and GMIB liabilities for the three months and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
GMDB	2009	2008	2009	2008
Purchase price adjustment	$—	$—	$—	$(2,221)
Guaranteed benefits incurred	622	275	1,062	603
Guaranteed benefits paid	(846)	(387)	(1,723)	(609)
Unlocking	(239)	77	541	79

Total	$(463)	$(35)	$(120)	$(2,148)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
GMIB	2009	2008	2009	2008
Guaranteed benefits incurred	$332	$160	$520	$350
Unlocking	(83)	(180)	443	(202)

Total	$249	$(20)	$963	$148

During the three months ended June 30, 2009, markets have stabilized producing actual reserve changes in line with or slightly better than expected. Market declines in the prior three months ended March 31, 2009 caused unfavorable unlocking as a result of increasing estimates of future benefit amounts in the GMDB and GMIB liabilities.
The variable annuity GMDB liability at June 30, 2009 and December 31, 2008 was $377 and $497, respectively. The variable annuity GMIB liability at June 30, 2009 and December 31, 2008 was $2,080 and $1,117, respectively.
The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. The Company records liabilities for variable life contracts containing GMDB provisions as a component of future policy benefits and changes in the liabilities are included as a component of policy benefits in the Statements of Income. As of June 30, 2009 and 2008, no material variable life guaranteed benefits were incurred or paid.
Note 7. Federal Income Taxes
The effective tax rate was (26%) and 30% for the six months ended June 30, 2009 and 2008, respectively. Differences between the effective rate and the U.S. statutory rate of 35% during the first half of 2009 were the result of Separate Accounts dividends-received deduction (“DRD”), foreign tax credits (“FTC”), and valuation allowance on net operating loss carryforward.
At June 30, 2009 and December 31, 2008, the Company had a net operating loss carryforward for federal income tax purposes of $4,776 and $3,724, respectively, with a carryforward period of fifteen years that expire at various dates up to 2024. In addition, at June 30, 2009, the Company has a capital loss carryforward for federal income tax purposes of $505 with a carryforward period of five years that will expire at various dates up to 2014. At June 30, 2009, the Company also had a tax credit carryforward of $144 with a carryforward period of ten years that will expire at various dates up to 2019.
The valuation allowance for deferred tax assets as of June 30, 2009 and March 31, 2009, was $4,776 and $6,963, respectively. There was no valuation allowance at December 31, 2008. The valuation allowance is related to a net operating loss carryforward that, in the judgment of management, is not more likely than not to be realized.

The Company has analyzed all material tax positions under the provisions of FIN No. 48, and has determined that there are no tax benefits that should not be recognized as of June 30, 2009 or as of December 31, 2008. There are no unrecognized tax benefits that would affect the effective tax rate. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.
The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company has recognized no material penalties in its financial statements as of June 30, 2009 and December 31, 2008. The Company has recognized interest expense of $16 as of June 30, 2009. The Company did not recognize any interest expense as of December 31, 2008.
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
The Company’s statutory net income for the six months ended June 30, 2009 and 2008 was $3,278 and $3,682, respectively. Statutory capital and surplus at June 30, 2009 and December 31, 2008 was $54,977 and $51,928, respectively.
During the first half of 2009 and 2008, the Company did not pay any dividends to AUSA or receive any capital contributions from AUSA.
Note 9. Related Party Transactions
As of June 30, 2009, the Company had the following related party agreements in effect:
The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three months and six months ended June 30, 2009, the Company incurred $417 and $935, respectively, in expenses under this agreement. During the three months and six months ended June 30, 2008, the Company incurred $313 and $431, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
AEGON USA Realty Advisors, Inc. acts as the manager and administrator for the Company’s real property assets and mortgage loans under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three and six month periods ended June 30, 2009 and 2008, the Company did not incur any charges under this agreement.
AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three months and six months ended June 30, 2009, the Company incurred $49 and $99, respectively, in expenses under this agreement. During the three months and six months ended June 30, 2008, the Company incurred $49 and $97, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.
Transamerica Capital, Inc. provides wholesaling distribution services for the Company under a distribution agreement. During the three months and six months ended June 30, 2009, the Company incurred $4 and $11, respectively, in expenses under this agreement. During the three months and six months ended June 30, 2008, the Company incurred $97 and $137, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
Transamerica Capital, Inc. provides underwriting services for the Company under an underwriting agreement. During the three months and six months ended June 30, 2009, the Company incurred $69 and $648, respectively, in expenses under this agreement. During the three months and six months ended June 30, 2008, the Company did not incur expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under an administrative services agreement. Revenue attributable to this agreement is included in policy charge revenue. During the three and six month periods ended June 30, 2009 and 2008, the Company did not receive any revenue under this agreement.
The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. Revenue attributable to this agreement is included in policy charge revenue. During the three and six month periods ended June 30, 2009 and 2008, the Company did not receive any revenue under this agreement.
The Company has a reinsurance agreement with Transamerica Life Insurance Company. During the three and six month periods ended June 30, 2009, the Company incurred $5 and $9, in reinsurance premium ceded expense under this agreement, respectively. During the three and six month periods ended June 30, 2008, the Company incurred $5 and $10, in reinsurance premium ceded expense under this agreement, respectively. This expense was offset during the three and six month periods ended June 30, 2008, by $0 and $5, in reinsurance recoveries on death claims incurred, respectively.
The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold at fair value and are included in fixed maturities available-for-sale securities in the Balance Sheets. There were no investments purchased or sold during the three and six month periods ended June 30, 2009. During the three and six month periods ended June 30, 2008, the Company purchased $5,332 and $5,332, respectively, of fixed maturity available-for-sale securities from related parties.
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
The following tables summarize each business segment’s contribution to net revenues and net income (loss):

	Three Months Ended
	June 30,
	2009	2008
Net revenues (a)
Annuities	$1,035	$4,133
Life Insurance	1,281	1,809

Net revenues (a)	$2,316	$5,942

Net income
Annuities	$1,175	$1,511
Life Insurance	567	432

Net income	$1,742	$1,943

	Six Months Ended
	June 30,
	2009	2008
Net revenues (a)
Annuities	$4,048	$8,560
Life Insurance	2,684	4,639

Net revenues (a)	$6,732	$13,199

Net income (loss)
Annuities	$(9,196)	$2,770
Life Insurance	(222)	1,298

Net income (loss)	$(9,418)	$4,068

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

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
Business Overview
ML Life Insurance Company of New York (“MLLICNY”, “Registrant” or the “Company”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. The Company was incorporated in 1973 under the laws of the State of New York.
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
Equity Market Performance
The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price

Index (“S&P”). The Dow, NASDAQ and S&P ended June 30, 2009 with increases of 11%, 20% and 15%, respectively from March 31, 2009 and increases (decreases) of (4%), 16% and 2%, respectively from December 31, 2008.
Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 74% of Separate Accounts assets were invested in equity-based mutual funds at June 30, 2009. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.
During the six month period ended June 30, 2009, average variable account balances decreased $287.0 million (or 33%) to $571.4 million as compared to the same period in 2008. The decrease in average variable account balances contributed $1.1 million and $2.3 million to the decrease in asset-based policy charge revenue during the three and six months ended June 30, 2009, respectively, as compared to the same period in 2008.
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
The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Average medium term interest rate yield (a)	1.40%	2.78%	1.40%	2.78%
Increase (decrease) in medium term interest rates (in basis points)	39	90	51	(60)
Credit spreads (in basis points) (b)	348	310	348	310
Expanding (contracting) of credit spreads (in basis points)	(306)	(61)	(387)	80

Increase (decrease) on market valuations (in millions)
Available-for-sale investment securities	$8.7	$(1.0)	$7.4	$(1.0)
Interest-sensitive policyholder liabilities	0.2	0.2	0.4	0.2

Net increase (decrease) on market valuations	$8.9	$(0.8)	$7.8	$(0.8)

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.

(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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
At June 30, 2009 and December 31, 2008, approximately, $9.4 million (or 8%) and $7.7 million (or 7%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale.
Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income (loss), net of taxes on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when credit-related declines in estimated fair value are deemed other-than-temporary.
Derivative Instruments
Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Income Statements. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. As of June 30, 2009, the Company had 20 outstanding short futures contracts with a notional amount of $4.6 million. As of December 31, 2008, the Company had 10 outstanding short futures contracts with a notional amount of $2.3 million.
Other-Than-Temporary Impairment (“OTTI”) Losses on Investments
The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services). For equity securities, the Company also considers the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTTI include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.
To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. During the second quarter, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance for the recognition and presentation of OTTI. The recognition provisions apply only to debt securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements apply to both debt and equity securities.

For equity securities, once management determines a decline in the value of an available-for-sale security is other-than-temporary, the cost basis of the equity security is reduced to its fair value, with a corresponding charge to earnings.
For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non credit portion). The credit loss is recognized in earnings and the non credit loss is recognized in other comprehensive income (“OCI”), net of applicable taxes, value of business acquired, deferred acquisition costs and deferred sales inducements. Management records subsequent changes in the estimated fair value (positive and negative) of available-for-sale debt securities for which non credit OTTI was previously recognized in OCI in OCI-OTTI.
For the three month period ended June 30, 2009, the Company did not record an OTTI in income. For the six month period ended June 30, 2009, the Company recorded an OTTI in income, net of value of business acquired amortization, of $0.6 million. For the three and six month periods ended June 30, 2008, the Company had incurred less than $0.1 million of OTTI.
Deferred Policy Acquisition Costs (“DAC”)
The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At June 30, 2009 and December 31, 2008, variable annuities accounted for the Company’s entire DAC asset of $0.4 million and $0.4 million, respectively.
DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions.
The most significant assumptions involved in the estimation of future gross profits are future net Separate Accounts performance, surrender rates, mortality rates and reinsurance costs. For variable annuities, the Company generally establishes a long-term rate of net Separate Accounts growth. If returns over a determined historical period differ from the long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. The result is that the long-term rate is assumed to be realized over a specified period. However, the long-term rate may be adjusted if expectations change. This method for projecting market returns is known as reversion to the mean, a standard industry practice. At June 30, 2009, the reversion to the mean assumption was 11% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate, while at December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. Surrender and mortality rates for all variable contracts are based on historical experience and a projection of future experience.
Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three and six month periods ended June 30, 2009, there was relatively no impact to pre-tax income related to DAC unlocking. See Note 5 to the Financial Statements for a further discussion.

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
The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At June 30, 2009 and December 31, 2008, variable annuities accounted for the Company’s entire DSI asset of $0.1 million and $0.2 million, respectively. See Note 5 to the Financial Statements for a further discussion.
Value of Business Acquired (“VOBA”)
VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts inforce at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. In addition, MLLICNY utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. This practice assumes that the expectations for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. At June 30, 2009, the reversion to the mean assumption was 11% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate, while at December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. At June 30, 2009 and December 31, 2008, the Company’s VOBA asset was $32.6 million and $41.5 million, respectively. For the three and six month periods ended June 30, 2009, the favorable (unfavorable) impact to pre-tax income related to VOBA unlocking was $0.4 million and ($1.3) million, respectively. In addition, during the first quarter 2009, there was an impairment charge of $7.2 million. For the three month period ended June 30, 2008, the favorable impact to pre-tax income related to VOBA unlocking was $0.4 million. For the six month period ended June 30, 2008, there was relatively no impact to pre-tax income related to unlocking. See Note 4 to the Financial Statements for a further discussion.
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
Policyholder Account Balances
The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at June 30, 2009 and December 31, 2008 were $127.2 million and $135.1 million, respectively.
Future Policy Benefits
Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At June 30, 2009 and December 31, 2008, future policy benefits were $18.7 million and $19.9 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At June 30, 2009 and December 31, 2008, GMDB and GMIB liabilities included within future policy benefits were as follows:

	June 30,	December 31,
(dollars in millions)	2009	2008
GMDB liability	$0.4	$0.5
GMIB liability	2.1	1.1
The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the six month periods ended June 30, 2009 and 2008, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was ($1.0) million and $0.1 million, respectively. For the three month periods ended June 30, 2009 and 2008, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was $0.3 million and $0.1 million, respectively.
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
At June 30, 2009 and December 31, 2008, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

	June 30,	December 31,
(dollars in millions)	2009	2008
GMWB liability	$2.0	$4.3
GMIB reinsurance asset	(6.6)	(7.4)
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
The valuation allowance for deferred tax assets as of June 30, 2009 and March 31, 2009 was $4.8 million and $7.0 million, respectively. There was no valuation allowance at December 31, 2008. The valuation allowance is related to a net operating loss carryforward that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of further taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.
The Company files a return in the U.S. federal tax jurisdiction and various state tax jurisdictions.

Recent Accounting Pronouncements
The following outlines the adoption of recent accounting pronouncements. See Note 1 to the Financial Statements for a further discussion.
•	SFAS No. 165, Subsequent Events — adopted June 30, 2009

•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly — adopted April 1, 2009

•	FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2”) — adopted April 1, 2009

•	FSP No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1”) — adopted April 1, 2009

•	FSP No. EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20 — adopted December 31, 2008

•	FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active — adopted at issuance

•	FSP No. FAS 133-1 and FASB Interpretation (“FIN”) 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161— adopted December 31, 2008

•	FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets — adopted January 1, 2009

•	SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 — adopted January 1, 2009

•	SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement — adopted January 1, 2009

•	SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) — adopted January 1, 2009

•	SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — adopted January 1, 2008

•	SFAS No. 157, Fair Value Measurements — adopted January 1, 2008
In addition, the following are recent accounting pronouncements that will be adopted in the future. See Note 1 to the Financial Statements for a further discussion.
•	SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 — will be adopted on September 30, 2009
New Business
MLLICNY’s marketing emphasis had been on the sale of variable annuity products. These products were designed to address the retirement planning needs of Merrill Lynch & Co., Inc.’s (“ML&Co.”) clients. Each variable annuity product was designed to provide tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios.
Total direct deposits decreased $5.8 million and $7.8 million during the three and six month period ended June 30, 2009 as compared to the same periods in 2008, respectively. Total direct deposits (including internal exchanges) were as follows:

	Second Quarter	Year To Date	Quarter	Year to Date
	2009	2009	2009 vs. 2008	2009 vs. 2008
	(dollars in millions)		% Change
Variable annuity deposits	$0.2	$0.7	(97)%	(92)%
The decrease in variable annuity deposits in the first half of 2009 was primarily due to the continuing volatile equity markets as well as the Company’s decision to discontinue selling variable annuity products. All other deposits include deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured. There were no internal exchanges in the three month or six month periods ended June 30, 2009. Internal exchanges during the three and six month periods ended June 30, 2008 were $0.5 million and $0.8 million, respectively.

Financial Condition
At June 30, 2009, the Company’s assets were $851.5 million or $18.4 million lower than the $869.8 million in assets at December 31, 2008. Assets excluding Separate Accounts assets decreased $11.0 million. Separate Accounts assets, which represent 69% of total assets, decreased $7.4 million (or 1%) to $591.0 million. Changes in Separate Accounts assets for the quarter were as follows:

Six
Months Ended
(dollars in millions)	June 30, 2009
Investment performance	$24.9
Deposits	0.8
Policy fees and charges	(5.9)
Surrenders, benefits and withdrawals	(27.2)

Net change	$(7.4)

During the first half of 2009, fixed contract owner deposits were $0.1 million and fixed contract owner withdrawals were $17.7 million.
Investments
The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents.
Fixed Maturities and Equity Securities
In April 2009, the FASB issued FSP No. FAS 115-2, which replaces the requirement in FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments for management to assert that it has the intent and ability to hold an impaired debt security until recovery with the requirement that management assert if it either has the intent to sell the debt security or if it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis.
As permitted by the transition guidance, the Company adopted FSP No. FAS 115-2 on April 1, 2009 effective April 1, 2009 by recording an increase of $0.1 million to the opening balance of retained earnings with a corresponding decrease to accumulated OCI on the Statement of Stockholder’s Equity to reclassify the non credit portion of previously other-than-temporarily impaired available-for-sale securities held as of April 1, 2009. The following summarizes the components for this cumulative effect adjustment:

		Net
	Unrealized	Unrealized	Total
	OTTI	Loss on	Cumulative
	on Available-	Available-	Effect
	For-Sale	For-Sale	Adjustment
(dollars in millions)	Securities	Securities	in OCI
Increase in amortized cost of available-for-sale securities	$0.1	$0.1	$0.2
Change in DAC, DSI and VOBA	—	(0.1)	(0.1)

Net cumulative effect adjustment	$0.1	$—	$0.1

The cumulative effect adjustment was calculated for all available-or-sale securities held as of April 1, 2009, for which an OTTI was previously recognized, but as of April 1, 2009, the Company did not intend to sell the security and it was not more likely than not that the Company would be required to sell the security before recovery of its amortized cost, by comparing the present value of cash flows expected to be received as of April 1, 2009, to the amortized cost basis of the available-for-sale securities. The discount rate used to calculate the present value of the cash flows expected to be collected was the rate for each respective available-for-sale security in effect before recognizing any OTTI. In addition, because the carrying amounts of DAC, DSI and VOBA are adjusted for the effects of realized and unrealized gains and losses on available-for-sale securities, the Company recognized a true-up to the DAC, DSI and VOBA balances for this cumulative effect adjustment.

The amortized cost and estimated fair value of investments in fixed maturity and equity securities at June 30, 2009 and December 31, 2008 were:

	June 30, 2009
						% of
	Amortized	Gross Unrealized			Estimated	Estimated
(dollars in millions)	Cost	Gains	Losses	OTTI (1)	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$12.7	$—	$(1.3)	$—	$11.4	10%
Industrial	41.1	1.3	(0.5)	—	41.9	37
Utility	3.3	0.1	—	—	3.4	3
Asset-backed securities				—
Housing related	2.6	—	(0.3)	—	2.3	2
Credit cards	2.8	0.1	—	—	2.9	3
Autos	2.0	—	(0.2)	—	1.8	2
Commercial mortgage-backed securities - non agency backed	25.8	—	(3.4)	—	22.4	20
Residential mortgage-backed securities
Agency backed	8.7	0.3	—	—	9.0	8
Non agency backed	1.3	—	(0.4)	—	0.9	1
Government and government agencies
United States	13.0	—	(0.1)	—	12.9	11
Foreign	4.0	—	(0.3)	—	3.7	3

Total fixed maturity securities	117.3	1.8	(6.5)	—	112.6	100

Equity securities
Banking securities	0.1	—	(0.1)	—	—	—
Other financial services securities	0.2	—	(0.1)	—	0.1	—

Total equity securities	0.3	—	(0.2)	—	0.1	—

Total	$117.6	$1.8	$(6.7)	$—	$112.7	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI. As of June 30, 2009, the unrealized balance in OCI-OTTI is in an unrealized gain position.

	December 31, 2008
						% of
	Amortized	Gross Unrealized			Estimated	Estimated
(dollars in millions)	Cost	Gains	Losses	OTTI	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$17.4	$—	$(2.1)	$—	$15.3	13%
Industrial	56.5	0.6	(4.4)	—	52.7	46
Utility	4.4	—	(0.1)	—	4.3	4
Asset-backed securities
Housing related	2.8	—	(0.1)	—	2.7	2
Credit cards	2.7	—	(0.5)	—	2.2	2
Autos	2.0	—	(0.2)	—	1.8	2
Commercial mortgage-backed securities - non agency backed	24.8	—	(5.0)	—	19.8	17
Residential mortgage-backed securities
Agency backed	9.7	0.2	(0.1)	—	9.8	8
Non agency backed	1.4	—	(0.5)	—	0.9	1
Government and government agencies
United States	2.2	0.1	—	—	2.3	2
Foreign	4.0	0.2	(0.2)	—	4.0	3

Total fixed maturity securities	127.9	1.1	(13.2)	—	115.8	100

Equity securities
Banking securities	0.1	—	(0.1)	—	—	—
Other financial services securities	0.2	—	—	—	0.2	—

Total equity securities	0.3	—	(0.1)	—	0.2	—

Total	$128.2	$1.1	$(13.3)	$—	$116.0	100%

MLLICNY regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, 7) intent and ability to hold to recovery. Additionally, for asset-backed securities, cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired as of June 30, 2009. Seven issuers represent more than 5% of the total unrealized loss position, which is comprised of five commercial mortgage-backed securities (“CMBS”) holdings, one hybrid security and one residential mortgage-backed securities (“RMBS”) holding. The Company’s CMBS unrealized loss is $2.3 million and relates to LBUBS Commercial Mortgage Tranche 2006-C7, Morgan Stanley Capital I 2005-HQ6, Morgan Stanley Capital I 2006-HQ9, Morgan Stanley Capital I 2006-IQ11 and Banc of America Commercial Mortgage 2006-2. These are CMBS that contain fixed income positions where our holdings are all rated investment grade. The Company’s RMBS unrealized loss is $0.4 million and relates to GSR Mortgage Loan Tranche 2005-AR5. This is a securitized portfolio of RMBS that contains fixed income positions where our holding is rated investment grade. The Company’s investment grade hybrid bond has an unrealized loss of $0.4 million and was issued by Wells Fargo & Company.
At June 30, 2009 and December 31, 2008, approximately $9.0 million (or 28%) and $9.7 million (or 32%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.
The following tables summarize the Company’s CMBS exposure by rating and vintage at June 30, 2009 and December 31, 2008:

	June 30, 2009
			Gross
		Estimated	Unrealized
	Amortized	Fair	Losses and
(dollars in millions)	Cost	Value	OTTI
AAA — Senior	$23.1	$21.1	$(2.0)
AAA — Mezzanine	1.0	0.5	(0.5)
AAA — Junior	1.7	0.8	(0.9)

Total	$25.8	$22.4	$(3.4)

	December 31, 2008
			Gross
		Estimated	Unrealized
	Amortized	Fair	Losses and
(dollars in millions)	Cost	Value	OTTI
AAA — Senior	$22.2	$18.6	$(3.6)
AAA — Mezzanine	0.9	0.5	(0.4)
AAA — Junior	1.7	0.7	(1.0)

Total	$24.8	$19.8	$(5.0)

	June 30, 2009
	Estimated Fair Value by Vintage
(dollars in millions)	2005&Prior	2006	2007	2008	2009	Total
AAA — Senior (a)	$4.0	$17.1	$—	$—	$—	$21.1
AAA — Mezzanine	—	0.5	—	—	—	0.5
AAA — Junior	0.5	0.3	—	—	—	0.8

Total	$4.5	$17.9	$—	$—	$—	$22.4

	December 31, 2008
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	2008	Total
AAA — Senior (a)	$0.4	$3.2	$15.0	$—	$—	$18.6
AAA — Mezzanine	—	—	0.5	—	—	0.5
AAA — Junior	—	0.4	0.3	—	—	0.7

Total	$0.4	$3.6	$15.8	$—	$—	$19.8

(a)	All 2004 & Prior AAA’s are classified as ‘AAA — Senior’. This was prior to the market convention of Credit Enhanced tiering within AAA’s which started in 2005.
The amortized cost and estimated fair value of fixed maturity securities at June 30, 2009 and December 31, 2008 by rating agency equivalent were:

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(dollars in millions)	Cost	Value	Cost	Value
AAA	$53.4	$49.3	$46.2	$40.7
AA	7.4	7.6	9.7	9.4
A	32.7	32.9	35.0	33.8
BBB	18.4	18.1	29.8	26.5
Below investment grade	5.3	4.7	7.2	5.4

Total fixed maturity securities	$117.2	$112.6	$127.9	$115.8

Investment grade	95%	96%	94%	95%
Below investment grade	5%	4%	6%	5%
The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At June 30, 2009 and December 31, 2008, approximately $2.6 million (or 2%) and $2.6 million (or 2%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.
Unrealized losses incurred during the three month period ended June 30, 2009 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. The Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.
Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade securities were as follows:

	June 30, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI (1)
Investment Grade Securities
Less than or equal to 90 days
Corporate bonds
Financial services	$0.3	$0.3	$—
Industrial	0.6	0.6	—
Commercial mortgage-backed securities — non agency backed	2.8	2.8	—
Residential mortgage-backed securities — agency backed	0.1	0.1	—
Government and government agencies — United States	11.7	11.8	(0.1)

Total fixed maturities and equity securities	$15.5	$15.6	$(0.1)

	June 30, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost	OTTI (1)
Investment Grade Securities (continued)
Greater than 90 days but less than or equal to 180 days
Corporate bonds
Financial services	$0.7	$0.8	$(0.1)
Industrial	0.3	0.3	—
Asset-backed securities — housing related	0.6	0.7	(0.1)
Government and government agencies — foreign	2.1	2.3	(0.2)

Total fixed maturities and equity securities	3.7	4.1	(0.4)

Greater than 180 days but less than or equal to 270 days
Asset-backed securities — credit cards	0.3	0.3	—
Commercial mortgage-backed securities — non agency backed	7.1	8.3	(1.2)
Residential mortgage-backed securities — agency backed	1.3	1.3	—

Total fixed maturities and equity securities	8.7	9.9	(1.2)

Greater than 270 days but less than or equal to one year
Corporate bonds
Financial services	0.4	0.4	—
Industrial	2.0	2.0	—
Asset-backed securities
Housing related	1.7	1.9	(0.2)
Autos	1.8	2.0	(0.2)
Commercial mortgage-backed securities — non agency backed	11.4	12.7	(1.3)

Total fixed maturities and equity securities	17.3	19.0	(1.7)

Greater than one year
Corporate bonds
Financial services	5.0	6.0	(1.0)
Industrial	1.1	1.2	(0.1)
Utility	0.6	0.6	—
Commercial mortgage-backed securities — non agency backed	1.0	1.9	(0.9)
Residential mortgage-backed securities — non agency backed	0.9	1.2	(0.3)

Total fixed maturities and equity securities	$8.6	$10.9	$(2.3)

	June 30, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI (1)
Investment Grade Securities (continued)
Total of all investment grade securities
Corporate bonds
Financial services	$6.4	$7.5	$(1.1)
Industrial	4.0	4.1	(0.1)
Utility	0.6	0.6	—
Asset-backed securities
Housing related	2.3	2.6	(0.3)
Credit cards	0.3	0.3	—
Autos	1.8	2.0	(0.2)
Commercial mortgage-backed securities — non agency backed	22.3	25.7	(3.4)
Residential mortgage-backed securities
Agency backed	1.4	1.4	—
Non agency backed	0.9	1.3	(0.4)
Government and government agencies
United States	11.7	11.8	(0.1)
Foreign	2.1	2.3	(0.2)

Total fixed maturities and equity securities	$53.8	$59.6	$(5.8)

Total number of securities in a continuous unrealized loss position			57

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI. As of June 30, 2009, the unrealized balance in OCI-OTTI is in an unrealized gain position and is therefore excluded from the above table.

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI
Investment Grade Securities
Less than or equal to 90 days
Corporate bonds
Financial services	$4.8	$5.2	$(0.4)
Industrial	9.2	10.3	(1.1)
Utility	1.2	1.2	—
Asset-backed securities — credit cards	0.2	0.3	(0.1)
Commercial mortgage-backed securities — non agency backed	6.8	8.3	(1.5)
Residential mortgage-back securities — agency backed	1.4	1.5	(0.1)
Equity securities — banking securities	—	0.1	(0.1)

Total fixed maturities and equity securities	$23.6	$26.9	$(3.3)

	December 31, 2008
	Estimated		Gross
	Fair	Amortized	Unrealized
	Value	Cost	Losses
Investment Grade Securities (continued)
Greater than 90 days but less than or equal to 180 days
Corporate
Financial services	$1.1	$1.2	$(0.1)
Industrial	11.3	12.4	(1.1)
Asset-backed securities
Housing related	2.1	2.2	(0.1)
Credit cards	2.0	2.4	(0.4)
Autos	1.8	2.0	(0.2)
Commercial mortgage-backed securities — non agency backed	12.1	14.6	(2.5)
Residential mortgage-back securities — agency backed	0.1	0.1	—
Government and government agencies — foreign	0.3	0.3	—

Total	30.8	35.2	(4.4)

Greater than 180 days but less than or equal to 270 days
Corporate
Financial services	3.8	4.3	(0.5)
Industrial	5.0	5.3	(0.3)
Utility	1.5	1.5	—
Residential mortgage-back securities — non agency backed	0.9	1.4	(0.5)

Total	11.2	12.5	(1.3)

Greater than 270 days but less than or equal to one year
Corporate
Financial services	2.5	3.8	(1.3)
Industrial	2.0	2.2	(0.2)
Utility	0.1	0.1	—
Commercial mortgage-backed securities — non agency backed	0.9	1.9	(1.0)

Total	5.5	8.0	(2.5)

Total of all investment grade securities
Corporate bonds
Financial services	12.3	14.4	(2.1)
Industrial	27.4	30.2	(2.8)
Utility	2.8	2.9	(0.1)
Asset-backed securities
Housing related	2.1	2.2	(0.1)
Credit cards	2.2	2.7	(0.5)
Autos	1.8	2.0	(0.2)
Commercial mortgage-backed securities — non agency backed	19.8	24.8	(5.0)
Residential mortgage-backed securities
Agency backed	1.5	1.6	(0.1)
Non agency backed	0.9	1.4	(0.5)
Government and government agencies — foreign	0.3	0.3	—
Equity securities — banking securities	—	0.1	(0.1)

Total fixed maturities and equity securities	$71.1	$82.6	$(11.5)

Total number of securities in a continuous unrealized loss position			108

Details underlying securities in a continuous gross unrealized loss position for below investment grade securities were as follows:

	June 30, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI (1)
Below Investment Grade Securities
Less than or equal to 90 days
Corporate bonds
Industrial	$0.7	$0.8	$(0.1)
Equity securities
Banking securities	—	0.1	(0.1)
Other financial services securities	0.1	0.2	(0.1)

Total fixed maturities and equity securities	0.8	1.1	(0.3)

Greater than 180 days but less than or equal to 270 days
Corporate bonds
Industrial	0.9	0.9	—
Government and government agencies — foreign	0.4	0.5	(0.1)

Total fixed maturities and equity securities	1.3	1.4	(0.1)

Greater than 270 days but less than or equal to one year
Corporate bonds — industrial	1.7	2.0	(0.3)

Total fixed maturities and equity securities	1.7	2.0	(0.3)

Greater than one year
Corporate bonds
Financial services	0.2	0.4	(0.2)
Industrial	0.1	0.1	—

Total fixed maturities and equity securities	0.3	0.5	(0.2)

Total of all below investment grade securities
Corporate bonds
Financial services	0.2	0.4	(0.2)
Industrial	3.4	3.8	(0.4)
Government and government agencies — foreign	0.4	0.5	(0.1)
Equity securities
Banking securities	—	0.1	(0.1)
Other financial services securities	0.1	0.2	(0.1)

Total fixed maturities and equity securities	$4.1	$5.0	$(0.9)

Total number of securities in a continuous unrealized loss position			13

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI. As of June 30, 2009, the unrealized balance in OCI-OTTI is in an unrealized gain position and is therefore excluded from the above table.

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI
Below Investment Grade Securities
Less than or equal to 90 days
Corporate — industrial	$2.0	$2.3	$(0.3)
Government and government agencies — foreign	0.7	0.9	(0.2)

Total	2.7	3.2	(0.5)

Greater than 90 days but less than or equal to 180 days
Corporate — industrial	2.0	2.8	(0.8)

Total	2.0	2.8	(0.8)

Greater than 180 days but less than or equal to 270 days
Corporate — industrial	—	0.2	(0.2)

Total	—	0.2	(0.2)

Greater than 270 days but less than or equal to one year
Corporate — industrial	0.1	0.3	(0.2)
Equity securities — other financial services securities	0.1	0.2	(0.1)

Total	0.2	0.5	(0.3)

Total of all below investment grade securities
Corporate — industrial	4.1	5.6	(1.5)
Government and government agencies — foreign	0.7	0.9	(0.2)
Equity securities — other financial services securities	0.1	0.2	(0.1)

Total	$4.9	$6.7	$(1.8)

Total number of securities in a continuous unrealized loss position			18
Gross unrealized losses and OTTI on available-for-sale below investment grade securities represented 13% and 14% of total gross unrealized losses on all available-for-sale securities at June 30, 2009 and December 31, 2008, respectively. Generally below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to June 30, 2009.

Details underlying available-for-sale securities below investment grade and in an unrealized loss and OTTI position were as follows:

		June 30, 2009
				Gross
	Ratio of Amortized	Estimated		Unrealized
	Cost to Estimated	Fair	Amortized	Losses and
(dollars in millions)	Fair Value	Value	Cost	OTTI
Less than or equal to 90 days
	70% to 100%	$0.7	$0.8	$(0.1)
	40% to 70%	—	0.1	(0.1)
	Below 40%	0.1	0.2	(0.1)

Less than or equal to 90 days total		0.8	1.1	(0.3)

Greater than 180 days but less than or equal to 270 days
	70% to 100%	1.3	1.4	(0.1)

Greater than 180 days but less than or equal to 270 days total		1.3	1.4	(0.1)

Greater than 270 days but less than or equal to one year
	70% to 100%	1.7	2.0	(0.3)

Greater than 270 days but less than or equal to one year total		1.7	2.0	(0.3)

Greater than one year
	70% to 100%	0.1	0.1	—
	40% to 70%	0.2	0.4	(0.2)

Greater than one year total		0.3	0.5	(0.2)

Total		$4.1	$5.0	$(0.9)

		December 31, 2008
				Gross
	Ratio of Amortized	Estimated		Unrealized
	Cost to Estimated	Fair	Amortized	Losses and
(dollars in millions)	Fair Value	Value	Cost	OTTI
Less than or equal to 90 days
	70% to 100%	$2.4	$2.7	$(0.3)
	40% to 70%	0.3	0.5	(0.2)

Less than or equal to 90 days total		2.7	3.2	(0.5)

Greater than 90 days but less than or equal to 180 days
	70% to 100%	1.2	1.4	(0.2)
	40% to 70%	0.8	1.4	(0.6)

Greater than 90 days but less than or equal to 180 days total		2.0	2.8	(0.8)

Greater than 180 days but less than or equal to 270 days
	Below 40%	—	0.2	(0.2)

Greater than 180 days but less than or equal to 270 days total		—	0.2	(0.2)

Greater than 270 days but less than or equal to one year
	70% to 100%	0.2	0.2	—
	Below 40%	—	0.3	(0.3)

Greater than 270 days but less than or equal to one year total		0.2	0.5	(0.3)

Total		$4.9	$6.7	$(1.8)

The majority of assets depressed over 20% as well as over 40% for greater than one year are primarily related to asset-backed securities (“ABS”) housing related and RMBS. As there has been no impact to expected future cash flows, the Company does not consider the underlying investments to be impaired as of June 30, 2009.
Subprime Mortgage Investments
Subprime mortgages are loans to homebuyers who have weak or impaired credit histories. In recent years, the market for these loans has expanded rapidly. During that time, however, lending practices and credit assessment standards grew steadily weaker. As a result, the market is now experiencing a sharp increase in the number of loan defaults. Investors in subprime mortgage assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes ABS issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below 660 at issuance. The Company also categorizes ABS issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660 at issuance. The estimated fair value of the subprime mortgage investments at June 30, 2009 ($2.3 million) was entirely in first lien — fixed rate, AAA quality and vintages prior to 2004. The estimated fair value of the subprime mortgage investments at December 31, 2008 ($2.8 million) was entirely in first lien - fixed rate, AAA quality and in vintages prior to 2004.
OTTI
MLLICNY’s impairment losses were $0.6 million for the six month period ended June 30, 2009. For the three month period ended June 30, 2009, the Company did not incur an OTTI. For the three and six month period ended June 30, 2008, the Company had incurred less than $0.1 million of OTTI. The Company impaired its holding in Harrah’s Entertainment Inc. (“Harrah’s”) to fair value in the first six months of 2009 for $0.3 million. Harrah’s is one of America’s largest casino companies. The issuer continues to make payments in accordance with the original bond agreements. However, MLLICNY previously evaluated the near-term prospects of the issuer in relation to the severity and duration of the unrealized losses and determined the position to be impaired. Due to a decline in fair value, the position was further impaired to fair value at March 31, 2009. Three unique issuers accounted for the remaining gross impairment of $0.3 million. The Company adopted FSP No. FAS 115-2 effective April 1, 2009. The gross cumulative effect of this adoption was a $0.2 million adjustment to retained earnings and amortized cost for the non credit related portion of previously recorded impairments on securities still in inventory upon adoption of the FSP. Of this, $0.1 million related to non credit impairments recorded in income during the first quarter of 2009.
Liquidity and Capital Resources
Liquidity
MLLICNY’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. MLLICNY has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. MLLICNY anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of June 30, 2009 and December 31, 2008, MLLICNY’s assets included $149.3 million and $140.4 million, respectively, of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.
Capital Resources
During the first half of 2009 and 2008, the Company did not pay any cash dividends to AUSA or receive any capital contributions from AUSA.
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

The following table summarizes MLLICNY’s ratings as of August 13, 2009:

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
Commitments and Contingencies
The following table summarizes the Company’s policyholders’ obligations as of June 30, 2009:

	Less	One To	Four To	More
	Than One	Three	Five	Than Five
(dollars in millions) (a)	Year	Years	Years	Years	Total
General accounts	$15.3	$28.3	$24.6	$77.7	$145.9
Separate Accounts	66.5	134.1	112.7	468.5	781.8

	$81.8	$162.4	$137.4	$546.2	$927.7

(a)	The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on management’s best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business inforce. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with the Company’s historical experience, modified for recently observed trends. Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and are before deduction of tax and before reinsurance. The liability amounts in the Company’s Financial Statements reflect the discounting for interest as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.
Results of Operations
For the three month periods ended June 30, 2009 and 2008, MLLICNY recorded net income of $1.7 million and $1.9 million, respectively. The decline in earnings during the three month period ended June 30, 2009 as compared to the same period in 2008 was primarily a result of 2009 net realized investment losses and a decline in policy charge revenue, partially offset by a decrease in the 2009 tax valuation allowance.
For the six month periods ended June 30, 2009 and 2008, MLLICNY recorded net income (loss) of ($9.4) million and $4.1 million, respectively. The decline in earnings during the six month period ended June 30, 2009 as compared to the same period in 2008 was primarily a result of a decline in policy charge revenue, net realized investment losses, an increase in policy charge benefits, the 2009 VOBA impairment, and the 2009 tax valuation allowance on deferred tax assets.
Policy charge revenue decreased $1.4 million (or 28%) and decreased $3.2 million (or 31%), respectively, during the three and six month periods ended June 30, 2009, as compared to the same periods in 2008. The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months	Six Months
(dollars in millions)	2009 vs. 2008	2009 vs. 2008
Asset-based policy charge revenue	$(1.1)	$(2.2	)(a)
Guaranteed benefit based policy charge revenue	—	0.1
Non-asset based policy charge revenue	(0.3)	(1.1)

	$(1.4)	$(3.2)

(a)	Asset-based policy charge revenue was negatively impacted by the decrease in average variable account balances during 2009 as compared to 2008.

(b)	The decrease in non-asset based policy charge revenue was primarily due to the run-off of the life business as well as less paid up additions in the first half 2009 as a result of poor equity market performance in 2008.
Net realized investment gains (losses) decreased $1.8 million and $2.0 million, respectively, during the current three and six month periods ended June 30, 2009, as compared to the same period in 2008. The following table provides the changes in net realized investment gains by type:

	Three Months	Six Months
(dollars in millions)	2009 vs. 2008	2009 vs. 2008
Credit related gains (losses)	$—	$(0.6	)(a)
Interest related gains (losses)	(0.2)	(0.3)
Equity related gains (losses)	(1.6)	(1.1	)(b)

	$(1.8)	$(2.0)

Write-downs for OTTI included in net realized investment gains (losses)	$—	$(0.6)

(a)	The increase in credit related losses was primarily due to additional impairments on securities that were impaired during the fourth quarter 2008 as a result of deterioration in the estimated fair value of the securities as well as two credit impairments in the first quarter 2009.

(b)	The change in equity related gains (losses) principally relates to net losses on futures contracts in the first half of 2009 compared to net gains on futures contracts in the first half of 2008.

Policy benefits increased $1.0 million during the current six month period ended June 30, 2009 as compared to the same period in 2008. The following table provides the changes in policy benefits by type:

	Three Months	Six Months
(dollars in millions)	2009 vs. 2008	2009 vs. 2008
Annuity benefit unlocking	$(0.2)	$1.1	(a)
Annuity benefit expense	—	(0.2)
Life insurance mortality expense	0.2	0.1

	$—	$1.0

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of variable benefit unlocking.
Reinsurance premiums ceded decreased $0.2 million and $0.4 million during the current three and six month periods ended June 30, 2009 as compared to the same periods in 2008. Effective second quarter of 2008, the Company began to recapture the majority of its reinsurance resulting in the decreased reinsurance premiums.
Amortization and impairment of VOBA was $1.6 million and $9.2 million for the three and six month periods ended June 30, 2009, respectively. Amortization of VOBA was $1.6 million and $3.6 million during the three and six month periods ended June 30, 2008, respectively. During the first quarter 2009, there was an impairment charge of $7.2 million. In addition, for the three and six month periods ended June 30, 2009, there was favorable (unfavorable) unlocking of $0.4 million and $(1.3) million, respectively. For the three month period ended June 30, 2008, there was favorable unlocking of $0.4 million, while for the six month period ended June 30, 2008, there was relatively no impact for unlocking. There were no impairment charges for the three and six month periods ended June 30, 2008.
At December 31, 2008, an impairment charge was taken for the entire unamortized other intangibles balance which included the distribution agreement, the trade name and the non-compete agreement acquired at the acquisition date. Amortization expense for the three and six month periods ended June 30, 2008 was $0.1 million and $0.3 million, respectively.
Insurance expenses and taxes increased $0.2 million (or 16%) and $0.7 million (or 31%) in the current three and six month periods ended June 30, 2009 as compared to the same periods in 2008. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months	Six Months
(dollars in millions)	2009 vs. 2008	2009 vs. 2008
Commissions	$0.2	$0.3	(a)
General insurance expense	—	0.4	(b)

	$0.2	$0.7

(a)	The increase in commissions is primarily related to an increase in trail commissions in 2009.

(b)	The increase in general insurance expenses is primarily due to transition related costs in 2009 as compared to 2008.
Segment Information
The products that comprise the Annuity and Life Insurance segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company’s consolidated financial condition and results of operations presented herein.

ITEM 4T.	Controls and Procedures
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
In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

Item 1.	Legal Proceedings.
Nothing to report.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1.” Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainities not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

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

ML LIFE INSURANCE COMPANY OF NEW YORK
/s/ James D. Purvis
James D. Purvis
Vice President, Treasurer, and Chief Financial Officer

Date: August 13, 2009

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