Form 10-Q
period 2009-09-30
ML LIFE INSURANCE CO OF NEW YORK
filed 2009-11-12
CIK 862923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

PART 1. Financial Information
Item 1. Financial Statements
ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except share data)	2009	2008
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2009 - $115,008; 2008 - $127,986)	$117,657	$115,834
Equity available-for-sale securities, at estimated fair value (cost: 2009 - $89; 2008 - $257)	62	163
Policy loans	64,402	67,387

Total investments	182,121	183,384

Cash and cash equivalents	45,627	29,973
Accrued investment income	2,778	3,158
Deferred policy acquisition costs	421	373
Deferred sales inducements	153	165
Value of business acquired	32,361	41,525
Goodwill	500	500
Federal income taxes — current	—	1,443
Federal income taxes — deferred	—	5,183
Reinsurance receivables	1,311	680
Other assets	3,399	5,018
Separate Accounts assets	641,672	598,438

Total Assets	$910,343	$869,840

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$126,873	$135,062
Future policy benefits	18,120	19,872
Claims and claims settlement expenses	2,262	2,096

	147,255	157,030

Other policyholder funds	515	204
Federal income taxes — current	347	—
Federal income taxes — deferred	658	—
Affiliated payables — net	436	49
Payables for securities purchased, net	2,152	—
Other liabilities	1,321	827
Separate Accounts liabilities	641,672	598,438

Total Liabilities	794,356	756,548

Stockholder’s Equity
Common stock ( $10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	128,638	128,638
Accumulated other comprehensive income (loss), net of taxes	1,780	(8,333)
Retained deficit	(16,631)	(9,213)

Total Stockholder’s Equity	115,987	113,292

Total Liabilities and Stockholder’s Equity	$910,343	$869,840

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
	(unaudited)
Revenues
Policy charge revenue	$3,735	$4,444	$10,764	$14,689
Net investment income	2,385	2,891	7,525	8,153
Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	(296)	(135)	(879)	(138)
Portion of loss recognized in other comprehensive income	—	—	—	—

Net other-than-temporary impairment losses on securities recognized in income	(296)	(135)	(879)	(138)
Realized investment gains (losses), excluding other-than-temporary impairment losses on securities	(589)	138	(1,775)	492

Net realized investment gains (losses)	(885)	3	(2,654)	354

Total Revenues	5,235	7,338	15,635	23,196

Benefits and Expenses
Interest credited to policyholder liabilities	1,793	2,386	5,461	5,045
Policy benefits (net of reinsurance recoveries: 2009 - $-, $62; 2008 - $25, $378)	988	(1,161)	2,350	(827)
Reinsurance premium ceded	120	277	506	1,048
Amortization (accretion) of deferred policy acquisition costs	(15)	(7)	55	(11)
Amortization of value of business acquired	60	609	9,302	4,189
Amortization of other intangibles	—	11	—	276
Insurance expenses and taxes	1,509	1,559	4,643	3,960

Total Benefits and Expenses	4,455	3,674	22,317	13,680

Income (Loss) Before Taxes	780	3,664	(6,682)	9,516

Federal Income Tax Expense (Benefit)
Current	440	(863)	440	—
Deferred	(1,596)	2,129	360	3,050

Federal Income Tax Expense (Benefit)	(1,156)	1,266	800	3,050

Net Income (Loss)	$1,936	$2,398	$(7,482)	$6,466

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
	(unaudited)

Net Income (Loss)	$1,936	$2,398	$(7,482)	$6,466

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available- for-sale securities
Cumulative effect of adoption of other-than- temporary impairment guidance (ASC 320)	—	—	(18)	—
Net unrealized holding gains (losses) arising during the period	7,103	(6,449)	13,028	(7,331)
Reclassification adjustment for losses included in net income	377	71	1,858	—

	7,480	(6,378)	14,868	(7,331)

Net unrealized other-than-temporary impairment gains (losses) on securities
Cumulative effect of adoption of other-than- temporary impairment guidance (ASC 320)	—	—	(46)	—
Unrealized other-than-temporary impairment gains (losses) arising during the period	—	—	79	—
Reclassification adjustment for OTTI (gains) losses included in net income	(33)		(33)

	(33)	—	—	—

Adjustments
Policyholder liabilities	(22)	270	378	492
Deferred policy acquisition costs	—	(9)	38	(8)
Value of business acquired	(183)	(521)	275	44
Deferred federal income taxes	(2,535)	2,453	(5,446)	2,380

	(2,740)	2,193	(4,755)	2,908

Total other comprehensive income (loss), net of taxes	4,707	(4,185)	10,113	(4,423)

Comprehensive Income (Loss)	$6,643	$(1,787)	$2,631	$2,043

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF STOCKHOLDER’S EQUITY

	Nine Months Ended
	September 30,
(dollars in thousands)	2009	2008
	(unaudited)

Common Stock	$2,200	$2,200

Additional Paid-in Capital	$128,638	$128,638

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(8,333)	$—
Total other comprehensive income (loss), net of taxes	10,177	(4,423)
Cumulative effect of adoption of other-than-temporary impairment guidance (ASC 320)	(64)	—

Balance at end of period	$1,780	$(4,423)

Retained Earnings (Deficit)
Balance at beginning of period	$(9,213)	$—
Net income (loss)	(7,482)	6,466
Cumulative effect of adoption of other-than-temporary impairment guidance (ASC 320)	64	—

Balance at end of period	$(16,631)	$6,466

Total Stockholder’s Equity	$115,987	$132,881

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(dollars in thousands)	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,482)	$6,466
Adjustment to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Changes in:
Deferred policy acquisition costs	(10)	(387)
Deferred sales inducements	12	(175)
Value of business acquired	9,302	4,137
Other intangibles	—	275
Benefit reserves	(926)	(2,502)
Federal income tax accruals	2,150	2,336
Claims and claims settlement expenses	166	(2,211)
Other policyholder funds	311	(969)
Other operating assets and liabilities, net	4,400	2,127
Accretion of investments	(143)	(63)
Interest credited to policyholder liabilities	5,461	5,045
Net realized investment (gains) losses	2,654	(354)

Net cash and cash equivalents provided by operating activities	15,895	13,725

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	27,293	29,652
Maturities of available-for-sale securities	9,483	23,960
Purchases of available-for-sale securities	(24,370)	(94,715)
Net settlements on futures contracts	(1,537)	602
Policy loans on insurance contracts, net	2,985	1,982

Net cash and cash equivalents provided by (used in) investing activities	13,854	(38,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	2,745	8,814
Policyholder withdrawals	(16,840)	(18,755)

Net cash and cash equivalents used in financing activities	(14,095)	(9,941)

Net increase (decrease) in cash and cash equivalents (1)	15,654	(34,735)
Cash and cash equivalents, beginning of year	29,973	60,406

Cash and cash equivalents, end of period	$45,627	$25,671

(1)	Included in net increase (decrease) in cash and cash equivalents is Federal income taxes paid (2009 — $0; 2008 — $1,350); Federal income taxes received (2009 — $1,350; 2008 — $729)
See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
NOTES TO FINANCIAL STATEMENTS (unaudited)
(Dollars in Thousands)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
ML Life Insurance Company of New York (“MLLICNY” or the “Company”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. Prior to September 30, 2009, the Company sold non-participating annuity products, including variable annuities, modified guaranteed annuities and immediate annuities. The Company is licensed to sell insurance and annuities in nine states; however, it limited its marketing activities to the State of New York.
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
Basis of Reporting
The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The Company also submits financial statements to insurance industry regulatory authorities, which are prepared on the basis of statutory accounting principles (“SAP”). The significant accounting policies and related judgments underlying the Company’s financial statements are summarized below.
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
Subsequent Events
The financial statements are adjusted to reflect events that occurred between the balance sheet date and the date when the financial statements are issued (November 12, 2009), provided they give evidence of conditions that existed at the balance sheet date.
Events that are indicative of conditions that arose after the balance sheet date are disclosed, but do not result in an adjustment of the financial statements themselves.
Recent Accounting Guidance
Current Adoption of Recent Accounting Guidance
On July 1, 2009, the FASB Accounting Standards CodificationTM (“Codification”) was launched as the single source of authoritative nongovernmental GAAP. Accounting guidance promulgated by the FASB is communicated through an Accounting Standards Update (“ASU”). An ASU provides the reason for the update and details the amendments to the Codification. Guidance in the Codification is organized by Topic, each representing a collection of related guidance (e.g., Financial Services—Insurance). Topics are further subdivided into Subtopics (e.g., Insurance Activities), and Sections (e.g., Recognition, Measurement, or Disclosure).
Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles
The Company adopted guidance that establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities as of the period ended September 30, 2009. All guidance contained in the Codification carries an equal level of authority. The adoption required updates to the Company’s financial statement disclosures, but did not have a material impact on the Company’s results of operations or financial position. This guidance was formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.
ASC 320, Investments —Debt and Equity Securities
The Company adopted guidance that makes OTTI guidance for debt securities more operational and improves the presentation and disclosure of OTTI on debt and equity securities in the financial statements as of the period ended June 30, 2009. The guidance requires an entity to evaluate whether an impairment is other-than-temporary if the value of a debt security is less than its amortized cost basis at the balance sheet date. An OTTI is considered to have occurred if an entity: a) intends to sell the debt security, b) more likely than not will be required to sell the security before recovery of its amortized cost basis, or c) does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists), even if it does not intend to sell the security. In determining whether a credit loss exists, an entity should use its best estimate of the present value of cash flows expected to be collected from the debt security. The guidance provides a list of factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover. If an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI should be recognized in earnings equal to the entire difference between the amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery, the OTTI should be separated into a) the amount representing the credit loss, which is recognized in earnings, and b) the amount related to all other factors, which is recognized in OCI, net of applicable taxes. A cumulative effect adjustment is required to the opening balance of retained earnings (net of related tax effects) in the period of adoption with a corresponding adjustment to accumulated OCI to reclassify the non credit component of previously recognized OTTI on debt securities held at that date, provided the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost. Only the credit portion of OTTI will be accreted into income. The adoption resulted in a net increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $64. See Note 3 to the Financial Statements for additional disclosures. This guidance was formerly known as FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.
ASC 820, Fair Value Measurements and Disclosures
•	The Company adopted guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly as of the period ended June 30, 2009. The guidance provides a list of factors that an entity should consider when determining whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to normal market activity for that asset or liability. The guidance also requires interim disclosures of the inputs and valuation techniques used to measure fair value and disclosure of any changes to those inputs and valuation techniques during the period. The adoption did not have a material impact on the Company’s financial statements. This guidance was formerly known as FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Upon adoption, this guidance superseded previous guidance formerly known as FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active.
•	The Company adopted guidance requiring disclosures about fair value of financial instruments in interim reporting periods as well as annual periods as of the period ended June 30, 2009. The guidance requires an entity to disclose the methods and significant assumptions used to estimate fair value of financial instruments and to describe changes, if any, to those methods and assumptions during the period. The adoption affected disclosures but did not impact the Company’s results of operations or financial position. This guidance was formerly known as FSP No. FAS 107-1 and Accounting Principles Board Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments.
•	On January 1, 2008, the Company adopted guidance providing a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. The guidance permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The adoption did not have a material impact on the Company’s financial statements. See Note 3 to the Financial Statements for additional disclosures. This guidance was formerly known as SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.
•	On January 1, 2008, the Company adopted guidance that defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The adoption did not have a material impact on the Company’s financial statements. See Note 3 to the Financial Statements for additional disclosures. This guidance was formerly known as SFAS No. 157, Fair Value Measurements.
ASC 855, Subsequent Events
The Company adopted guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued as of the period ended June 30, 2009. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. The adoption did not impact the Company’s results of operations or financial position. This guidance was formerly known as SFAS No. 165, Subsequent Events.
ASC 325-40, Investments—Other; Beneficial Interests in Securitized Financial Assets
The Company adopted guidance that amends impairment and related interest income measurement guidance to achieve more consistent determination of whether an OTTI has occurred for debt securities classified as available-for-sale or held-to-maturity as of the period ended December 31, 2008. The guidance permits the use of reasonable management judgment about the probability that the company will be able to collect all amounts due while previous guidance required the use of market participant assumptions which could not be overcome by management judgment. The guidance also retains and emphasizes the objective of an OTTI assessment and the related disclosure requirements included in guidance on debt and equity securities in ASC 320. The adoption had no material impact on the Company’s financial statements. This guidance was formerly known as FSP No. EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20.

ASC 815, Derivatives and Hedging
•	On January 1, 2009, the Company adopted guidance that amends and expands the disclosure requirements related to derivative instruments and hedging activities to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption did not impact the Company’s results of operations or financial position. This guidance was formerly known as SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.
•	The Company adopted guidance requiring disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments as of the period ended December 31, 2008. The amendments also require additional disclosure about the current status of the payment/performance risk of a guarantee. The adoption did not have a material impact on the Company’s financial statements. This guidance was formerly known as FSP No. FAS 133-1 and FASB Interpretation No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.
ASC 805, Business Combinations
On January 1, 2009, the Company adopted guidance that establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. The adoption did not have a material impact on the results of operation or financial position. This guidance was formerly known as SFAS No. 141 (revised 2007), Business Combinations.
ASC 350, Intangibles—Goodwill and Other
On January 1, 2009, the Company adopted guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance requires entities estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. The adoption did not impact the Company’s results of operations or financial position. This guidance was formerly known as FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets.
Future Adoption of Recent Accounting Guidance
ASC 820, Fair Value Measurements and Disclosures
In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value, which clarifies guidance that when a quoted price in an active market for an identical liability is not available, an entity should measure fair value using one of the following approaches that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs: a) a valuation technique that uses the quoted price of the identical liability when traded as a asset; b) a valuation technique that uses quoted prices for similar liabilities or similar liabilities when traded as assets; or c) another valuation technique that is consistent with fair value measurement guidance (e.g., income approach or a market approach). The ASU clarifies that an entity should not make a separate adjustment for restrictions on the transfer of a liability in estimating the liability’s fair value. The ASU also specifies that when measuring the fair value of a liability using the price of the liability when traded as an asset, the price should be adjusted for factors specific to the asset that are not applicable to the fair value measurement of the liability. The guidance is effective for the first reporting period (interim and annual) beginning after issuance. The Company will adopt the guidance as of the period ending December 31, 2009 and does not expect the adoption to have a material impact on the results of operation or financial position.
Note 2. Fair Value of Financial Instruments
Fair Value Measurements
ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

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
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at September 30, 2009:

	September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities (a)	$3,199	$111,099	$3,359	$117,657
Equity securities (a)	—	62	—	62
Cash equivalents (b)	—	44,887	—	44,887
Separate Accounts assets (c)	641,672	—	—	641,672

Total assets	$644,871	$156,048	$3,359	$804,278

Liabilities
Future policy benefits (embedded derivatives only) (d)	$—	$—	$(4,219)	$(4,219)

Total liabilities	$—	$—	$(4,219)	$(4,219)

(a)	Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasury and U.S. Government Agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Level 2 securities include fixed maturity securities and preferred stock for which the Company utilized pricing services and corroborated broker quotes. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes.

(b)	Cash equivalents are primarily valued at amortized cost, which approximates fair value. Operating cash is not included in the abovementioned table.

(c)	Separate Accounts assets are carried at the net asset value provided by the fund managers.

(d)	The Company issued contracts containing guaranteed minimum withdrawal benefits riders (“GMWB”) and obtained reinsurance on guaranteed minimum income benefit riders (“GMIB reinsurance”). GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host variable annuity contract. The fair value of the GMWB and GMIB reinsurance obligations are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions.
The Company’s Level 3 assets consist of securities whose fair value is estimated based on non-binding broker quotes. The following table provides a summary of the change in fair value of the Company’s Level 3 assets at September 30, 2009:

	Three Months	Nine Months
	Ended	Ended
Fixed maturity securities	September 30, 2009	September 30, 2009
Balance at beginning of period (c)	$5,158	$5,108

Total change in unrealized gains (losses) (a)	(16)	189
Purchases (sales) — net	18	(492)
Transfers out of Level 3 — net	(1,812)	(1,453)
Changes in valuation (b)	11	7

Balance at end of period (c)	$3,359	$3,359

(a)	Recorded as a component of other comprehensive income (loss).

(b)	Recorded as a component of net investment income in the Statements of Income.

(c)	Recorded as a component of fixed maturity available-for-sale securities in the Balance Sheets.
In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. During the three and nine months ended September 30, 2009, the transfers from Level 3 is principally related to the increase in market activity leading to an increase in vendor priced securities (Level 2).
The Company’s Level 3 liabilities (assets) consist of provisions for GMWB and GMIB reinsurance. The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at September 30, 2009:

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
		GMIB		GMIB
	GMWB	Reinsurance	GMWB	Reinsurance
Balance at beginning of period (b)	$1,987	$(6,593)	$4,270	$(7,449)

Changes in valuation (a)	31	356	(2,252)	1,212

Balance at end of period (b)	$2,018	$(6,237)	$2,018	$(6,237)

(a)	Recorded as a component of policy benefits in the Statements of Income.

(b)	Recorded as a component of future policy benefits in the Balance Sheets.
During the first nine months of 2009, the change in valuation is principally being driven by the favorable equity markets.

Note 3. Investments
Fixed Maturity and Equity Securities
The Company adopted revised guidance for the recognition and presentation of OTTI as of the period ended June 30, 2009. The prior requirement for management to assert that it has the intent and ability to hold an impaired debt security until recovery was replaced with the requirement that management assert if it either has the intent to sell the debt security or if it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis.
As permitted by the guidance, the Company recorded an increase of $64 to the opening balance of retained earnings with a corresponding decrease to accumulated OCI on the Statement of Stockholder’s Equity to reclassify the non credit portion of previously other-than-temporarily impaired available-for-sale securities held as of April 1, 2009.
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

The amortized cost and estimated fair value of investments in fixed maturity securities and equity securities at September 30, 2009 and December 31, 2008 were:

	September 30, 2009
					Estimated
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities
Corporate securities	$65,169	$3,647	$(585)	$—	$68,231
Asset-backed securities	7,271	282	(117)	—	7,436
Commercial mortgage-backed securities	25,839	290	(1,048)	—	25,081
Residential mortgage-backed securities	9,468	350	(239)	—	9,579
Government and government agencies
United States	3,218	24	(43)	—	3,199
Foreign	4,043	145	(57)	—	4,131

Total fixed maturity securities	$115,008	$4,738	$(2,089)	$—	$117,657

Equity securities — preferred stocks
Banking securities	$80	$—	$(27)	$—	$53
Other financial services securities	9	—	—	—	9

Total equity securities	$89	$—	$(27)	$—	$62

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2008
					Estimated
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities
Corporate securities	$78,355	$642	$(6,632)	$—	$72,365
Asset-backed securities	7,571	19	(793)	—	6,797
Commercial mortgage-backed securities	24,802	—	(4,979)	—	19,823
Residential mortgage-backed securities	11,008	157	(589)	—	10,576
Government and government agencies
United States	2,200	116	—	—	2,316
Foreign	4,050	167	(260)	—	3,957

Total fixed maturity securities	$127,986	$1,101	$(13,253)	$—	$115,834

Equity securities — preferred stocks
Banking securities	$80	$—	$(45)	$—	$35
Other financial services securities	177	—	(49)	—	128

Total equity securities	$257	$—	$(94)	$—	$163

Excluding investments in U.S. Government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity securities by investment grade at September 30, 2009 and December 31, 2008 were:

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment grade	$109,532	$112,320	$120,799	$110,412
Below investment grade	5,476	5,337	7,187	5,422

Total fixed maturity securities	$115,008	$117,657	$127,986	$115,834

At September 30, 2009 and December 31, 2008, the estimated fair value of fixed maturity securities rated BBB- were $4,676 and $2,649, respectively, which is the lowest investment grade rating given by Standard & Poor’s (“S&P”).
The amortized cost and estimated fair value of fixed maturity securities at September 30, 2009 and December 31, 2008 by expected maturity were:

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Fixed maturity securities
Due in one year or less	$6,712	$6,744	$10,392	$10,373
Due after one year through five years	18,786	19,380	25,519	24,166
Due after five years through ten years	38,828	41,409	39,921	37,052
Due after ten years	8,104	8,028	8,773	7,046

	72,430	75,561	84,605	78,637
Mortgage-backed securities and other asset-backed securities	42,578	42,096	43,381	37,197

Total fixed maturity securities	$115,008	$117,657	$127,986	$115,834

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
The estimated fair value and gross unrealized losses and unrealized OTTI of fixed maturity and equity securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost	OTTI (1)
Less than or equal to 90 days
Fixed maturity securities — corporate securities	$1,226	$1,245	$(19)

Total fixed maturity and equity securities	1,226	1,245	(19)

Greater than 90 days but less than or equal to 180 days
Fixed maturity securities —
Government and government agencies — United States	2,014	2,057	(43)

Total fixed maturity and equity securities	$2,014	$2,057	$(43)

	September 30, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(continued)	Value	Cost	OTTI (1)
Greater than 180 days but less than or equal to 270 days
Fixed maturity securities
Corporate securities	$981	$1,056	$(75)
Asset-backed securities	671	692	(21)
Residential mortgage-backed securities	38	38	—
Equity securities — banking securities	53	80	(27)

Total fixed maturity and equity securities	1,743	1,866	(123)

Greater than 270 days but less than or equal to one year
Fixed maturity securities
Commercial mortgage-backed securities	6,119	6,444	(325)
Government and government agencies — foreign	403	460	(57)

Total fixed maturity and equity securities	6,522	6,904	(382)

Greater than one year
Fixed maturity securities
Corporate securities	5,393	5,884	(491)
Asset-backed securities	1,734	1,830	(96)
Commercial mortgage-backed securities	11,648	12,371	(723)
Residential mortgage-backed securities	954	1,193	(239)

Total fixed maturity and equity securities	19,729	21,278	(1,549)

Total fixed maturity and equity securities	$31,234	$33,350	$(2,116)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost	OTTI
Less than or equal to 90 days
Fixed maturity securities
Corporate securities	$17,174	$19,027	$(1,853)
Asset-backed securities	203	275	(72)
Commercial mortgage-backed securities	6,773	8,316	(1,543)
Residential mortgage-backed securities	1,403	1,522	(119)
Government and government agencies — foreign	680	923	(243)
Equity securities — banking securities	35	80	(45)

Total fixed maturity and equity securities	26,268	30,143	(3,875)

Greater than 90 days but less than or equal to 180 days
Fixed maturity securities
Corporate securities	14,378	16,417	(2,039)
Asset-backed securities	5,887	6,608	(721)
Commercial mortgage-backed securities	12,140	14,607	(2,467)
Residential mortgage-backed securities	103	108	(5)
Government and government agencies — foreign	318	335	(17)

Total fixed maturity and equity securities	$32,826	$38,075	$(5,249)

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(continued)	Value	Cost	OTTI
Greater than 180 days but less than or equal to 270 days
Fixed maturity securities
Corporate securities	$10,333	$11,348	$(1,015)
Residential mortgage-backed securities	888	1,353	(465)

Total fixed maturity and equity securities	11,221	12,701	(1,480)

Greater than 270 days but less than or equal to one year
Fixed maturity securities
Corporate securities	4,643	6,368	(1,725)
Commercial mortgage-backed securities	910	1,879	(969)
Equity securities — other financial services securities	128	177	(49)

Total fixed maturity and equity securities	5,681	8,424	(2,743)

Total fixed maturity and equity securities	$75,996	$89,343	$(13,347)

The total number of securities in an unrealized loss position was 39 and 126 at September 30, 2009 and December 31, 2008, respectively.
The estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% at September 30, 2009 and greater than 20% and 40% at December 31, 2008 were as follows:

	September 30, 2009
	Estimated	Gross
	Fair	Unrealized		Number of
	Value	Losses	OTTI	Securities
Decline > 20%
Greater than 270 days but less than or equal to one year	$569	$(289)	$—	2
Greater than one year	3,150	(1,053)	—	4

Total	$3,719	$(1,342)	$—	6

	December 31, 2008
	Estimated	Gross
	Fair	Unrealized		Number of
	Value	Losses	OTTI	Securities
Decline > 20%
Less than or equal to 90 days	$5,940	$(2,203)	$—	8
Greater than 90 days but less than or equal to 180 days	5,023	(1,779)	—	8
Greater than 180 days but less than or equal to 270 days	1,257	(871)	—	4
Greater than 270 days but less than or equal to one year	3,004	(2,699)	—	11

Total	$15,224	$(7,552)	$—	31

Decline > 40%
Less than or equal to 90 days	$638	$(660)	$—	3
Greater than 90 days but less than or equal to 180 days	793	(681)	—	3
Greater than 180 days but less than or equal to 270 days	270	(379)	—	2
Greater than 270 days but less than or equal to one year	2,403	(2,384)	—	7

Total	$4,104	$(4,104)	$—	15

Unrealized losses incurred during 2009 and 2008 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. The Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.

The components of net unrealized loss and OTTI included in accumulated other comprehensive income (loss), net of taxes at September 30, 2009 and December 31, 2008 was as follows:

	September 30,	December 31,
	2009	2008
Assets
Fixed maturity securities	$2,649	$(12,152)
Equity securities	(27)	(94)
Deferred policy acquisitions costs	—	(38)
Value of business acquired	(179)	(454)

	2,443	(12,738)

Liabilities
Policyholder account balances	295	(83)
Federal income taxes — deferred	(958)	4,488

	(663)	4,405

Stockholder’s equity
Accumulated other comprehensive income (loss), net of taxes	$1,780	$(8,333)

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
Policy Loans
Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at September 30, 2009 and December 31, 2008 was $64,402 and $67,387. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.
Derivatives
The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. As of September 30, 2009, the Company had 20 outstanding short futures contracts with a notional value of $5,265. As of December 31, 2008, the Company had 10 outstanding short futures contracts with a notional value of $2,250.
Realized Investment Gains (Losses)
The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of available-for-sale securities for the three and nine month periods ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Proceeds	$11,722	$11,312	$27,293	$29,652
Gross realized investment gains	130	3	526	324
Gross realized investment losses	—	(190)	(731)	(479)

Proceeds on available-for-sale securities sold at a realized loss	—	4,939	6,957	18,169

Net realized investment gains (losses) for the three and nine months periods ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Fixed maturity securities	$2	$(332)	$(916)	$(285)
Equity securities	(168)	—	(168)	(15)
Derivatives	(709)	283	(1,537)	602
Associated amortization expense of VOBA	(10)	52	(33)	52

Net realized investment gains (losses)	$(885)	$3	$(2,654)	$354

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
The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts:

Balance, December 31, 2008	$—
Credit losses remaining in retained earnings related to adoption of revised guidance on OTTI (ASC 320)	69
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(69)
Accretion of credit loss impairments previously recognized	(2)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1)
Accretion previously recognized on securities which matured, paid down, prepaid or were sold during the period	3

Balance, September 30, 2009	$—

For the three and nine month periods ended September 30, 2009, the Company recorded an OTTI of $296 and $879, respectively, with no associated amortization of VOBA. The Company adopted revised guidance on the recognition and presentation of OTTI as of June 30, 2009. The gross cumulative effect of this adoption was a $201 adjustment to retained earnings and amortized cost for the non credit related portion of previously recorded impairments on securities still in inventory at April 1, 2009. Of this, $70 related to non credit impairments recorded in income during the first quarter of 2009. For the three and nine month periods ended September 30, 2008, the Company recorded $135 and $138, respectively, of realized investment loss on securities deemed to have incurred other-than-temporary declines in fair value, net of associated amortization of VOBA.
Note 4. VOBA and Other Intangibles
VOBA reflects the estimated fair value of inforce contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts inforce at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. In addition, the Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. At September 30, 2009, the reversion to the mean assumption was 8% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate, while at December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate.

The change in the carrying amount of VOBA for the three months and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
VOBA	2009	2008	2009	2008
Purchase price adjustment	$—	$—	$—	$2,439
Amortization expense	(508)	(536)	(1,271)	(4,081)
Unlocking	448	(73)	(866)	(108)
Impairment charge	—	—	(7,165)	—
Adjustment related to realized (gains) losses on investments	(10)	52	(33)	52
Adjustment related to unrealized (gains) losses and OTTI on investments	(183)	(521)	171	44

Change in VOBA carrying amount	$(253)	$(1,078)	$(9,164)	$(1,654)

During the three months ended September 30, 2009, improved equity markets resulted in guaranteed benefit reserve releases resulting in favorable unlocking. During the nine months ended September 30, 2009, the Company experienced unfavorable unlocking in the first quarter from the increased future benefit costs, which reduced the value of the future gross profits. In addition, an impairment charge was taken in the first quarter as estimated future gross profits were less than the unamortized balance.
At December 31, 2008, an impairment charge was taken for the entire unamortized other intangible balance which included the estimated fair values of the distribution agreement, the trade name and the non-compete agreement acquired at the acquisition date. Amortization expense for the three months and nine months ended September 30, 2008 was $11 and $276, respectively.
Note 5. DAC and DSI
The Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of DAC. At September 30, 2009, the reversion to the mean assumption was 8% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate, while at December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. The change in the carrying amount of DAC and DSI for the three months and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
DAC	2009	2008	2009	2008
Capitalization	$47	$38	$65	$427
Normal amortization	6	16	(55)	41
Unlocking	9	(9)	—	(30)
Adjustment related to unrealized (gains) losses and OTTI on investments	—	(9)	38	(8)

Change in DAC carrying amount	$62	$36	$48	$430

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
DSI	2009	2008	2009	2008
Capitalization	$—	$—	$5	$171
Normal amortization	2	19	(22)	13
Unlocking	8	(12)	5	(8)
Adjustment related to unrealized (gains) losses and OTTI on investments	—	(1)	—	—

Change in DSI carrying amount	$10	$6	$(12)	$176

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
The components of the changes in the variable annuity GMDB and GMIB liabilities for the three months and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
GMDB	2009	2008	2009	2008
Purchase price adjustment	$—	$—	$—	$(2,221)
Guaranteed benefits incurred	625	289	1,687	892
Guaranteed benefits paid	(549)	(247)	(2,272)	(856)
Unlocking	(390)	(10)	151	69

Total	$(314)	$32	$(434)	$(2,116)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
GMIB	2009	2008	2009	2008
Guaranteed benefits incurred	$365	$63	$885	$413
Unlocking	(313)	(60)	130	(262)

Total	$52	$3	$1,015	$151

During the three months ended September 30, 2009, market increases caused favorable unlocking as a result of declining estimates of future benefit amounts as compared to June 30, 2009. During the nine months ended September 30, 2009, market declines in the first quarter caused unfavorable unlocking as a result of increasing estimates of future benefit amounts as compared to December 31, 2008.
The unlocking for GMDB during the first nine months of 2008 reflected the increase in expected future claims due to the market losses. Guaranteed benefits paid during the first nine months of 2008 reflect increased exposure amounts as a result of decreased account values.
The unlocking for GMIB during the first nine months of 2008 reflected the decrease in gross revenues and the resulting increase in expected future claims due to market losses.
The variable annuity GMDB liability at September 30, 2009 and December 31, 2008 was $63 and $497, respectively. The variable annuity GMIB liability at September 30, 2009 and December 31, 2008 was $2,132 and $1,117, respectively.
The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. The Company records liabilities for variable life contracts containing GMDB provisions as a component of future policy benefits and changes in the liabilities are included as a component of policy benefits in the Statements of Income. As of September 30, 2009 and 2008, no material variable life guaranteed benefits were incurred or paid.
Note 7. Federal Income Taxes
The effective tax rate was (12%) and 32% for the nine months ended September 30, 2009 and 2008, respectively. Differences between the effective rate and the U.S. statutory rate of 35% during the first nine months of 2009 principally were the result of Separate Accounts dividends-received deduction (“DRD”), foreign tax credits (“FTC”), and valuation allowance on net operating loss carryforward.

The valuation allowance for deferred tax assets as of September 30, 2009 and June 30, 2009, was $4,183 and $4,776, respectively. There was no valuation allowance at December 31, 2008. The valuation allowance is related to a net operating loss carryforward that, in the judgment of management, is not more likely than not to be realized.
The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined that there were no tax benefits that should not be recognized as of December 31, 2008. Additions as of September 30, 2009 are based on tax positions related to the prior year of $343, which primarily relates to uncertainty regarding the sustainability of certain deductions taken on the 2008 U.S Federal income tax return. There were no additions based on tax positions related to the current year. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.
At September 30, 2009 and December 31, 2008, the Company had a net operating loss carryforward for federal income tax purposes of $4,183 (net of the ASC 740 reduction of $343) and $3,724, respectively, with a carryforward period of fifteen years that expire at various dates up to 2024. In addition, at September 30, 2009, the Company has a capital loss carryforward for federal income tax purposes of $216 with a carryforward period of five years that will expire at various dates up to 2014. At September 30, 2009, the Company also had a foreign tax credit carryforward of $397 with a carryforward period of ten years that will expire at various dates up to 2019. The Company also at September 30, 2009 had an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $97, with an indefinite carryforward period.
The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company has recognized no material penalties in its financial statements as of September 30, 2009 and December 31, 2008. The Company has recognized interest expense of $8 as of September 30, 2009. The Company did not recognize any interest expense as of December 31, 2008.
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
The Company’s statutory net income for the nine months ended September 30, 2009 and 2008 was $10,479 and $4,586, respectively. Statutory capital and surplus at September 30, 2009 and December 31, 2008 was $63,127 and $51,928, respectively.
During the first nine months of 2009 and 2008, the Company did not pay any dividends to AUSA or receive any capital contributions from AUSA.
Note 9. Reinsurance
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured life and to recover a portion of benefits paid by ceding mortality risk to other insurance enterprises or reinsurers under indemnity reinsurance agreements, primarily quota share coverage and coinsurance agreements. The maximum amount of mortality risk retained by the Company is approximately $1,000 on single and joint life policies. Effective second quarter of 2008, the Company began to recapture the majority of its life reinsurance, which is expected to be finalized in the first half of 2010.
Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2009 and December 31, 2008, reinsurance receivables were $1,311 and $680, respectively, which represents reinsurance recoverables primarily from Swiss Re, Lincoln National Life Insurance Company, Reinsurance Group of America (“RGA”), and Employers Reassurance Corporation (“ERAC”).
The Company is party to an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold from January 1, 1997 to June 30, 2001.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. As of September 30, 2009, 57% and 14% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. As of December 31, 2008, 59% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.
Note 10. Related Party Transactions
As of September 30, 2009, the Company had the following related party agreements in effect:
The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three and nine month periods ended September 30, 2009, the Company incurred $39 and $974, respectively, in expenses under this agreement. During the three and nine month periods ended September 30, 2008, the Company incurred $143 and $574, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
AEGON USA Realty Advisors, Inc. acts as the manager and administrator for the Company’s real property assets and mortgage loans under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three and nine month periods ended September 30, 2009 and 2008, the Company did not incur any charges under this agreement.
AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three months and nine months ended September 30, 2009, the Company incurred $49 and $148, respectively, in expenses under this agreement. During the three months and nine months ended September 30, 2008, the Company incurred $50 and $147, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.
Transamerica Capital, Inc. provides wholesaling distribution services for the Company under a distribution agreement. During the three months and nine months ended September 30, 2009, the Company incurred $23 and $34, respectively, in expenses under this agreement. During the three months and nine months ended September 30, 2008, the Company incurred $14 and $151, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
Transamerica Capital, Inc. provides underwriting services for the Company under an underwriting agreement. During the three months and nine months ended September 30, 2009, the Company incurred $708 and $1,935, respectively, in expenses under this agreement. During the three months and nine months ended September 30, 2008, the Company incurred $380 and $380, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under an administrative services agreement. Revenue attributable to this agreement is included in policy charge revenue. During the three and nine month periods ended September 30, 2009 and 2008, the Company did not receive any revenue under this agreement.
The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. Revenue attributable to this agreement is included in policy charge revenue. During the three and nine month periods ended September 30, 2009 and 2008, the Company did not receive any revenue under this agreement.
The Company has a reinsurance agreement with Transamerica Life Insurance Company. During the three and nine month periods ended September 30, 2009, the Company incurred $5 and $14, respectively, in reinsurance premium ceded expense under this agreement, respectively. During the three and nine month periods ended September 30, 2008, the Company incurred $5 and $15, respectively, in reinsurance premium ceded expense under this agreement, respectively. This expense was offset during the three and nine month periods ended September 30, 2008, by $10 and $15 in reinsurance recoveries on death claims incurred, respectively.

The Company has a service agreement with Western Reserve Life Assurance Co. of Ohio (“WRL”) whereby WRL will perform specified administrative functions in connection with the operation of the Company except to the extent that the services are performed for the Company by another party. During the three and nine month periods ended September 30, 2009, the Company incurred $103 and $103, respectively, in expenses under this agreement. During the three and nine month periods ended September 30, 2008, the Company did not incur any expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold at fair value and are included in fixed maturity available-for-sale securities in the Balance Sheets. There were no investments purchased or sold during the three and nine month periods ended September 30, 2009. During the three and nine month periods ended September 30, 2008, the Company purchased $0 and $5,332, respectively, of fixed maturity available-for-sale securities from related parties.
While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.
Note 11. Segment Information
In reporting to management, the Company’s operating results are categorized into two business segments: Annuity and Life Insurance. The Company’s Annuity segment consists of variable annuities and interest-sensitive annuities. The Company’s Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The accounting policies of the business segments are the same as those for the Company’s financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management.
The following tables summarize each business segment’s contribution to net revenues and net income (loss):

	Three Months Ended
	September 30,
	2009	2008
Net revenues (a)
Annuity	$1,865	$3,307
Life Insurance	1,577	1,645

Net revenues (a)	$3,442	$4,952

Net income
Annuity	$1,333	$2,211
Life Insurance	603	187

Net income	$1,936	$2,398

	Nine Months Ended
	September 30,
	2009	2008
Net revenues (a)
Annuity	$5,913	$11,867
Life Insurance	4,261	6,284

Net revenues (a)	$10,174	$18,151

Net income (loss)
Annuity	$(7,863)	$4,981
Life Insurance	381	1,485

Net income (loss)	$(7,482)	$6,466

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

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
MLLICNY conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. As of September 30, 2009, the Company, in addition to no longer issuing life insurance products, is no longer issuing variable annuity products. The Company offered the following guaranteed benefits within its variable annuity product suite: guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and guaranteed minimum withdrawal benefits (“GMWB”).
The Company’s gross earnings are principally derived from two sources:
•	the charges imposed on variable annuity and variable life insurance contracts, and

•	the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread.
The costs associated with acquiring contract owner deposits (deferred policy acquisition costs) are amortized over the period in which the Company anticipates holding those funds, as noted in the Critical Accounting Policies and Estimates section below. Insurance expenses and taxes reported in the Statements of Income are net of amounts deferred. In addition, the Company incurs expenses associated with the maintenance of in force contracts.
Business Environment
The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.
Equity Market Performance
The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended September 30, 2009 with increases of 15%, 16% and 15%, respectively, from June 30, 2009 and increases of 11%, 35% and 17%, respectively, from December 31, 2008.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 74% of Separate Accounts assets were invested in equity-based mutual funds at September 30, 2009. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.
During the nine month period ended September 30, 2009, average variable account balances decreased $245.0 million (or 28%) to $586.3 million as compared to the same period in 2008. The decrease in average variable account balances contributed $0.4 million and $2.7 million to the decrease in asset-based policy charge revenue during the three and nine months ended September 30, 2009, respectively, as compared to the same period in 2008.
Fluctuations in the U.S. equity market also directly impact the Company’s exposure to guaranteed benefit provisions contained in the variable contracts it manufactures. Minimal or negative investment performance generally results in greater exposure to guarantee provisions. Prolonged periods of minimal or negative investment performance will result in greater guaranteed benefit costs as compared to assumptions. If the Company determines that it needs to increase its estimated long term cost of guaranteed benefits, it will result in establishing greater guaranteed benefit liabilities as compared to current practice.
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
Credit spreads represent the credit risk premiums required by market participants for a given credit quality, i.e. the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (e.g., U.S. Treasury instruments). Changes in credit spreads have an inverse relationship to the value of interest sensitive investments.
The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Average medium term interest rate yield (a)	1.22%	2.25%	1.22%	2.25%
Increase (decrease) in medium term interest rates (in basis points)	(18)	(53)	33	(113)
Credit spreads (in basis points) (b)	241	516	241	516
Expanding (contracting) of credit spreads (in basis points)	(107)	206	(494)	286

Increase (decrease) on market valuations (in millions)
Available-for-sale investment securities	$7.4	$(6.4)	$14.8	$(7.3)
Interest-sensitive policyholder liabilities	(0.0)	0.3	0.4	0.5

Net increase (decrease) on market valuations	$7.4	$(6.1)	$15.1	$(6.8)

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.

(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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
Valuation of Fixed Maturity and Equity Securities
The Company’s investments in fixed maturity and equity securities are classified as available-for-sale and reported at estimated fair value. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. The Company’s valuation policy dictates that publicly available prices are initially sought from several third party pricing services. In the event that pricing is not available from these services, those securities are submitted to brokers to obtain quotes. Lastly, securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.
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
At September 30, 2009 and December 31, 2008, approximately, $10.1 million (or 9%) and $7.7 million (or 7%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale.
Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income (loss), net of taxes on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when credit-related declines in estimated fair value are deemed other-than-temporary.
Derivative Instruments
Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Income Statements. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. As of September 30, 2009, the Company had 20 outstanding short futures contracts with a notional amount of $5.3 million. As of December 31, 2008, the Company had 10 outstanding short futures contracts with a notional amount of $2.3 million.
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
For the three and nine month periods ended September 30, 2009, the Company record an OTTI in income of $0.3 million and $0.9 million, respectively, with no associated amortization of value of business acquired. For the three and nine month periods ended September 30, 2008, the Company had incurred $0.1 million and $0.1 million, respectively of OTTI, net of value of business acquired amortization.
Deferred Policy Acquisition Costs (“DAC”)
The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At September 30, 2009 and December 31, 2008, variable annuities accounted for the Company’s entire DAC asset of $0.4 million and $0.4 million, respectively.
DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions.
The most significant assumptions involved in the estimation of future gross profits are future net Separate Accounts performance, surrender rates, mortality rates and reinsurance costs. For variable annuities, the Company generally establishes a long-term rate of net Separate Accounts growth. If returns over a determined historical period differ from the long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. The result is that the long-term rate is assumed to be realized over a specified period. However, the long-term rate may be adjusted if expectations change. This method for projecting market returns is known as reversion to the mean, a standard industry practice. At September 30, 2009, the reversion to the mean assumption was 8% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate, while at December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. Surrender and mortality rates for all variable contracts are based on historical experience and a projection of future experience.
Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three and nine month periods ended September 30, 2009 and 2008, there was relatively no impact to pre-tax income related to DAC unlocking. See Note 5 to the Financial Statements for a further discussion.

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
The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At September 30, 2009 and December 31, 2008, variable annuities accounted for the Company’s entire DSI asset of $0.2 million and $0.2 million, respectively. See Note 5 to the Financial Statements for a further discussion.
Value of Business Acquired (“VOBA”)
VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. In addition, MLLICNY utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. This practice assumes that the expectations for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. At September 30, 2009, the reversion to the mean assumption was 8% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate, while at December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. At September 30, 2009 and December 31, 2008, the Company’s VOBA asset was $32.3 million and $41.5 million, respectively. For the three and nine month periods ended September 30, 2009, the favorable (unfavorable) impact to pre-tax income related to VOBA unlocking was $0.5 million and ($0.9) million, respectively. In addition, during the first quarter 2009, there was an impairment charge of $7.2 million. For the three and nine month periods ended September 30, 2008, the unfavorable impact to pre-tax income related to VOBA unlocking was $0.1 million and $0.1 million, respectively. See Note 4 to the Financial Statements for a further discussion.
Policyholder Account Balances
The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at September 30, 2009 and December 31, 2008 were $126.9 million and $135.1 million, respectively.
Future Policy Benefits
Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At September 30, 2009 and December 31, 2008, future policy benefits were $18.1 million and $19.9 million, respectively.
Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At September 30, 2009 and December 31, 2008, GMDB and GMIB liabilities included within future policy benefits were as follows:

	September 30,	December 31,
(dollars in millions)	2009	2008
GMDB liability	$0.1	$0.5
GMIB liability	2.1	1.1
The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the nine month periods ended September 30, 2009 and 2008, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was ($0.3) million and $0.2 million, respectively.

For the three month periods ended September 30, 2009 and 2008, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was $0.7 million and $0.1 million, respectively.
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
At September 30, 2009 and December 31, 2008, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

	September 30,	December 31,
(dollars in millions)	2009	2008
GMWB liability	$2.0	$4.3
GMIB reinsurance asset	(6.2)	(7.4)
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
The valuation allowance for deferred tax assets as of September 30, 2009 and June 30, 2009 was $4.2 million and $4.8 million, respectively. There was no valuation allowance at December 31, 2008. The valuation allowance is related to a net operating loss carryforward that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of further taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.
The Company files a return in the U.S. federal tax jurisdiction and various state tax jurisdictions.
Recent Accounting Guidance
On July 1, 2009, the FASB Accounting Standards CodificationTM (“Codification”) was launched as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). Accounting guidance promulgated by the FASB is communicated through an Accounting Standards Update (“ASU”). An ASU provides the reason for the update and details the amendments to the Codification. Guidance in the Codification is organized by Topic, each representing a collection of related guidance (e.g., Financial Services—Insurance). Topics are further subdivided into Subtopics (e.g., Insurance Activities), and Sections (e.g., Recognition, Measurement, or Disclosure).
The following outlines the adoption of recent accounting guidance. See Note 1 to the Financial Statements for a further discussion.
Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles
The Company adopted guidance that establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities as of the period ended September 30, 2009. This guidance was formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.

ASC 320, Investments—Debt and Equity Securities
The Company adopted revised guidance for the recognition and presentation of OTTI as of the period ended June 30, 2009. This guidance was formerly known as FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.
ASC 820, Fair Value Measurements and Disclosures
•	The Company adopted guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly as of the period ended June 30, 2009. This guidance was formerly known as FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and supersedes guidance formerly known as FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.

•	The Company adopted guidance requiring disclosures about fair value of financial instruments in interim reporting periods as well as annual periods as of the period ended June 30, 2009. This guidance was formerly known as FSP No. FAS 107-1 and Accounting Principles Board Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments.

•	On January 1, 2008, the Company adopted guidance providing a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. This guidance was formerly known as SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.

•	On January 1, 2008, the Company adopted guidance that defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. This guidance was formerly known as SFAS No. 157, Fair Value Measurements.
ASC 855, Subsequent Events
The Company adopted guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued as of the period ended June 30, 2009. This guidance was formerly known as SFAS No. 165, Subsequent Events.
ASC 325-40, Investments—Other; Beneficial Interests in Securitized Financial Assets
The Company adopted guidance that amends impairment and related interest income measurement guidance to permit the use of reasonable management judgment about the probability that the company will be able to collect all amounts due as of the period ended December 31, 2008. This guidance was formerly known as FSP No. EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20.
ASC 815, Derivatives and Hedging
•	On January 1, 2009, the Company adopted guidance that amends and expands the disclosure requirements related to derivative instruments and hedging activities. This guidance was formerly known as SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.

•	The Company adopted guidance requiring disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments as of the period ended December 31, 2008. This guidance was formerly known as FSP No. FAS 133-1 and FASB Interpretation No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.

ASC 805, Business Combinations
On January 1, 2009, the Company prospectively adopted guidance that provides requirements for the accounting and reporting of transactions that represent business combinations to be accounted for under the acquisition method. This guidance was formerly known as SFAS No. 141 (revised 2007), Business Combinations.
ASC 350, Intangibles—Goodwill and Other
On January 1, 2009, the Company adopted guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance was formerly known as FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets.
In addition, the following is recent accounting guidance that will be adopted in the future. See Note 1 to the Financial Statements for a further discussion.
ASC 820, Fair Value Measurements and Disclosures
In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value. The ASU clarifies that when a quoted price in an active market for an identical liability is not available, an entity should measure fair value using an approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The Company will adopt the guidance as of the period ended December 31, 2009.
New Business
MLLICNY’s marketing emphasis, prior to September 30, 2009, had been on the sale of variable annuity products. These products were designed to address the retirement planning needs of Merrill Lynch & Co., Inc.’s (“ML&Co.”) clients. Each variable annuity product was designed to provide tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios.
Total direct deposits increased (decreased) $1.0 million and ($6.9) million during the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008, respectively. Total direct deposits (including internal exchanges) were as follows:

	Third Quarter	Year To Date	Quarter	Year to Date
	2009	2009	2009 vs. 2008	2009 vs. 2008
	(dollars in millions)		% Change

Variable annuity deposits	$2.0	$2.7	79%	(72)%
All other deposits	0.1	0.1	N/M	(19)

Total direct deposits	$2.1	$2.8	86%	(71)%

The decrease in variable annuity deposits in the first nine months of 2009 was primarily due to the continuing volatile equity markets as well as the Company’s decision to discontinue selling variable annuity products. All other deposits include deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured. There were no internal exchanges in the three month or nine month periods ended September 30, 2009. Internal exchanges during the three and nine month periods ended September 30, 2008 were $0.3 million and $0.8 million, respectively.

Financial Condition
At September 30, 2009, the Company’s assets were $910.3 million or $40.5 million higher than the $869.8 million in assets at December 31, 2008. Assets excluding Separate Accounts assets decreased $2.7 million. Separate Accounts assets, which represent 70% of total assets, increased $43.2 million (or 7%) to $641.7 million. Changes in Separate Accounts assets for the quarter were as follows:

Nine
Months Ended
(dollars in millions)	September 30, 2009
Investment performance	$92.1
Deposits	2.7
Policy fees and charges	(9.7)
Surrenders, benefits and withdrawals	(41.9)

Net change	$43.2

During the first nine months of 2009, fixed contract owner deposits were $0.1 million and fixed contract owner withdrawals were $23.5 million.
Investments
The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents.
Fixed Maturities and Equity Securities
The Company adopted revised guidance for the recognition and presentation of OTTI effective as of June 30, 2009. The prior requirement for management to assert that it has the intent and ability to hold an impaired debt security until recovery was replaced with the requirement that management assert if it either has the intent to sell the debt security or if it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis.
As permitted by the guidance, the Company recorded an increase of $0.1 million to the opening balance of retained earnings with a corresponding decrease to accumulated OCI on the Statement of Stockholder’s Equity to reclassify the non credit portion of previously other-than-temporarily impaired available-for-sale securities held as of April 1, 2009. The following summarizes the components for this cumulative effect adjustment:

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
The amortized cost and estimated fair value of investments in fixed maturity and equity securities at September 30, 2009 and December 31, 2008 were:

	September 30, 2009
						% of
	Amortized	Gross Unrealized			Estimated	Estimated
(dollars in millions)	Cost	Gains	Losses	OTTI (1)	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$14.5	$0.4	$(0.5)	$—	$14.4	12%
Industrial	47.4	3.0	(0.1)	—	50.3	43
Utility	3.3	0.2	—	—	3.5	3
Asset-backed securities
Housing related	2.5	—	(0.1)	—	2.4	2
Credit cards	2.7	0.2	—	—	2.9	2
Autos	2.0	0.1	—	—	2.1	2
Commercial mortgage-backed securities
Non agency backed	25.8	0.3	(1.0)	—	25.1	21
Residential mortgage-backed securities
Agency backed	8.3	0.4	—	—	8.6	7
Non agency backed	1.2	—	(0.2)	—	1.0	1
Government and government agencies
United States	3.2	—	—	—	3.2	3
Foreign	4.1	0.1	(0.1)	—	4.1	4

Total fixed maturity securities	115.0	4.7	(2.0)	—	117.6	100

Equity securities — banking securities	0.1	—	—	—	0.1	—

Total equity securities	0.1	—	—	—	0.1	—

Total fixed maturity and equity securities	$115.1	$4.7	$(2.0)	$—	$117.7	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2008
						% of
	Amortized	Gross Unrealized			Estimated	Estimated
(dollars in millions)	Cost	Gains	Losses	OTTI	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$17.4	$—	$(2.1)	$—	$15.3	13%
Industrial	56.5	0.6	(4.4)	—	52.7	46
Utility	4.4	—	(0.1)	—	4.3	4
Asset-backed securities
Housing related	2.8	—	(0.1)	—	2.7	2
Credit cards	2.7	—	(0.5)	—	2.2	2
Autos	2.0	—	(0.2)	—	1.8	2
Commercial mortgage-backed securities — non agency backed	24.8	—	(5.0)	—	19.8	17
Residential mortgage-backed securities
Agency backed	9.7	0.2	(0.1)	—	9.8	8
Non agency backed	1.4	—	(0.5)	—	0.9	1
Government and government agencies
United States	2.2	0.1	—	—	2.3	2
Foreign	4.0	0.2	(0.2)	—	4.0	3

Total fixed maturity securities	127.9	1.1	(13.2)	—	115.8	100

Equity securities
Banking securities	0.1	—	(0.1)	—	—	—
Other financial services securities	0.2	—	—	—	0.2	—

Total equity securities	0.3	—	(0.1)	—	0.2	—

Total fixed maturity and equity securities	$128.2	$1.1	$(13.3)	$—	$116.0	100%

MLLICNY regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, 7) intent and ability to hold to recovery. Additionally, for asset-backed securities, cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired as of September 30, 2009. Six issuers represent more than 5% of the total unrealized loss position, comprised of three commercial mortgage-backed securities (“CMBS”) holdings, two hybrid securities and one residential mortgage-backed security (“RMBS”). The Company’s CMBS unrealized loss is $0.9 million and relates to LBUBS Commercial Mortgage Tranche 2006-C7, Morgan Stanley Capital I 2005-HQ6 and Morgan Stanley Capital I 2006-HQ9. These are CMBS that contain fixed income positions where the Company’s holdings are all rated investment grade. The Company’s RMBS unrealized loss is $0.2 million and relates to GSR Mortgage Loan Tranche 2005-AR5. This is a securitized portfolio of RMBS that contains fixed income positions where the Company’s holding is not on watch but is rated below investment grade. The Company’s investment grade hybrid bonds have an unrealized loss of $0.4 million and were issued by Wells Fargo & Company and JP Morgan Chase & Co.
At September 30, 2009 and December 31, 2008, approximately $8.6 million (or 25%) and $9.7 million (or 32%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS are securitizations of underlying pools of non-commercial mortgages on real estate. The underlying residential mortgages have varying credit ratings and are pooled together and sold in tranches. The Company’s RMBS includes collateralized mortgage obligations (“CMOs”), government sponsored enterprise (“GSE”) guaranteed passthroughs, whole loan passthroughs, and negative amortization mortgage-backed securities (“MBS”). RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

The following tables summarize the Company’s CMBS exposure by rating and vintage at September 30, 2009 and December 31, 2008:

	September 30, 2009
			Net
		Estimated	Unrealized
	Amortized	Fair	Losses and
(dollars in millions)	Cost	Value	OTTI

AAA — Senior	$23.1	$23.3	$0.2
AAA — Junior	1.7	1.1	(0.6)
A	1.0	0.7	(0.3)

Total	$25.8	$25.1	$(0.7)

	December 31, 2008
			Net
		Estimated	Unrealized
	Amortized	Fair	Losses and
(dollars in millions)	Cost	Value	OTTI

AAA — Senior	$22.2	$18.6	$(3.6)
AAA — Mezzanine	0.9	0.5	(0.4)
AAA — Junior	1.7	0.7	(1.0)

Total	$24.8	$19.8	$(5.0)

	September 30, 2009
	Estimated Fair Value by Vintage
(dollars in millions)	2005&Prior	2006	2007	2008	2009	Total
AAA — Senior (a)	$4.4	$18.9	$—	$—	$—	$23.3
AAA — Junior	0.6	0.5	—	—	—	1.1
A	—	0.7	—	—	—	0.7

Total	$5.0	$20.1	$—	$—	$—	$25.1

	December 31, 2008
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	2008	Total
AAA — Senior (a)	$0.4	$3.2	$15.0	$—	$—	$18.6
AAA — Mezzanine	—	—	0.5	—	—	0.5
AAA — Junior	—	0.4	0.3	—	—	0.7

Total	$0.4	$3.6	$15.8	$—	$—	$19.8

(a)	All 2004 & Prior AAA’s are classified as ‘AAA – Senior’. This was prior to the market convention of Credit Enhanced tiering within AAA’s which started in 2005.

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2009 and December 31, 2008 by rating agency equivalent were:

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(dollars in millions)	Cost	Value	Cost	Value

AAA	$40.9	$40.7	$46.2	$40.7
AA	8.5	8.8	9.7	9.4
A	38.1	39.8	35.0	33.8
BBB	22.0	23.0	29.8	26.5
Below investment grade	5.5	5.3	7.2	5.4

Total fixed maturity securities	$115.0	$117.6	$127.9	$115.8

Investment grade	95%	95%	94%	95%
Below investment grade	5%	5%	6%	5%
The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At September 30, 2009 and December 31, 2008, approximately $4.7 million (or 4%) and $2.6 million (or 2%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.
Unrealized losses incurred during the nine months of 2009 and 2008 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. The Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.
Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade securities were as follows:

	September 30, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI (1)
Investment Grade Securities
Less than or equal to 90 days
Corporate bonds
Financial services	$0.2	$0.2	$—
Industrial	1.0	1.0	—

Total fixed maturity and equity securities	1.2	1.2	—

Greater than 90 days but less than or equal to 180 days
Government and government agencies — United States	2.0	2.0	—

Total fixed maturity and equity securities	2.0	2.0	—

Greater than 180 days but less than or equal to 270 days
Corporate bonds
Financial services	0.7	0.8	(0.1)
Industrial	0.3	0.3	—
Asset-backed securities — housing related	0.7	0.7	—

Total fixed maturity and equity securities	$1.7	$1.8	$(0.1)

	September 30, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI (1)
Investment Grade Securities (continued)
Greater than 270 days but less than or equal to one year
Commercial mortgage-backed securities — non agency backed	$6.1	$6.4	$(0.3)

Total fixed maturity and equity securities	6.1	6.4	(0.3)

Greater than one year
Corporate bonds
Financial services	4.1	4.5	(0.4)
Industrial	0.1	0.1	—
Asset-backed securities — housing related	1.7	1.8	(0.1)
Commercial mortgage-backed securities — non agency backed	11.6	12.4	(0.8)

Total fixed maturity and equity securities	17.5	18.8	(1.3)

Total of all investment grade securities
Corporate bonds
Financial services	5.0	5.5	(0.5)
Industrial	1.4	1.4	—
Asset-backed securities — housing related	2.4	2.5	(0.1)
Commercial mortgage-backed securities — non agency backed	17.7	18.8	(1.1)
Government and government agencies — United States	2.0	2.0	—

Total fixed maturity and equity securities	$28.5	$30.2	$(1.7)

Total number of securities in a continuous unrealized loss position			32

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI
Investment Grade Securities
Less than or equal to 90 days
Corporate bonds
Financial services	$4.8	$5.2	$(0.4)
Industrial	9.2	10.3	(1.1)
Utility	1.2	1.2	—
Asset-backed securities — credit cards	0.2	0.3	(0.1)
Commercial mortgage-backed securities — non agency backed	6.8	8.3	(1.5)
Residential mortgage-back securities — agency backed	1.4	1.5	(0.1)
Equity securities — banking securities	—	0.1	(0.1)

Total fixed maturity and equity securities	$23.6	$26.9	$(3.3)

	December 31, 2008
	Estimated		Gross
	Fair	Amortized	Unrealized
	Value	Cost	Losses
Investment Grade Securities (continued)
Greater than 90 days but less than or equal to 180 days
Corporate
Financial services	$1.1	$1.2	$(0.1)
Industrial	11.3	12.4	(1.1)
Asset-backed securities
Housing related	2.1	2.2	(0.1)
Credit cards	2.0	2.4	(0.4)
Autos	1.8	2.0	(0.2)
Commercial mortgage-backed securities — non agency backed	12.1	14.6	(2.5)
Residential mortgage-back securities — agency backed	0.1	0.1	—
Government and government agencies — foreign	0.3	0.3	—

Total fixed maturity and equity securities	30.8	35.2	(4.4)

Greater than 180 days but less than or equal to 270 days
Corporate
Financial services	3.8	4.3	(0.5)
Industrial	5.0	5.3	(0.3)
Utility	1.5	1.5	—
Residential mortgage-back securities — non agency backed	0.9	1.4	(0.5)

Total fixed maturity and equity securities	11.2	12.5	(1.3)

Greater than 270 days but less than or equal to one year
Corporate
Financial services	2.5	3.8	(1.3)
Industrial	2.0	2.2	(0.2)
Utility	0.1	0.1	—
Commercial mortgage-backed securities — non agency backed	0.9	1.9	(1.0)

Total fixed maturity and equity securities	5.5	8.0	(2.5)

Total of all investment grade securities
Corporate bonds
Financial services	12.3	14.4	(2.1)
Industrial	27.4	30.2	(2.8)
Utility	2.8	2.9	(0.1)
Asset-backed securities
Housing related	2.1	2.2	(0.1)
Credit cards	2.2	2.7	(0.5)
Autos	1.8	2.0	(0.2)
Commercial mortgage-backed securities — non agency backed	19.8	24.8	(5.0)
Residential mortgage-backed securities
Agency backed	1.5	1.6	(0.1)
Non agency backed	0.9	1.4	(0.5)
Government and government agencies — foreign	0.3	0.3	—
Equity securities — banking securities	—	0.1	(0.1)

Total fixed maturity and equity securities	$71.1	$82.6	$(11.5)

Total number of securities in a continuous unrealized loss position			108

Details underlying securities in a continuous gross unrealized loss position for below investment grade securities were as follows:

	September 30, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI (1)
Below Investment Grade Securities
Greater than 180 days but less than or equal to 270 days
Equity securities — banking securities	$0.1	$0.1	$—

Total fixed maturity and equity securities	0.1	0.1	—

Greater than 270 days but less than or equal to one year
Government and government agencies — foreign	0.4	0.5	(0.1)

Total fixed maturity and equity securities	0.4	0.5	(0.1)

Greater than one year
Corporate — industrial	1.2	1.3	(0.1)
Residential mortgage-backed securities — non agency backed	1.0	1.2	(0.2)

Total fixed maturity and equity securities	2.2	2.5	(0.3)

Total of all below investment grade securities
Corporate — industrial	1.2	1.3	(0.1)
Residential mortgage-backed securities — non agency backed	1.0	1.2	(0.2)
Government and government agencies — foreign	0.4	0.5	(0.1)
Equity securities — banking securities	0.1	0.1	—

Total fixed maturity and equity securities	$2.7	$3.1	$(0.4)

Total number of securities in a continuous unrealized loss position			7

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI
Below Investment Grade Securities
Less than or equal to 90 days
Corporate — industrial	$2.0	$2.3	$(0.3)
Government and government agencies — foreign	0.7	0.9	(0.2)

Total fixed maturity and equity securities	2.7	3.2	(0.5)

Greater than 90 days but less than or equal to 180 days
Corporate — industrial	2.0	2.8	(0.8)

Total fixed maturity and equity securities	2.0	2.8	(0.8)

Greater than 180 days but less than or equal to 270 days
Corporate — industrial	—	0.2	(0.2)

Total fixed maturity and equity securities	$—	$0.2	$(0.2)

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI
Below Investment Grade Securities (continued)
Greater than 270 days but less than or equal to one year
Corporate — industrial	$0.1	$0.3	$(0.2)
Equity securities — other financial services securities	0.1	0.2	(0.1)

Total fixed maturity and equity securities	0.2	0.5	(0.3)

Total of all below investment grade securities
Corporate — industrial	4.1	5.6	(1.5)
Government and government agencies — foreign	0.7	0.9	(0.2)
Equity securities — other financial services securities	0.1	0.2	(0.1)

Total fixed maturity and equity securities	$4.9	$6.7	$(1.8)

Total number of securities in a continuous unrealized loss position			18
Gross unrealized losses and OTTI on available-for-sale below investment grade securities represented 19% and 14% of total gross unrealized losses on all available-for-sale securities at September 30, 2009 and December 31, 2008, respectively. Generally below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to September 30, 2009.
Details underlying available-for-sale securities below investment grade and in an unrealized loss and OTTI position were as follows:

		September 30, 2009
				Gross
	Ratio of Amortized	Estimated		Unrealized
	Cost to Estimated	Fair	Amortized	Losses and
(dollars in millions)	Fair Value	Value	Cost	OTTI
Greater than 270 days but less than or equal to one year
	70% to 100%	$0.4	$0.5	$(0.1)
	40% to 70%	0.1	0.1	—

		0.5	0.6	(0.1)

Greater than one year
	70% to 100%	2.2	2.5	(0.3)

		2.2	2.5	(0.3)

Total		$2.7	$3.1	$(0.4)

		December 31, 2008
	Ratio of			Gross
	Amortized Cost	Estimated		Unrealized
	to Estimated	Fair	Amortized	Losses and
(dollars in millions)	Fair Value	Value	Cost	OTTI
Less than or equal to 90 days
	70% to 100%	$2.4	$2.7	$(0.3)
	40% to 70%	0.3	0.5	(0.2)

		2.7	3.2	(0.5)

Greater than 90 days but less than or equal to 180 days
	70% to 100%	1.2	1.4	(0.2)
	40% to 70%	0.8	1.4	(0.6)

		2.0	2.8	(0.8)

Greater than 180 days but less than or equal to 270 days
	Below 40%	—	0.2	(0.2)

		—	0.2	(0.2)

Greater than 270 days but less than or equal to one year
	70% to 100%	0.2	0.2	—
	Below 40%	—	0.3	(0.3)

		0.2	0.5	(0.3)

Total		$4.9	$6.7	$(1.8)

The majority of assets depressed over 20% and greater than one year at September 30, 2009 are primarily related to CMBS and RMBS. As there has been no impact to expected future cash flows, the Company does not consider the underlying investments to be impaired as of September 30, 2009.
Subprime Mortgage Investments
Subprime mortgages are loans to homebuyers who have weak or impaired credit histories. In recent years, the market for these loans has expanded rapidly. During that time, however, lending practices and credit assessment standards grew steadily weaker. As a result, the market is now experiencing a sharp increase in the number of loan defaults. Investors in subprime mortgage assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes asset-backed securities (“ABS”) issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below 660 at issuance. The Company also categorizes ABS issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660 at issuance. The estimated fair value of the subprime mortgage investments at September 30, 2009 ($2.4 million) was entirely in first lien — fixed rate, AAA quality and vintages prior to 2004. The estimated fair value of the subprime mortgage investments at December 31, 2008 ($2.8 million) was entirely in first lien — fixed rate, AAA quality and in vintages prior to 2004.
OTTI
The Company’s impairment losses were $0.3 million and $0.9 million for the three and nine month periods ended September 30, 2009, respectively, with no associated amortization of VOBA. For the three and nine month periods ended September 30, 2008, the Company had incurred $0.1 million and $0.1 million of OTTI, net of VOBA amortization, respectively. The Company impaired its holding of a preferred stock in CIT Group, Inc. for $0.2 million during the third quarter 2009. The Company impaired its holding in Harrah’s Entertainment Inc. (“Harrah’s”) to fair value in the first three months of 2009 for $0.3 million. Five unique issuers accounted for the remaining gross impairment of $0.3 million.
The Company adopted revised guidance on the recognition and presentation of OTTI as of June 30, 2009. The gross cumulative effect of this adoption was a $0.2 million adjustment to retained earnings and amortized cost for the non credit related portion of previously recorded impairments on securities still in inventory at April 1, 2009. Of this, $0.1 million related to non credit impairments recorded in income during the first quarter of 2009. Current balance in OCI relating to OTTI as of September 30, 2009 is zero as all “previously impaired” assets with OTTI in OCI were sold in the third quarter 2009.

Liquidity and Capital Resources
Liquidity
MLLICNY’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. MLLICNY has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. MLLICNY anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of September 30, 2009 and December 31, 2008, MLLICNY’s assets included $168.0 million and $140.4 million, respectively, of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.
Capital Resources
During the first nine months of 2009 and 2008, the Company did not pay any cash dividends to AUSA or receive any capital contributions from AUSA.
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
The insurer financial strength rating scales of S&P, A.M. Best, Moody’s Investors Service (“Moody’s”), and Fitch Ratings (“Fitch”) are characterized as follows:
•	S&P – AAA to R

•	A.M. Best – A++ to S

•	Moody’s – Aaa to C

•	Fitch – AAA to R
The following table summarizes the Company’s ratings as of November 12, 2009:

S&P	AA-	(4th out of 21)
A.M. Best	A	(3rd out of 16)
Moody’s	A1	(5th out of 21)
Fitch	AA	(3rd out of 19)
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

Commitments and Contingencies
The following table summarizes the Company’s policyholders’ obligations as of September 30, 2009:

	Less	One To	Four To	More
	Than One	Three	Five	Than Five
(dollars in millions) (a)	Year	Years	Years	Years	Total
General accounts	$14.7	$27.4	$23.8	$75.7	$141.6
Separate Accounts	74.0	143.9	114.0	476.5	808.4

	$88.7	$171.3	$137.8	$552.2	$950.0

(a)	The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on management’s best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business in force. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with the Company’s historical experience, modified for recently observed trends. Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and are before deduction of tax and before reinsurance. The liability amounts in the Company’s Financial Statements reflect the discounting for interest as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts.
In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.
Results of Operations
For the three month periods ended September 30, 2009 and 2008, MLLICNY recorded net income of $1.9 million and $2.4 million, respectively. The decline in earnings during the three month period ended September 30, 2009 as compared to the same period in 2008 was primarily a result of 2009 net realized investment losses and an increase in policy benefits, partially offset by a 2009 income tax benefit.
For the nine month periods ended September 30, 2009 and 2008, MLLICNY recorded net income (loss) of ($7.5) million and $6.5 million, respectively. The decline in earnings during the nine month period ended September 30, 2009 as compared to the same period in 2008 was primarily a result of a decline in policy charge revenue, net realized investment losses, an increase in policy benefits, and the 2009 VOBA impairment.
Policy charge revenue decreased $0.7 million (or 16%) and decreased $3.9 million (or 27%), respectively, during the three and nine month periods ended September 30, 2009, as compared to the same periods in 2008. The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months	Nine Months
(dollars in millions)	2009 vs. 2008	2009 vs. 2008
Asset-based policy charge revenue	$(0.4)	$(2.7	) (a)
Guaranteed benefit based policy charge revenue	(0.1)	—
Non-asset based policy charge revenue	(0.1)	(1.2	) (b)

	$(0.7)	$(3.9)

(a)	Asset-based policy charge revenue was negatively impacted by the decrease in average variable account balances during 2009 as compared to 2008.

(b)	The decrease in non-asset based policy charge revenue was primarily due to the run-off of the life business as well as less paid up additions in the first nine months of 2009 as a result of poor equity market performance in 2008.

Net realized investment gains (losses) decreased $0.9 million and $2.9 million during the current three and nine month periods ended September 30, 2009 as compared to the same periods in 2008. The following table provides the changes in net realized investment gains by type:

	Three Months	Nine Months
(dollars in millions)	2009 vs. 2008	2009 vs. 2008
Credit related gains (losses)	$0.1	$(0.5	)(a)
Interest related gains (losses)	0.2	(0.1)
Equity related gains (losses)	(1.2)	(2.3	)(b)

	$(0.9)	$(2.9)

Write-downs for OTTI included in net realized investment gains (losses)	$(0.2)	$(0.8)

(a)	The increase in credit related losses was primarily due to additional impairments on securities that were impaired during the fourth quarter 2008 as a result of deterioration in the estimated fair value of the securities as well as two credit impairments in the first quarter 2009.

(b)	The change in equity related gains (losses) principally relates to net losses on futures contracts in the first nine months of 2009 compared to net gains on futures contracts during 2008.
Policy benefits increased $3.3 million during the current nine month period ended September 30, 2009 as compared to the same periods in 2008. The following table provides the changes in policy benefits by type:

	Three Months	Nine Months
(dollars in millions)	2009 vs. 2008	2009 vs. 2008
Annuity benefit unlocking	$(0.6)	$0.5	(a)
Annuity benefit expense	2.8	2.6	(b)
Life insurance mortality expense	0.1	0.2

	$2.3	$3.3

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of variable benefit unlocking.

(b)	The increase in annuity benefit expense was primarily driven by the change in reserve for the embedded derivatives as compared to the same period in 2008. This was primarily a result of the positive equity markets relative to the same period in 2008.
Reinsurance premiums ceded decreased $0.2 million and $0.5 million during the current three and nine month periods ended September 30, 2009 as compared to the same periods in 2008. Effective second quarter of 2008, the Company began to recapture the majority of its reinsurance resulting in the decreased reinsurance premiums.
Amortization and impairment of VOBA was $0.1 million and $9.3 million for the three and nine month periods ended September 30, 2009, respectively. Amortization of VOBA was $0.6 million and $4.2 million during the three and nine month periods ended September 30, 2008, respectively. During the first quarter 2009, there was an impairment charge of $7.2 million. In addition, for the three and nine month periods ended September 30, 2009, there was favorable (unfavorable) unlocking of $0.4 million and ($0.9) million, respectively. For the three and nine month periods ended September 30, 2008, there was unfavorable unlocking of $0.1 million and $0.1 million, respectively. There were no impairment charges for the three and nine month periods ended September 30, 2008.
At December 31, 2008, an impairment charge was taken for the entire unamortized other intangibles balance which included the distribution agreement, the trade name and the non-compete agreement acquired at the acquisition date. Amortization expense for the three and nine month periods ended September 30, 2008 was $0.0 million and $0.3 million, respectively.

Insurance expenses and taxes (decreased) increased ($0.1) million (or 3%) and $0.6 million (or 19%) in the current three and nine month periods ended September 30, 2009 as compared to the same periods in 2008. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months	Nine Months
(dollars in millions)	2009 vs. 2008	2009 vs. 2008
Commissions	$0.3	$0.6	(a)
General insurance expense	(0.1)	0.3
Taxes, licenses, and fees	(0.3)	(0.3)

	$(0.1)	$0.6

(a)	The increase in commissions is primarily related to an increase in trail commissions in 2009.
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
In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information
Item 1. Legal Proceedings.
Nothing to report.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1. “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.
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

Date: November 12, 2009

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