Form 10-K
period 2009-12-31
ML LIFE INSURANCE CO OF NEW YORK
filed 2010-03-25
CIK 862923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [  ] No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [  ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

PART I
Item 1. Business
ML Life Insurance Company of New York (“MLLICNY”, “Registrant”, the “Company”, “we”, “our”, or “us”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, general insurance and limited banking operations in a number of these countries.
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
The Registrant is a life insurance company, who conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. The Registrant was incorporated in 1973 under the laws of the State of New York. The Registrant is currently subject to primary regulation by the New York State Insurance Department.
The Registrant is currently licensed to conduct business in nine states. During 2009, annuity sales were made principally in New York as measured by total contract owner deposits. During 2009, the Company, in addition to no longer issuing life insurance products, is no longer issuing variable annuity and market value adjusted annuity products.
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
Item 1A. Risk Factors
Risk Factors that Could Affect Merrill Lynch Life Insurance Company
In the course of conducting its business operations, MLLICNY could be exposed to a variety of risks that are inherent to the insurance industry. A summary of some of the significant risks that could affect MLLICNY’s financial condition and results of operations is included below. Some of these risks are managed in accordance with established risk management policies and procedures. Other factors besides those discussed below or elsewhere in this Annual Report also could adversely affect our business and operations, and the following risk factors should not be considered a complete list of potential risks that may affect the Company.
Economic Environment
Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and cost of capital, as well as our access to capital
Since mid 2007, the capital and credit markets have been experiencing extreme volatility and disruption. Beginning in the second half of 2008, the volatility and disruption reached unprecedented levels and the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. Although market conditions have begun to improve in recent months, our results of operations, financial condition, cash flows and statutory capital position could be materially affected by continued disruptions in the capital and credit markets.
We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic conditions. In addition, disruptions, uncertainty, or volatility in the capital and credit markets may limit our access to capital required to operate our business. Such market conditions may limit our ability to satisfy statutory capital requirements, fund redemption requests, and generate fee income and market related revenue to meet liquidity needs. As such, we may be forced to utilize available internal resources or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility and liquidity.

Our operating environment remains challenging in light of uncertainty about the timing and strength of an economic recovery and the impact of governmental budgetary and regulatory initiatives. The steps we have taken to realign our business and strengthen our capital position may not be adequate to mitigate the financial and other risks associated with our operating environment, particularly if economic conditions deteriorate from their current levels or regulatory requirements change significantly, and we may be required to or we may seek to raise additional capital or take other strategic or financial actions which could materially affect our results of operations, financial condition and liquidity
Persistent volatility in financial markets and uncertainty about the timing and strength of a recovery in the U.S. economy adversely affected our business and results in 2009. Recently, concerns over the availability and cost of credit, the U.S. mortgage market, a declining U.S. real estate market, inflation, energy costs and geopolitical issues have contributed to the increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a recession. In addition, the fixed income markets have experienced a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have expanded to include a broad range of mortgage- and asset-backed and other fixed income securities, including those rated investment grade and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. Although market conditions have begun to improve in recent months, these events and the continuing market upheavals have had and may continue to have a material effect on the value of our investment portfolio. In the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.
We are exposed to significant financial and capital markets risks including changes in interest rates, credit spreads, equity prices, market volatility, performance of the economy, in general, the performance of the specific obligors included in our portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of our investment portfolio and sustained increases in interest rates may result in policyholders surrendering their contracts which may require us to liquidate assets in an unrealized loss position. Conversely, due to the long-term nature of some of our liabilities, sustained declines in interest rates may subject us to reinvestment risk.
The exposure to credit spreads primarily relates to market price variability and reinvestment risk associated with changes in credit spreads. If issuer credit spreads widen or increase significantly over an extended period of time, it would likely result in additional other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. Credit spread tightening may also cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread. In addition, market volatility may make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes from market volatility, which could have a material effect on our results of operations or financial condition. Continuing challenges include continued weakness in the residential and commercial real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, and rating agency downgrades of various structured products and financial issuers. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, and declines in equity prices could continue to have a material effect on our results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions.
The exposure to equity risks relates to the potential for lower earnings associated with our equity-based Separate Accounts, where fee income is earned based upon account values. The decline in equity markets over the last two years has significantly reduced the account values and related fee income during that period. In addition, certain of our products offer guaranteed benefits which increase our potential benefit exposure and statutory capital exposure should equity markets decline. Due to declines in equity markets, our liability for these guaranteed benefits has significantly increased and our statutory capital position has decreased. Further sustained declines in equity markets may result in the need to devote significant additional capital to support these products.
Regulatory developments relating to the recent financial crisis may also significantly affect our operations in ways that we cannot predict. U.S. governmental or regulatory authorities, including the Securities and Exchange Commission, the New York Stock Exchange or the Financial Industry Regulatory Authority (“FINRA”), are considering enhanced or new regulatory requirements intended to prevent future crises or otherwise stabilize the institutions under their supervision. New regulations will likely affect critical matters, including capital requirements, and published proposals by insurance regulatory authorities that could reduce the pressure on our capital position may not be adopted or may be adopted in a form that does not afford as much capital relief as anticipated. If we fail to manage the impact of these developments effectively, our results of operations and financial condition could be materially affected.

Competitive Environment
Competitive factors may adversely affect financial results
Our competitors have applied for, and in some cases obtained, business method patents on such things as investment techniques, computerized methods of contract administration, and strategies to avoid or reduce taxes among others. Competition with such companies may materially affect our results of operations.
Regulatory and Legislative Risks
The insurance industry is heavily regulated and changes in regulation may adversely affect our results of operations
The insurance industry is subject to comprehensive state regulation and supervision. We are also impacted by federal legislation and administrative policies in areas such as financial services regulations and federal taxation. The primary purpose of state regulation of the insurance business is to protect policyholders. The laws of the various states establish insurance departments with broad powers to regulate such matters as: licensing companies to transact business, admitting statutory assets, regulating unfair trade and claims practices, establishing statutory reserve requirements and solvency standards, restricting various transactions between affiliates and regulating the types, amounts and valuation of investments. State insurance regulators, federal regulators and the National Association of Insurance Commissioners (“NAIC”) continually reexamine existing laws and regulations, and may impose changes in the future.
State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. As the amount and timing of an assessment is beyond our control, the liabilities established for these potential assessments may not be adequate.
Federal legislation and administrative policies in areas such as financial services regulation and federal taxation can adversely affect our results of operations. New interpretations of existing laws and the passage of new legislation may increase our claims exposure on policies we have issued previously, thus having an adverse effect on financial results.
Potential changes in federal or state tax laws, including changes impacting the availability of the Separate Accounts dividend received deduction, may adversely affect our business, results of operations, and financial condition
Changes in federal and state tax laws could make certain products the Company has sold less attractive to consumers. For example, enacted reductions in the federal income tax that individual investors are required to pay on dividends and capital gains on stocks and mutual funds provide an incentive for some customers and potential customers to shift assets into mutual funds, and away from variable annuity products. These enacted tax rate reductions may impact the relative attractiveness of annuities as compared to stocks and mutual funds. In addition, the Company benefits from certain tax benefits, such as dividends received deductions and tax credits.
Due in large part to the recent financial crisis that has affected many governments, there is an increasing risk that federal and/or state tax legislation could be enacted that would result in higher taxes on insurance companies and/or their policyholders. Although the specific form of any such potential legislation is uncertain, it may include lessening or eliminating some or all of the tax advantages currently benefiting the Company or its policyholders. This could occur in the context of deficit reduction or other tax reforms. The effects of any such changes could result in lapses of policies currently held and/or the incurrence of higher corporate taxes which could have a material adverse effect on financial condition and results of operations.
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

The mean reversion process will generally minimize changes in the rate of DAC, DSI and VOBA amortization as future market growth rates are adjusted to counter the current period market returns, subject to a floor and a cap return. For more information on DAC, DSI, and VOBA amortization, see “Item 6–Management’s Narrative Analysis of Results of Operations–Critical Accounting Policies” below.
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
The value of liabilities related to the guaranteed minimum withdrawal benefits (“GMWB”) for variable annuities are based on the fair value of the underlying benefit. The liabilities related to GMWB benefits valued at fair value are impacted by changes in equity markets, volatility and interest rates. Accordingly, strong equity markets and increases in interest rates will generally decrease the value of GMWB liabilities. Conversely, a decrease in the equity markets, along with a decrease in interest rates, will result in an increase in the value of GMWB liabilities we must record.
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
Credit Risk
Defaults in our bond portfolio may adversely affect profitability and shareholder’s equity
For general account products, we typically bear the risk for investment performance (return of principal and interest). We are exposed to credit risk on our fixed income portfolio (e.g. bonds). Some issuers have defaulted on their financial obligations for various reasons, including bankruptcy, lack of liquidity, downturns in the economy, downturns in the real estate values, operational failure, and fraud. Any event reducing the value of the fixed income portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations, and financial condition.
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
In periods of increasing interest rates, we may not be able to replace the assets in our general account with higher yielding assets needed to fund the higher crediting rates. We therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets.

In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments then available. Moreover, borrowers may prepay fixed income securities in our general account in order to borrow at lower market rates, which exacerbates this risk. As we are entitled to reset the interest rates on our fixed rate annuities only at limited, pre-established intervals, and since many of our policies have guaranteed minimum interest or crediting rates, our spreads could decrease and potentially become negative.
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
Liquidity Risk
Business and financial results may be adversely affected by an inability to sell assets to meet maturing obligations
We could be exposed to liquidity risk, which is the risk that we cannot quickly convert invested assets to cash without incurring significant losses. Our liquidity may be impaired due to circumstances that we may be unable to control, such as general market disruptions or an operational problem. Our ability to sell assets may also be impaired if other market participants are seeking to sell similar assets at the same time. The inability to sell assets to meet maturing obligations, a negative change in its credit ratings, or regulatory capital restrictions, may have an adverse effect on financial results.
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
Other Risks
A pandemic, terrorist attack or other catastrophic event may adversely affect our results of operations and liquidity
Our mortality experience may be adversely impacted by a catastrophic event. In addition, a severe catastrophic event may cause significant volatility in global financial markets, disruptions to commerce, and reduced economic activity. The resulting macroeconomic conditions may adversely affect our cash flows as well as the value and liquidity of our invested assets. We may also experience operational disruptions if our employees are unable or unwilling to come to work due to a pandemic or other catastrophe.
A computer system failure or security breach may disrupt our business, damage our reputation and adversely affect our results of operations, financial condition and cash flows
We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our business is highly dependent on our ability to access these systems to perform necessary business functions such as providing customer support, administering variable products, making changes to existing policies, filing and paying claims, managing our investment portfolios, and producing financial statements. While we have policies, procedures, automation and backup plans designed to prevent or limit the effect of failure, our computer systems may be vulnerable to disruptions or breaches as a result of natural disasters, man-made disasters, criminal activity, pandemics, or other events beyond our control. The failure of our computer systems for any reason could disrupt our operations, result in loss of customer business and may adversely affect our profitability.
We retain confidential information on our computer systems, including customer information and proprietary business information. Any compromise of the security of our computer systems that results in the disclosure of personally identifiable customer information could damage our reputation, expose us to litigation, increase regulatory scrutiny and require us to incur significant technical, legal, and other expenses.

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
The Company’s election to discontinue new sales at the present time creates a risk that the growth of future revenues may be limited and uncertain. Growth in revenues would thus be dependent on the market performance of the assets underlying the policies and the policy and rider fees received on a potentially declining number of policies in force.
The current economic environment has presented significant challenges to the Company’s ability to issue existing products at competitive returns. Further, new products designed to combat the volatile economic environment may not be able to be administered on existing company administrative systems. The Company’s election to discontinue new sales at the present time means that future growth in revenues may be limited. The uncertainty of the performance of the securities markets would also mean that where the Company’s revenues are dependent on fees or charges based on market value of investments underlying the policies, the Company’s revenues would also be uncertain. Further, as policyholders surrender their policies and the number of policies in force is reduced, and as policyholders die or otherwise withdraw value from their policies, the revenues that the Company receives for policy and rider administration, and for mortality and expense risks will likely decline over time. However, there remain a significant number of annuity and life insurance policies in force that will continue to be serviced and are expected to continue to generate revenues for the foreseeable future.
Global climate changes may have an adverse effect on our results of operations and financial condition
Atmospheric concentrations of carbon dioxide and other greenhouse gases have increased dramatically since the industrial revolution, resulting in a gradual increase in global average temperatures and an increase in the frequency and severity of natural disasters. These trends are expected to continue in the future and have the potential to impact nearly all sectors of the economy to varying degrees. Our initial research indicates that climate change does not pose an imminent or significant threat to our operations or business, but we will continue to monitor new developments in the future.
Climate change may impact asset prices as well as general economic conditions. Governmental policies to slow climate change may have an adverse effect on investment sectors such as utilities, transportation and manufacturing. Changes in asset prices may impact the value of our fixed income investments. We manage our investment risks by maintaining a well-diversified portfolio, both geographically and by sector. We also monitor our investments on an ongoing basis, allowing us to adjust our exposure to sectors and/or geographical areas that face severe risks due to climate change.
Item 1B. Unresolved Staff Comments
     Not Applicable.
Item 2. Properties
The Registrant’s home office is located at 4 Manhattanville Road, Purchase, New York. After March 31, 2010, the Registrant’s home office will be located at 440 Mamaroneck Avenue, Harrison, New York 10528. Personnel performing services for the Registrant operate in AUSA office space in Cedar Rapids, Iowa and St. Petersburg, Florida. An allocable share of the cost of each of the above mentioned premises was paid by the Registrant through the common cost allocation service agreement.
In addition, personnel performing services for the Registrant occupy office space in Jacksonville, Florida, which is owned by ML&Co. An allocable share of the cost of each of the above mentioned premises was paid by the Registrant through the transition services agreement between AUSA and ML&Co.
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
PART II
Item 4. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)	The Registrant is a wholly owned subsidiary of AUSA. There is no public trading market for the Registrant’s common stock.
During 2009, the Registrant did not receive a capital contribution from AUSA nor pay any dividends to AUSA. During 2008, the Registrant paid a $7.0 million cash dividend to AUSA. No other cash or stock dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of New York, notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. See Note 9 to the Registrant’s Financial Statements.
(b)	Not applicable.

(c)	Not applicable.
Item 5. Selected Financial Data
Information called for by this item is omitted pursuant to General Instruction I. of Form 10-K.
Item 6. Management’s Narrative Analysis of Results of Operations
This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.
Forward Looking Statements
The statements contained in this Report that are not historical facts are forward-looking statements as defined in the US Private Securities Litigation Reform Act of 1995. The following are words that identify such forward-looking statements: believe, estimate, target, intend, may, expect, anticipate, predict, project, counting on, plan, continue, want, forecast, should, would, is confident, will, and similar expressions as they relate to our Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include but are not limited to the following:
•	Changes in general economic conditions;

•	Changes in the performance of financial markets, including emerging markets, such as with regard to:
o	The frequency and severity of defaults by issuers in our fixed income investment portfolios; and

o	The effects of corporate bankruptcies and/or accounting restatements on the financial markets and the resulting decline in the value of equity and debt securities we hold;
•	The frequency and severity of insured loss events;

•	Changes affecting mortality and other factors that may impact the profitability of our insurance products;

•	Changes affecting interest rate levels and continuing low or rapidly changing interest rate levels;

•	Increasing levels of competition;

•	Changes in laws and regulations, particularly those affecting our operations, the products we sell, and the attractiveness of certain products to our customers;

•	Regulatory changes relating to the insurance industry in the jurisdictions in which we operate;

•	Lowering of one or more of the financial strength ratings and the adverse impact such action may have on the premium writings, policy retention, profitability and liquidity;

•	Acts of God, acts of terrorism, acts of war and pandemics;

•	Changes in the policies of central banks and/or governments;

•	Litigation or regulatory actions that could require us to pay significant damages or change the way we do business;

•	Customer responsiveness to both new products and distribution channels;

•	Competitive, legal, regulatory or tax changes that affect the distribution cost of or demand for our products; and

•	Our failure to achieve anticipated levels of earnings or operational efficiencies as well as other cost saving initiatives.

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
Business Overview
MLLICNY conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. As of September 30, 2009, the Company, in addition to no longer issuing life insurance products, is no longer issuing variable annuity and market value adjusted annuity products. The Company offered the following guaranteed benefits within its variable annuity product suite: guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and guaranteed minimum withdrawal benefits (“GMWB”).
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
In addition, the purchase method of accounting applied by AUSA to the acquired assets and liabilities associated with the Company has been “pushed down” to the financial statements of the Company, thereby establishing a new basis of accounting. As a result, the Company follows AUSA’s accounting policies subsequent to the acquisition date. This new basis of accounting is referred to as the “successor basis”, while the historical basis of accounting is referred to as the “predecessor basis’’. In general, all 2009 and 2008 amounts are representative of the successor basis of accounting while the Statements of Income, Stockholder’s Equity, Comprehensive Income, and Cash Flows amounts for 2007 are representative of the predecessor basis of accounting. Financial statements included herein for periods prior and subsequent to the acquisition date are labeled “Predecessor” and “Successor”, respectively.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ and could have a material impact on the financial statements, and it is possible that such changes could occur in the near term.

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
At December 31, 2009 and 2008, approximately, $9.2 million (or 8%) and $7.7 million (or 7%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale.
Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income (loss), net of taxes on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when credit-related declines in estimated fair value are deemed other-than-temporary.
Derivative Instruments
Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. As of December 31, 2009, the Company had 20 outstanding short futures contracts with a notional amount of $5.6 million. As of December 31, 2008, the Company had 10 outstanding short futures contracts with a notional amount of $2.3 million.
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

For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non credit portion). The credit loss is recognized in earnings and the non credit loss is recognized in other comprehensive income (“OCI”), net of applicable taxes and value of business acquired. Management records subsequent changes in the estimated fair value (positive and negative) of available-for-sale debt securities for which non credit OTTI was previously recognized in OCI in OCI-OTTI.
For the years ended December 31, 2009 and 2008, the Company recorded an OTTI in income, net of value of business acquired amortization, of $0.9 million and $0.5 million, respectively. The Company did not experience any realized investment losses due to other-than-temporary declines in fair value for the year ended December 31, 2007.
Deferred Policy Acquisition Costs (“DAC”)
The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At December 31, 2009 and 2008, variable annuities accounted for the Company’s entire DAC asset of $0.4 million and $0.4 million, respectively.
DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions.
The most significant assumptions involved in the estimation of future gross profits are future net Separate Accounts performance, surrender rates, mortality rates and reinsurance costs. For variable annuities, the Company generally establishes a long-term rate of net Separate Accounts growth. If returns over a determined historical period differ from the long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. The result is that the long-term rate is assumed to be realized over a specified period. However, the long-term rate may be adjusted if expectations change. This method for projecting market returns is known as reversion to the mean, a standard industry practice. At December 31, 2009, the reversion to the mean assumption was 7.25% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate, while at December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. Surrender and mortality rates for all variable contracts are based on historical experience and a projection of future experience.
Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the years ended December 31, 2009 and 2008 there was less than $0.1 million of DAC unlocking impacting pre-tax income. For the year ended December 31, 2007, there was a favorable impact to pre-tax income related to DAC unlocking of $1.8 million. See Note 6 to the Financial Statements for a further discussion.
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

The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At December 31, 2009 and 2008, variable annuities accounted for the Company’s entire DSI asset of $0.1 million and $0.2 million, respectively. See Note 6 to the Financial Statements for a further discussion.
Value of Business Acquired (“VOBA”)
VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. In addition, MLLICNY utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. This practice assumes that the expectations for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. At December 31, 2009, the reversion to the mean assumption was 7.25% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate, while at December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. At December 31, 2009 and 2008, the Company’s VOBA asset was $31.0 million and $41.5 million, respectively. For the years ended December 31, 2009 and 2008, the unfavorable impact to pre-tax income related to VOBA unlocking was $0.5 million and $2.5 million, respectively. For the years ended December 31, 2009 and 2008, there was an impairment charge of $7.2 million and $4.3 million, respectively. See Note 5 to the Financial Statements for a further discussion.
Other Intangibles
Other intangibles that were acquired at the acquisition date include a distribution agreement, a tradename, and a non-compete agreement. At December 31, 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co. distribution channel instead of continuing to sell new variable annuities on the Company. As a result of this decision, an impairment charge of $6.8 million was taken for the entire unamortized other intangible balance at December 31, 2008. Prior to December 31, 2008, the tradename and the non-compete agreements were amortized on a straight-line basis over their useful life of five years. The distribution intangible was amortized over the expected economic benefit period and at a pace consistent with the expected future gross profit streams generated from the distribution agreement, which was thirty years. The entire asset amount had been allocated to annuities. See Note 5 to the Financial Statements for a further discussion.
Goodwill
Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause MLLICNY to review the carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down to fair value based primarily on discounted cash flows. At December 31, 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co. distribution channel instead of continuing to sell new variable annuities on the Company. As a result of this decision, an impairment charge was taken for the majority of the goodwill balance ($3.1 million) at December 31, 2008. The remaining amount of $0.5 million at December 31, 2009 and 2008 relates to MLLICNY’s state licenses. See Note 5 to the Financial Statements for a further discussion.
Policyholder Account Balances
The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at December 31, 2009 and 2008 were $125.3 million and $135.1 million, respectively.
Future Policy Benefits
Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation.

These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At December 31, 2009 and 2008, future policy benefits were $18.5 million and $19.9 million, respectively.
Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At December 31, 2009 and 2008, GMDB and GMIB liabilities included within future policy benefits were as follows:

	December 31,
(dollars in millions)	2009	2008
GMDB liability	$0.3	$0.5
GMIB liability	2.5	1.1
The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the years ended December 31, 2009, 2008, and 2007, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was ($0.2) million, ($2.3) million, and $1.2 million, respectively.
Future policy benefits also include liabilities, which can be either positive or negative, for contracts containing GMWB provisions and for the reinsurance of GMIB provisions (“GMIB reinsurance”) for variable annuities based on the fair value of the underlying benefit. GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host variable annuity contract. The fair value of these guarantees are calculated as the present value of future expected payments to policyholders less the present value of assessed rider fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions.
At December 31, 2009 and 2008, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

	December 31,
(dollars in millions)	2009	2008
GMWB liability	$1.3	$4.3
GMIB reinsurance asset	(5.7)	(7.4)
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
Specific estimates include the realization of dividend-received deductions (“DRD”) and foreign tax credits (“FTC”). A portion of the Company’s investment income related to Separate Accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year’s provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. See Note 8 to the Financial Statements for a further discussion.
The valuation allowance for deferred tax assets at December 31, 2009 was $3.7 million. There was no valuation allowance at December 31, 2008. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of further taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.
The Company files a return in the U.S. federal tax jurisdiction and various state tax jurisdictions. As a result of the Company’s election for federal income tax purposes of Internal Revenue Code Section 338, the predecessor is responsible for any uncertain tax positions that existed prior to the acquisition date.

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
ASC 820, Fair Value Measurements and Disclosures
•	The Company adopted guidance on measuring the fair value of certain alternative investments (i.e., investments in hedge funds, private equity funds, venture capital funds, offshore fund vehicles, funds of funds, and real estate funds) as of the period ended December 31, 2009 (ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)).

•	The Company adopted guidance, as of the period ended December 31, 2009, which clarified that when a quoted price in an active market for an identical liability is not available, an entity should measure fair value using an approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs (ASU 2009-05, Measuring Liabilities at Fair Value).

•	The Company adopted guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly as of the period ended June 30, 2009. This guidance was formerly known as FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and supersedes guidance formerly known as FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.

•	The Company adopted guidance requiring disclosures about fair value of financial instruments in interim reporting periods as well as annual periods as of the period ended June 30, 2009. This guidance was formerly known as FSP No. FAS 107-1 and Accounting Principles Board Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments.

•	On January 1, 2008, the Company adopted guidance providing a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. This guidance was formerly known as SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.

•	On January 1, 2008, the Company adopted guidance that defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. This guidance was formerly known as SFAS No. 157, Fair Value Measurements.

ASC 855, Subsequent Events
The Company adopted guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued as of the period ended June 30, 2009. In addition, the Company adopted revisions to this guidance for the period ending December 31, 2009. This guidance was formerly known as SFAS No. 165, Subsequent Events.
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
ASC 820, Fair Value Measurements and Disclosures
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which includes new disclosures and clarifications of existing disclosures about fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2009 except for disclosures about purchases, sales, issuances, and settlements in the Level 3 roll forward, which are effective for fiscal years beginning after December 15, 2010. The Company will adopt the guidance on January 1, 2010 and 2011, as appropriate.
New Business
The Company’s marketing emphasis, prior to September 30, 2009, had been on the sale of variable annuity products. These products were designed to address the retirement planning needs of ML&Co. clients. Each variable annuity product was designed to provide tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios.

Total direct deposits decreased $7.0 million during 2009 as compared to 2008. Total direct deposits (including internal exchanges) were as follows:

	Successor		Predecessor
(dollars in millions)	2009	2008	2007
Variable annuity deposits	$2.8	$9.8	$36.6
All other deposits	0.1	0.1	0.1

Total direct deposits	$2.9	$9.9	$36.7

The decrease in variable annuity deposits during 2009 and 2008 was primarily due to volatile equity markets as well as the Company discontinuing the sale of variable annuity products in 2009. All other deposits include deposits on discontinued modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts. There were no internal exchanges during 2009. Internal exchanges during 2008 and 2007 were $0.8 million and $4.2 million, respectively.
Surrenders
Policy and contract surrenders decreased $19.1 million (or 24%) to $59.4 million during 2009 as compared to 2008. Policy and contract surrenders decreased $46.5 million (or 37%) to $78.5 million during 2008 as compared to 2007. The decrease is primarily due to the decline in the equity markets in late 2008 and early 2009.
Financial Condition
At December 31, 2009, the Company’s assets were $909.8 million or $39.9 million higher than the $869.8 million in assets at December 31, 2008. Assets excluding Separate Accounts assets decreased $5.8 million. Separate Accounts assets, which represent 71% of total assets, increased $45.7 million (or 8%) to $644.1 million. Changes in Separate Accounts assets were as follows:

(dollars in millions)	2009
Investment performance	$116.7
Deposits	2.9
Policy fees and charges	(13.0)
Surrenders, benefits and withdrawals	(60.9)

Net change	$45.7

There were no fixed contract owner deposits in 2009, 2008 and 2007. During 2009, 2008 and 2007, fixed contract owner withdrawals were $8.2 million, $9.4 million and $3.0 million, respectively.
Investments
The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents.

The following schedule identifies MLLICNY’s general account invested assets by type at December 31:

	2009	2008
Fixed maturity securities
Investment grade fixed maturity securities	48%	51%
Below investment grade fixed maturity securities	2	3

Total fixed maturity securities	50	54

Equity securities	—	—
Cash and cash equivalents	22	14
Policy loans	28	32

	100%	100%

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

		Net
	Unrealized	Unrealized	Total
	OTTI	Loss on	Cumulative
	on Available-	Available-	Effect
	For-Sale	For-Sale	Adjustment
(dollars in millions)	Securities	Securities	in OCI
Increase in amortized cost of available-for-sale securities	$0.1	$0.1	$0.2
Change in VOBA	—	(0.1)	(0.1)

Net cumulative effect adjustment	$0.1	$—	$0.1

The cumulative effect adjustment was calculated for all available-for-sale securities held as of April 1, 2009, for which an OTTI was previously recognized, but as of April 1, 2009, the Company did not intend to sell the security and it was not more likely than not that the Company would be required to sell the security before recovery of its amortized cost, by comparing the present value of cash flows expected to be received as of April 1, 2009, to the amortized cost basis of the available-for-sale securities. The discount rate used to calculate the present value of the cash flows expected to be collected was the rate for each respective available-for-sale security in effect before recognizing any OTTI. In addition, because the carrying amount of VOBA is adjusted for the effects of realized and unrealized gains and losses on available-for-sale securities, the Company recognized a true-up to the VOBA balances for this cumulative effect adjustment.

The amortized cost and estimated fair value of investments in fixed maturity and equity securities at December 31, 2009 and 2008 were:

	December 31, 2009
						% of
	Amortized	Gross Unrealized			Estimated	Estimated
(dollars in millions)	Cost	Gains	Losses	OTTI (1)	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$12.9	$0.5	$(0.3)	$—	$13.1	11%
Industrial	46.0	3.0	—	—	49.0	43
Utility	3.3	0.2	—	—	3.5	3
Asset-backed securities
Housing related	2.4	—	(0.2)	—	2.2	2
Credit cards	2.8	0.1	—	—	2.9	3
Autos	2.0	0.1	—	—	2.1	2
Commercial mortgage-backed securities — non agency backed	25.8	0.3	(0.6)	—	25.5	22
Residential mortgage-backed securities
Agency backed	7.9	0.3	—	—	8.2	7
Non agency backed	1.1	—	(0.2)	—	0.9	1
Government and government agencies
United States	3.2	—	(0.1)	—	3.1	3
Foreign	3.5	0.1	(0.2)	—	3.4	3

Total fixed maturity securities	110.9	4.6	(1.6)	—	113.9	100

Equity securities — banking securities	0.1	—	—	—	0.1	—

Total equity securities	0.1	—	—	—	0.1	—

Total fixed maturity and equity securities	$111.0	$4.6	$(1.6)	$—	$114.0	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2008
						% of
	Amortized	Gross Unrealized			Estimated	Estimated
(dollars in millions)	Cost	Gains	Losses	OTTI	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$17.4	$—	$(2.1)	$—	$15.3	13%
Industrial	56.5	0.6	(4.4)	—	52.7	46
Utility	4.4	—	(0.1)	—	4.3	4
Asset-backed securities
Housing related	2.8	—	(0.1)	—	2.7	2
Credit cards	2.7	—	(0.5)	—	2.2	2
Autos	2.0	—	(0.2)	—	1.8	2
Commercial mortgage-backed securities — non agency backed	24.8	—	(5.0)	—	19.8	17
Residential mortgage-backed securities
Agency backed	9.7	0.2	(0.1)	—	9.8	8
Non agency backed	1.4	—	(0.5)	—	0.9	1
Government and government agencies
United States	2.2	0.1	—	—	2.3	2
Foreign	4.0	0.2	(0.2)	—	4.0	3

Total fixed maturity securities	127.9	1.1	(13.2)	—	115.8	100

Equity securities
Banking securities	0.1	—	(0.1)	—	—	—
Other financial services securities	0.2	—	—	—	0.2	—

Total equity securities	0.3	—	(0.1)	—	0.2	—

Total fixed maturity and equity securities	$128.2	$1.1	$(13.3)	$—	$116.0	100%

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent and ability to hold to recovery. Additionally, for asset-backed securities (“ABS”), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired as of December 31, 2009.
Nine issuers represent more than 5% of the total unrealized loss position, comprised of three commercial mortgage-backed securities (“CMBS”) holdings, two capital securities within the financial services sector, two government securities, one ABS subprime mortgage and one residential mortgage-backed security (“RMBS”). The Company‘s CMBS unrealized loss is $0.6 million and relates to LBUBS Commercial Mortgage Tranche 2006-C7, Morgan Stanley Capital I 2005- HQ6 and Morgan Stanley Capital I 2006-HQ9. These are CMBS that contain fixed income positions where our holdings are all rated investment grade. The Company’s RMBS unrealized loss is $0.2 million and relates to GSR Mortgage Loan Tranche 2005-AR5. GSR Mortgage Loan Tranche 2005-AR5 is a securitized portfolio of RMBS that contains fixed income positions where our holding is rated below investment grade. The Company’s ABS subprime mortgage unrealized loss is $0.2 million and relates to Conseco Fin Sec Corp 2001-C, which is a fixed rate first lien subprime mortgage security that is rated investment grade. The Company‘s investment grade capital securities have an unrealized loss of $0.3 million and were issued by Wells Fargo & Company and JP Morgan Chase & Co. The Company’s government and government agencies securities which have an unrealized loss of $0.2 million, were issued in Venezuela and Quebec, and are rated below investment grade and investment grade, respectively.

Financial Services Sectors
MLLICNY’s $0.3 million of gross unrealized losses within the financial services sector has an estimated fair value of $3.8 million. The majority of the unrealized loss in the financial services sector relates to the banking sub-sector which has $0.3 million of gross unrealized losses on securities with an estimated fair value of $2.3 million. Companies within MLLICNY’s financial services sector are generally high in credit quality and, as a whole, represent a large portion of the corporate debt market. The extreme stress on the capital base of banks within the sector has been significantly reduced following unprecedented liquidity and capital support from major governments over the last year.
Fundamentals remain somewhat weakened by the global recession and some companies remain dependent on government support. However, funding concerns have largely abated as capital markets have reopened and investor confidence is returning to the sector. In addition, the sector has raised a significant amount of capital, creating a large buffer to help absorb rising credit losses. Following the unprecedented global market turmoil, regulators are likely to strengthen capital requirements for the sector as a whole as well as implement additional regulatory controls and oversight. All of the securities in an unrealized loss position are rated investment grade.
Banking
The overall exposure to the banking sub-sector in the Company’s portfolio is of high quality. The unrealized losses in the banking sub-sector primarily reflect low floating rate coupons on some securities, and credit spread widening due to economic weakness and market concerns that deeply subordinated securities will not be supported by the government. Government initiatives put into place during 2008 and 2009 have been largely successful in reopening the funding markets though lending remains cautious in some sectors of the economy. Many banks have benefited from both direct assistance (government capital injections, asset relief plans and government guarantees on debt) and indirect assistance (various government liquidity measures, including short-term funding facilities). Included in the Company’s banking exposure are hybrid securities, which typically have an original maturity of more than thirty years, may be perpetual, and were designed to receive enhanced equity credit from rating agencies. In addition, they have other features that may not be consistent across issues such as a cumulative or non-cumulative coupon, capital replacement language and an alternative payment mechanism. The Company’s exposure to hybrid securities in an unrealized loss is all rated investment grade and there is little risk of payment interruption. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss and does not consider those investments to be impaired as of December 31, 2009.
There are no individual issuers rated below investment grade in this sub-sector which have an unrealized loss position greater than $0.2 million.
Asset-Backed Securities – Housing Related
ABS Housing Related securities are secured by pools of residential mortgage loans primarily those which are categorized as subprime. The unrealized loss is primarily due to decreased liquidity and increased credit spreads in the market combined with significant increases in expected losses on loans within the underlying pools. Expected losses within the underlying pools are generally higher than original expectations, primarily in certain later-vintage adjustable rate mortgage loan pools, which has led to some rating downgrades in these securities.
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
All ABS housing related securities are monitored and reviewed on a monthly basis with detailed cash flow models using the current collateral pool and capital structure on the portfolio quarterly. Model output is generated under base and several stress-case scenarios. ABS housing asset specialists utilize widely recognized industry modeling software to perform a loan-by-loan, bottom-up approach to modeling. The ABS housing models incorporate external estimates on property valuations, borrower characteristics, propensity of a borrower to default or prepay and the overall security structure. Defaults were estimated by identifying the loans that are in various delinquency buckets and defaulting a certain percentage of them over the near-term and long-term. Recent payment history, a percentage of on-going delinquency rates and a constant prepayment rate are also incorporated into the model. Once the entire pool is modeled, the results are closely analyzed by the asset specialist to determine whether or not our particular tranche or holding is at risk for payment interruption. Holdings are impaired to the net present value of projected future cash flows where loss events have taken place or are projected to take place that would affect future cash flows on our particular tranche.

As the unrealized losses in the ABS housing related portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired as of December 31, 2009.
There are no individual issuers rated below investment grade in this sector which have an unrealized loss position greater than $0.2 million.
Commercial Mortgage-Backed Securities
CMBS are securitizations of underlying pools of mortgages on commercial real estate. The underlying mortgages have varying risk characteristics and are pooled together and sold in different rated tranches. All of the Company’s CMBS holdings are conduit securities. Over 96% of the Company’s exposure to CMBS is AAA rated, with the majority of these positions being AAA — senior rated securities. The following tables summarize the Company’s CMBS exposure by rating and vintage at December 31:

	2009
			Net
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI
AAA — Senior	$23.1	$23.4	$0.3
AAA — Junior	1.7	1.4	(0.3)
A	1.0	0.7	(0.3)

Total	$25.8	$25.5	$(0.3)

	2008
			Net
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI
AAA — Senior	$22.2	$18.6	$(3.6)
AAA — Mezzanine	0.9	0.5	(0.4)
AAA — Junior	1.7	0.7	(1.0)

Total	$24.8	$19.8	$(5.0)

	2009
	Estimated Fair Value by Vintage
(dollars in millions)	2005&Prior	2006	2007	2008	2009	Total
AAA — Senior (a)	$4.2	$19.2	$—	$—	$—	$23.4
AAA — Junior	0.7	0.7	—	—	—	1.4
A	—	0.7	—	—	—	0.7

Total	$4.9	$20.6	$—	$—	$—	$25.5

	2008
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	2008	Total
AAA — Senior (a)	$0.4	$3.2	$15.0	$—	$—	$18.6
AAA — Mezzanine	—	—	0.5	—	—	0.5
AAA — Junior	—	0.4	0.3	—	—	0.7

Total	$0.4	$3.6	$15.8	$—	$—	$19.8

(a)	All 2004 & Prior AAA’s are classified as ‘AAA — Senior’. This was prior to the market convention of Credit Enhanced tiering within AAA’s, which started in 2005.
All CMBS securities of the Company are monitored and modeled under base and several stress-case scenarios by asset specialists. A widely recognized industry modeling software is used to perform a loan-by-loan, bottom-up approach. This methodology also incorporates external estimates on the property market, capital markets, property cash flows, and loan structure.

Results are then closely analyzed by the asset specialist to determine whether or not a principal or interest loss is expected to occur. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to the net present value of projected future cash flows.
The gross unrealized loss on CMBS is $0.6 million. Over the past 18 months, the commercial real estate market has continued to soften. As property fundamentals deteriorate, CMBS loan delinquencies have been climbing at the same time. The introduction of the 20% and 30% credit enhanced classes within the 2005-2008 vintage deals provide some offset to these negative fundamentals. While the CMBS sector is beginning to show signs of improvement, the lending market remains limited as lenders have become more conservative with underwriting standards, property transactions have diminished greatly, and higher mortgage spreads have curtailed borrowing. A lack of liquidity in the market combined with a broad re-pricing of risk has led to increased credit spreads across the credit classes. As the unrealized losses in the CMBS portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired as of December 31, 2009.
There are no individual issuers rated below investment grade in this sub-sector which have an unrealized loss position greater than $0.2 million.
Residential Mortgage-Backed Securities
RMBS are securitizations of underlying pools of non-commercial mortgages on real estate. The underlying residential mortgages have varying credit ratings and are pooled together and sold in tranches. The majority of the Company’s RMBS unrealized losses relate to whole loan passthroughs.
All RMBS securities of the Company are monitored and reviewed on a monthly basis with detailed modeling completed on the portfolio quarterly. Model output is generated under base and several stress-case scenarios. RMBS asset specialists utilize widely recognized industry modeling software to perform a loan-by-loan, bottom-up approach to modeling. Models incorporate external loan-level analytics to identify the riskiest securities. The results from the models are then closely analyzed by the asset specialist to determine whether or not a principal or interest loss is expected to occur. Positions are impaired to the net present value of projected future cash flows where loss events have taken place or are projected to take place that would affect future cash flows.
The unrealized loss on RMBS is $0.2 million and is attributed to the B rated generic shelf name, GSR MTGE LN TR 2005-AR5 (“GSR”). The Company’s amortized cost in GSR is $1.1 million and the deal contains its own unique pool of collateral and represents a separate and distinct trust. The combination of low floating-rate reset margins, slow prepayment speeds, severe illiquidity in the market for near-prime securities, and the unprecedented level of mortgage-related credit spread widening have pushed the overall market value as a percent of amortized cost on all RMBS bonds in an unrealized loss position to 80%.
As the unrealized losses in the RMBS portfolio relates to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired as of December 31, 2009.
There are no other individual issuers rated below investment grade in the RMBS sector which have unrealized loss positions greater than $0.2 million.
At December 31, 2009 and 2008, approximately $8.2 million (or 24%) and $9.8 million (or 32%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.
Government and Government Agencies
Government and Government Agencies exposure relates to government issued securities including Venezuelan and Canadian government bonds and US Treasury bonds. Global economic concerns have adversely affected the market values on all but the strongest rated government debt. All of the issuers in the government and government agencies sector continue to make payments in accordance with the original bond agreements. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss and does not consider the positions to be impaired as of December 31, 2009.
There are no individual issuers rated below investment grade in this sector which have an unrealized loss position greater than $0.2 million.

The amortized cost and estimated fair value of fixed maturity securities by rating agency equivalent were:

	December 31, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(dollars in millions)	Cost	Value	Cost	Value
AAA	$40.2	$40.4	$46.2	$40.7
AA	9.2	9.5	9.7	9.4
A	35.6	37.0	35.0	33.8
BBB	20.9	22.1	29.8	26.5
Below investment grade	5.0	4.9	7.2	5.4

Total fixed maturity securities	$110.9	$113.9	$127.9	$115.8

Investment grade	95%	96%	94%	95%
Below investment grade	5%	4%	6%	5%
The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At December 31, 2009 approximately $3.7 million (or 3%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s. This compares to $2.6 million (or 2%) of BBB- rated fixed maturity securities at December 31, 2008. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.
Unrealized gains (losses) incurred during 2009 and 2008 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. The Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.
Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade securities were as follows:

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI (1)
Investment Grade Securities
Less than or equal to six months
Corporate bonds — industrial	$1.0	$1.0	$—
Government and government agencies
United States	1.9	1.9	—
Foreign	2.2	2.3	(0.1)

Total fixed maturity and equity securities	5.1	5.2	(0.1)

Greater than six months but less than or equal to one year
Corporate bonds — industrial	0.3	0.3	—
Asset-backed securities — housing related	0.7	0.7	—
Government and government agencies — United States	1.0	1.1	(0.1)

Total fixed maturity and equity securities	2.0	2.1	(0.1)

Greater than one year
Corporate bonds — financial services	3.8	4.1	(0.3)
Asset-backed securities — housing related	1.5	1.7	(0.2)
Commercial mortgage-backed securities — non agency backed	6.0	6.6	(0.6)

Total fixed maturity and equity securities	$11.3	$12.4	$(1.1)

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI (1)
Investment Grade Securities (continued)
Total of all investment grade securities
Corporate bonds
Financial services	$3.8	$4.1	$(0.3)
Industrial	1.3	1.3	—
Asset-backed securities — housing related	2.2	2.4	(0.2)
Commercial mortgage-backed securities — non agency backed	6.0	6.6	(0.6)
Government and government agencies
United States	2.9	3.0	(0.1)
Foreign	2.2	2.3	(0.1)

Total fixed maturity and equity securities	$18.4	$19.7	$(1.3)

Total number of securities in a continuous unrealized loss position			25

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI
Investment Grade Securities
Less than or equal to six months
Corporate bonds
Financial services	$5.9	$6.4	$(0.5)
Industrial	20.5	22.7	(2.2)
Utility	1.2	1.2	—
Asset-backed securities
Housing related	2.1	2.2	(0.1)
Credit cards	2.2	2.7	(0.5)
Autos	1.8	2.0	(0.2)
Commercial mortgage-backed securities — non agency backed	18.9	22.9	(4.0)
Residential mortgage-backed securities — agency backed	1.5	1.6	(0.1)
Government and government agencies — foreign	0.3	0.3	—
Equity securities — banking securities	—	0.1	(0.1)

Total fixed maturity and equity securities	54.4	62.1	(7.7)

Greater than six months but less than or equal to one year
Corporate bonds
Financial services	6.3	8.1	(1.8)
Industrial	7.0	7.5	(0.5)
Utility	1.6	1.6	—
Commercial mortgage-backed securities — non agency backed	0.9	1.9	(1.0)
Residential mortgage-backed securities — non agency backed	0.9	1.4	(0.5)

Total fixed maturity and equity securities	$16.7	$20.5	$(3.8)

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI
Investment Grade Securities (continued)
Total of all investment grade securities
Corporate bonds
Financial services	$12.2	$14.5	$(2.3)
Industrial	27.5	30.2	(2.7)
Utility	2.8	2.8	—
Asset-backed securities
Housing related	2.1	2.2	(0.1)
Credit cards	2.2	2.7	(0.5)
Autos	1.8	2.0	(0.2)
Commercial mortgage-backed securities — non agency backed	19.8	24.8	(5.0)
Residential mortgage-backed securities
Agency backed	1.5	1.6	(0.1)
Non agency backed	0.9	1.4	(0.5)
Government and government agencies — foreign	0.3	0.3	—
Equity securities — banking securities	—	0.1	(0.1)

Total fixed maturity and equity securities	$71.1	$82.6	$(11.5)

Total number of securities in a continuous unrealized loss position			108
Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade securities were as follows:

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI (1)
Below Investment Grade Securities
Greater than one year
Corporate bonds — industrial	$0.5	$0.5	$—
Residential mortgage-backed securities — non agency backed	0.9	1.1	(0.2)
Government and government agencies — foreign	0.4	0.5	(0.1)
Equity securities — banking securities	0.1	0.1	—

Total fixed maturity and equity securities	$1.9	$2.2	$(0.3)

Total number of securities in a continuous unrealized loss position			4

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI
Below Investment Grade Securities
Less than or equal to six months
Corporate — industrial	$4.0	$5.1	$(1.1)
Government and government agencies — foreign	0.7	0.9	(0.2)

Total fixed maturity and equity securities	4.7	6.0	(1.3)

Greater than six months but less than or equal to one year
Corporate — industrial	0.1	0.5	(0.4)
Equity securities — other financial services securities	0.1	0.2	(0.1)

Total fixed maturity and equity securities	0.2	0.7	(0.5)

Total of all below investment grade securities
Corporate — industrial	4.1	5.6	(1.5)
Government and government agencies — foreign	0.7	0.9	(0.2)
Equity securities — other financial services securities	0.1	0.2	(0.1)

Total fixed maturity and equity securities	$4.9	$6.7	$(1.8)

Total number of securities in a continuous unrealized loss position			18
Gross unrealized losses and OTTI on available-for-sale below investment grade securities represented 21% and 14% of total gross unrealized losses and OTTI on all available-for-sale securities at December 31, 2009 and 2008, respectively. Generally below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2009.
Details underlying available-for-sale securities below investment grade and in an unrealized loss and OTTI position were as follows:

		December 31, 2009
	Ratio of			Gross
	Amortized Cost	Estimated		Unrealized
	to Estimated	Fair	Amortized	Losses and
(dollars in millions)	Fair Value	Value	Cost	OTTI
Greater than one year
	70% to 100%	$1.9	$2.2	$(0.3)

Total		$1.9	$2.2	$(0.3)

		December 31, 2008
	Ratio of			Gross
	Amortized Cost	Estimated		Unrealized
	to Estimated	Fair	Amortized	Losses and
(dollars in millions)	Fair Value	Value	Cost	OTTI
Less than or equal to six months
	70% to 100%	$3.6	$4.1	$(0.5)
	40% to 70%	1.1	1.9	(0.8)

		4.7	6.0	(1.3)

Greater than six months but less than or equal to one year
	70% to 100%	0.2	0.2	—
	Below 40%	—	0.5	(0.5)

		0.2	0.7	(0.5)

Total		$4.9	$6.7	$(1.8)

The majority of assets depressed over 20% and greater than one year at December 31, 2009 are primarily related to RMBS. As there has been no impact to expected future cash flows, the Company does not consider the underlying investments to be impaired as of December 31, 2009.
Subprime Mortgage Investments
Subprime mortgages are loans to homebuyers who have weak or impaired credit histories. In recent years, the market for these loans has expanded rapidly. During that time, however, lending practices and credit assessment standards grew steadily weaker. As a result, the market is now experiencing a sharp increase in the number of loan defaults. Investors in subprime mortgage assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes ABS issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below 660 at issuance. The Company also categorizes ABS issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660 at issuance. The estimated fair value of the subprime mortgage investments at December 31, 2009 and 2008 was $2.2 million and $2.8 million, respectively, entirely in first lien — fixed rate, AAA quality and vintages prior to 2004.
OTTI
The Company’s impairment losses were $0.9 million for the year ended December 31, 2009 with no VOBA amortization. For the year ended December 31, 2008, impairment losses were $0.5 million, net of VOBA amortization. There were no impairment losses for the year ended December 31, 2007. During 2009, the Company impaired its holdings of preferred stock in CIT Group, Inc. for $0.3 million and its holding in Harrah’s Entertainment Inc. (“Harrah’s) to fair value for $0.3 million. Five unique issuers accounted for the remaining gross impairment of $0.3 million during 2009. During 2008, the Company impaired its holding in Harrah’s to fair value for $0.3 million. Six unique issuers accounted for the remaining gross impairments of $0.3 million during 2008.
The Company adopted revised guidance on the recognition and presentation of OTTI as of June 30, 2009. The gross cumulative effect of this adoption was a $0.2 million adjustment to retained earnings and amortized cost for the non credit related portion of previously recorded impairments on securities still in inventory at April 1, 2009. Of this, $0.1 million related to non credit impairments recorded in income during the first quarter of 2009. The current balance in OCI relating to OTTI at December 31, 2009 is zero as all “previously impaired” assets with OTTI in OCI were sold during 2009.
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

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended 2009 with increases of 19%, 44% and 23%, respectively, from 2008. The Dow, NASDAQ and S&P ended 2008 with decreases of 34%, 41% and 38%, respectively, from 2007.
Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 74% of Separate Accounts assets were invested in equity-based mutual funds at December 31, 2009. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.
During 2009, average variable account balances decreased $171.7 million (or 22%) to $601.1 million as compared to the same period in 2008. The decrease in average variable account balances contributed $2.8 million to the decrease in asset-based policy charge revenue during 2009, as compared to the same period in 2008.
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
The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	2009	2008
Average medium term interest rate yield (a)	1.43%	0.89%
Increase (decrease) in medium term interest rates (in basis points)	54	(249)
Credit spreads (in basis points) (b)	200	735
Expanding (contracting) of credit spreads (in basis points)	(535)	505

Increase (decrease) on market valuations: (in millions)
Available-for-sale investment securities	$15.2	$(12.2)
Interest-sensitive policyholder liabilities	0.3	(0.1)

Net change on market valuations	$15.5	$(12.3)

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.

(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.
At December 31, 2009 and 2008, MLLICNY had 1,151 and 1,232 life insurance and annuity contracts inforce with interest rate guarantees, respectively. The estimated average rate of interest credited on behalf of contract owners was 4.03% and 4.11% during 2009 and 2008, respectively. Total invested assets supporting these liabilities with interest rate guarantees had an estimated average effective yield of 3.63% and 5.34% during 2009 and 2008, respectively. In 2009, the number of life insurance and annuity contracts inforce with interest rate guarantees decreased 81 (or 7%) as compared to 2008.

Liquidity and Capital Resources
Liquidity
The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 2009 and 2008, The Company’s assets included $158.5 million and $140.4 million, respectively, of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.
Capital Resources
During 2009, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA. During 2008, the Company paid an ordinary cash dividend of $7.0 million to AUSA.
The Company and AUSA are parties to a “keepwell” agreement which, subject to its terms, commits AUSA to maintain MLLICNY at a minimum net worth.
Statutory Principles and Risk-Based Capital (“RBC”)
In order to continue to issue annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting principles differ from GAAP in two major respects. First, under statutory accounting principles, the acquisition costs of new business are charged to expense, while under GAAP they are amortized over a period of time. Second, under statutory accounting principles, the required additions to statutory reserves are calculated under different rules than under GAAP.
The National Association of Insurance Commissioners utilizes the RBC adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. At December 31, 2009 and 2008, based on the RBC formula, the Company’s total adjusted capital levels were well in excess of the minimum amount of capital required to avoid regulatory action.
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
The following table summarizes the Company’s ratings as of March 25, 2010:

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

Commitments and Contingencies
The following table summarizes the Company’s policyholders’ obligations as of December 31, 2009:

	Less	One To	Four To	More
	Than One	Three	Five	Than Five
(dollars in millions) (a)	Year	Years	Years	Years	Total
General accounts	$16.7	$29.3	$22.2	$81.4	$149.6
Separate Accounts	84.8	160.3	116.5	406.6	768.2

	$101.5	$189.6	$138.7	$488.0	$917.8

(a)	The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on management’s best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business in force. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with the Company’s historical experience, modified for recently observed trends. Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and are before deduction of tax and before reinsurance. The liability amounts in the Company’s Financial Statements reflect the discounting for interest as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts.
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
The costs associated with acquiring contract owner deposits (DAC) are amortized over the period in which the Company anticipates holding those funds, as noted in the Critical Accounting Policies section above. Insurance expenses and taxes reported in the Statements of Income are net of amounts deferred. In addition, the Company incurs expenses associated with the maintenance of in force contracts.
2009 compared to 2008
For the years ended December 31, 2009 and 2008, MLLICNY recorded a net loss of ($6.2) million and ($2.2) million, respectively. The decrease in income during 2009 as compared to 2008 was primarily due to the 2009 net realized investment losses, increased VOBA amortization and impairments, and the 2009 valuation allowance on deferred tax assets partially offset by the 2008 goodwill and other intangibles impairment charge.

Policy charge revenue decreased $3.7 million (or 20%) to $14.8 million during 2009, as compared to $18.5 million in 2008. The following table provides the changes in policy charge revenue by type for each respective period:

(dollars in millions)	2009	2008	Change
Asset-based policy charge revenue	$8.8	$11.6	$(2.8	) (a)
Guaranteed benefit based policy charge revenue	1.4	1.3	0.1
Non-asset based policy charge revenue	4.6	5.6	(1.0	) (b)

Total policy charge revenue	$14.8	$18.5	$(3.7)

(a)	Asset-based policy charge revenue was negatively impacted by the decrease in average variable account balances during late 2008 and early 2009.

(b)	The decrease in non-asset based policy charge revenue was primarily due to the run-off of the life business as well as less paid up additions during 2009 as a result of poor equity market performance in 2008.
Net realized investment gains (losses) decreased $3.7 million to ($2.9) million during 2009 as compared to $0.8 million in 2008. The following table provides the changes in net realized investment gains (losses) by type:

(dollars in millions)	2009	2008	Change
Credit related gains (losses)	$(0.6)	$(0.5)	$(0.1)
Interest related gains (losses)	(0.3)	(0.1)	(0.2)
Equity related gains (losses)	(2.0)	1.3	(3.3	) (a)
Associated amortization of VOBA	—	0.1	(0.1)

Total net realized investment gains (losses)	$(2.9)	$0.8	$(3.7)

Write-downs for OTTI included in net realized investment gains (losses)	$(0.9)	$(0.6)	$(0.3)

(a)	The change in equity related gains (losses) principally relates to net losses on futures contracts during 2009 compared to net gains on futures contracts during 2008.
Policy benefits increased $0.7 million during 2009 as compared to 2008. The following table provides the changes in policy benefits by type:

(dollars in millions)	2009	2008	Change
Annuity benefit unlocking	$0.1	$2.3	$(2.2	) (a)
Annuity benefit expense	1.7	(1.3)	3.0	(b)
Amortization of deferred sales inducements	0.1	—	0.1
Life insurance mortality expense	1.4	1.6	(0.2)

Total policy benefits	$3.3	$2.6	$0.7

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.

(b)	The increase in annuity benefit expense was primarily driven by the change in reserve for the embedded derivatives as compared to the same period in 2008. This was primarily a result of the positive equity markets relative to the same period in 2008.
Reinsurance premiums ceded decreased $1.0 million during 2009 as compared to 2008. Effective second quarter of 2008, the Company began to recapture the majority of its reinsurance resulting in the decreased reinsurance premiums, which is expected to be finalized in the first half of 2010.
Amortization and impairment of VOBA was $10.8 million and $9.0 million for 2009 and 2008, respectively. During 2009 and 2008, there was an impairment charge of $7.2 million and $4.3 million, respectively, as estimated future gross profits were less than the unamortized balance. In addition, for 2009 and 2008, there was unfavorable unlocking of $0.5 million and $2.5 million, respectively.
At December 31, 2008, an impairment charge was taken for the entire unamortized other intangibles balance which included the distribution agreement, the trade name and the non-compete agreement acquired at the acquisition date. Amortization expense for 2008 was $0.4 million. Impairment charges were recorded in the fourth quarter of 2008 for other intangibles and goodwill of $6.8 million and $3.1 million, respectively.

Insurance expenses and taxes increased $0.5 million as compared to 2008. The following table provides the changes in insurance expenses and taxes for each respective period:

(dollars in millions)	2009	2008	Change
Commissions	$2.8	$2.2	$0.6	(a)
General insurance expense	3.5	2.8	0.7	(b)
Taxes, licenses, and fees	(0.3)	0.5	(0.8	) (c)

Total insurance expenses and taxes	$6.0	$5.5	$0.5

(a)	The increase in commissions is primarily related to an increase in trail commissions in 2009.

(b)	The increase in general insurance expenses is primarily due to increased transition and system conversion related expenses.

(c)	The decrease in taxes, licenses and fees is primarily due to a tax refund related to NY franchise taxes.
2008 compared to 2007
MLLICNY recorded net income (loss) of ($2.2) million and $10.6 million for 2008 and 2007, respectively.
Policy charge revenue decreased $2.3 million (or 11%) to $18.5 million during 2008 as compared to $20.8 million in 2007. The following table provides the changes in policy charge revenue by type for each respective period:

	Successor	Predecessor
(dollars in millions)	2008	2007	Change
Asset-based policy charge revenue	$11.6	$14.3	$(2.7	) (a)
Guaranteed benefit based policy charge revenue	1.3	1.2	0.1
Non-asset based policy charge revenue	5.6	5.3	0.3

Total policy charge revenue	$18.5	$20.8	$(2.3)

(a)	Asset-based policy charge revenue was negatively impacted by the decrease in average variable account balances during 2008 as compared to 2007.
Net realized investment gains decreased $0.3 million (or 32%) to $0.8 million during 2008 as compared to 2007. The following table provides the changes in net realized investment gains by type:

	Successor	Predecessor
(dollars in millions)	2008	2007	Change
Credit related gains (losses)	$(0.5)	$1.1	$(1.6	) (a)
Interest related gains (losses)	(0.1)	—	(0.1)
Equity related gains	1.3	—	1.3	(b)
Associated amortization of VOBA	0.1	—	0.1

Total net realized investment gains	$0.8	$1.1	$(0.3)

Write-downs for OTTI included in net realized investment gains (losses)	$(0.6)	$—	$(0.6)

(a)	The increase in credit related losses during 2008 were primarily due to one credit impairment in the third quarter of 2008 and a large credit related gain in 2007.

(b)	The increase in equity related gains principally relates to net gains on futures contracts in 2008 as there were no futures contracts in 2007.

Policy benefits increased $0.5 million during 2008, as compared to 2007. The following table provides the changes in policy benefits by type:

	Successor	Predecessor
(dollars in millions)	2008	2007	Change
Annuity benefit unlocking	$2.3	$(1.2)	$3.5	(a)
Annuity benefit expense	(1.3)	1.1	(2.4	) (b)
Life insurance mortality expense	1.6	2.2	(0.6	) (c)

Total policy benefits	$2.6	$2.1	$0.5

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.

(b)	The decrease in annuity benefit expense was primarily due to the decrease in the guaranteed minimum benefit amounts as a result of volatile equity markets effect on reinsurance reserves.

(c)	The decrease in life insurance mortality expense during 2008 was due to a lower volume of claims in 2008 versus 2007.
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
Amortization of VOBA was $9.0 million for 2008, which included $2.5 million of unfavorable unlocking. In addition, there was an impairment charge of $4.3 million as estimated future gross profits were less than the unamortized balance. There was no VOBA amortization in 2007.
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
Insurance expenses and taxes increased $1.6 million in 2008 as compared to 2007. The following table provides the changes in insurance expenses and taxes for each respective period:

	Successor	Predecessor
(dollars in millions)	2008	2007	Change
Commissions	$2.2	$0.9	$1.3	(a)
General insurance expense	2.8	3.2	(0.4)
Taxes, licenses, and fees	0.5	(0.2)	0.7	(b)

Total insurance expenses and taxes	$5.5	$3.9	$1.6

(a)	The increase in commissions is primarily due to commission expense paid to Transamerica Capital, Inc., a related party during 2008.

(b)	The increase in taxes, licenses, and fees is primarily due to lower New York State Franchise tax in 2007.
Segment Information
MLLICNY’s operating results are categorized into two business segments: Annuity and Life Insurance. MLLICNY’s Annuity segment consists of variable annuity and interest-sensitive annuity contracts. MLLICNY’s Life Insurance segment consists of variable life insurance and interest-sensitive life insurance contracts. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. All revenue and expense transactions are recorded at the contract level and accumulated at the business segment level for review by management.

The “Other” category, presented in the following segment financial information, represents net revenues and income on invested assets that do not support life or annuity policyholder liabilities. Subsequent to the acquisition date, management no longer considers “Other” a category for segment reporting purposes. It is impracticable to restate the prior period segment information as well as disclosing the information under both the old basis and the new basis of reporting. Therefore, the predecessor information is shown under the old basis, three segments — Annuity, Life Insurance and Other, while the successor information is shown under the new basis, two segments — Annuity and Life Insurance.
Select financial information by segment for the years ended December 31 is as follows:

	Successor
2009 (dollars in millions)	Annuity	Life	Total
Net revenues (a)	$9.3	$5.8	$15.1
Net income (loss)	(7.7)	1.5	(6.2)

	Successor
2008 (dollars in millions)	Annuity	Life	Total
Net revenues (a)	$15.5	$8.7	$24.2
Net income (loss)	(4.0)	1.8	(2.2)

	Predecessor
2007 (dollars in millions)	Annuity	Life	Other	Total
Net revenues (a)	$16.1	$7.3	$2.1	$25.5
Net income	7.3	1.9	1.4	10.6

(a)	Management considers interest credited to policyholder liabilities in evaluating net revenues.
MLLICNY is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2009, 2008, or 2007.
Item 6A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
As an insurance company, the Company is in the “risk” business and as a result is exposed to a variety of risks. A description of our risk management and control systems is given below on the basis of significant identified risks for us. Our largest exposures are to changes in the financial markets (e.g. interest rate, credit and equity market risks) that affect the value of the investments, liabilities from products that we sold, deferred expenses, and value of business acquired.
Results of MLLICNY’s sensitivity analyses are presented to show the estimated sensitivity of net income to various scenarios. For each type of market risk, the analysis shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at the reporting date. For each sensitivity test, the impact of a reasonably possible change in a single factor (or shock) is shown. The analysis considers the interdependency between interest rates and lapse behavior for products sold where there is clear evidence of dynamic lapse behavior. Management action is taken into account to the extent that it is part of MLLICNY’s regular policies and procedures. However, incidental management actions that would require a change in policies and procedures are not considered.
Each sensitivity analysis reflects the extent to which the shock tested would affect management’s critical accounting estimates and judgment in applying MLLICNY’s accounting policies (See Note 1 of the Financial Statements for a description of the critical accounting estimates and judgments). The shock may affect the measurement of assets and liabilities based on assumptions that are not observable in the market as well as market consistent assumptions. For example, a shock in interest rates may lead to changes in the amortization schedule of DAC or to increased impairment losses on equity investments. Although management’s short-term assumption may change if there is a reasonable change in a risk factor, long-term assumptions will generally not be revised unless there is evidence that the movement is permanent. This fact is reflected in the sensitivity analyses provided below.
The sensitivities do not reflect what the net income for the period would have been if risk variables had been different because the analysis is based on the exposures in existence at the reporting date rather than on those that actually occurred during the year.

Nor are the results of the sensitivities intended to be an accurate prediction of MLLICNY’s future income. The analysis does not consider all methods available to management to respond to changes in the financial environment, such as changing investment portfolio allocations or adjusting crediting rates. Furthermore, the results of the analysis cannot be extrapolated for wider variations since effects do not tend to be linear. No risk management process can clearly predict future results.
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
The table below shows the interest rates at the end of the last five years:

	2009	2008	2007	2006	2005
3-Month US Libor	0.25%	1.43%	4.70%	5.36%	4.54%
10-Year US Treasury	3.83%	2.22%	4.03%	4.70%	4.39%
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

	Estimated Approximate Effects on:
Change in Interest Rates: (dollars in millions)	Net Income	Equity
2009
Shift Up of 100 Basis Points	$(0.7)	$(3.7)
Shift Down of 100 Basis Points	$0.6	$3.5

2008
Shift Up of 100 Basis Points	$0.1	$(2.8)
Shift Down of 100 Basis Points	$(0.4)	$2.7
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
The table that follows set forth the closing levels of certain major indices at the end of the last five years:

	2009	2008	2007	2006	2005
S&P 500	1,115	903	1,468	1,418	1,248
NASDAQ	2,269	1,577	2,652	2,415	2,205
DOW	10,428	8,776	13,265	12,463	10,718
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

	Estimated Approximate Effect
	on Net Income
Immediate Change of: (dollars in millions)	2009	2008
Equity Increase of 10%	$(0.1)	$0.7
Equity Increase of 20%	$(0.2)	$1.2

Equity Decrease of 10%	$0.3	$(2.6)
Equity Decrease of 20%	$0.8	$(5.8)
The selection of a 10% and 20% change in the equity markets should not be construed as a prediction of future market events, but rather as an illustration of the potential impact of such an event. The Company’s exposure can change as a result of changes in the Company’s mix of business.
Liquidity Risk
Liquidity risk is inherent in much of MLLICNY businesses. Each asset purchased and liability sold has liquidity characteristics that are unique. Some liabilities are surrenderable while some assets, such as private placements, mortgages loans and limited partnerships have low liquidity. If MLLICNY requires significant amounts of cash on short notice in excess of normal cash requirements, MLLICNY may have difficulty selling these investments at attractive prices, in a timely manner or both.
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

For mortality risk, MLLICNY sells certain types of policies that are at risk if mortality increases, such as term life insurance or guaranteed minimum death benefits, and sells certain types of policies that are at risk if mortality decreases (longevity risk) such as certain annuity products. MLLICNY is also at risk if expenses are higher than assumed by management.
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
Sensitivity analysis of net income to various underwriting risks is shown in the table that follows. The sensitivities represent an increase or decrease of mortality rates over 2009. Increases in mortality rates lead to an increase in the level of benefits and claims on most business. The impact on net income and equity of sales transactions of investments required to meet the higher cash outflow from lapses or deaths are reflected in the sensitivities.

	Estimated Approximate Effect
	on Net Income
Immediate Change of: (dollars in millions)	2009	2008
20% Increase in Lapse Rates	$(0.1)	$(1.2)
20% Decrease in Lapse Rates	$0.1	$1.2

10% Increase in Mortality Rates	$(0.2)	$(0.9)
10% Decrease in Mortality Rates	$0.3	$0.5
A shock in mortality rates will generally not lead to a change in the assumptions underlying the measurement of the insurance liabilities as management will recognize that the shock is temporary. Life insurers are also exposed to longevity risk.
Item 7. Financial Statements and Supplementary Data
The financials statements of Registrant are set forth in Part IV hereof and are incorporated herein by reference.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
No information is required to be disclosed under this item.
Item 8A(T). Controls and Procedures
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
MLLICNY’s management, with the participation of the President and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. MLLICNY’s management, with the participation of the President and Chief Financial Officer, has conducted an evaluation of the effectiveness of MLLICNY’s internal control over financial reporting as of December 31, 2009 based on the criteria related to internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, MLLICNY’s management concluded that the internal control over financial reporting was effective as of December 31, 2009.
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
During the fiscal quarter ended December 31, 2009, there have been no changes in MLLICNY’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, MLLICNY’s internal control over financial reporting.
Item 8B. Other Information
     No information is required to be disclosed under this item.

PART III
Information called for by items 9 through 12 of this part is omitted pursuant to General instruction I. of form 10-K.
Item 13. Principal Account Fees and Services
Fees Paid to the Registrant’s Independent Auditor
As of December 28, 2007, Ernst & Young LLP (“E&Y”) is MLLICNY’s independent registered public accountant. Services provided to MLLICNY by E&Y were the audit of MLLICNY’s Financial Statements for the 2009, 2008 and 2007 fiscal year periods. Prior to E&Y becoming the independent registered public accounting firm, Deloitte & Touche LLP (“D&T”) was the independent registered public accounting firm of record, a change that was precipitated by the acquisition of MLLICNY by AUSA, effective December 28, 2007. These changes were disclosed to the SEC on Form 8-K dated January 3, 2008.
The aggregate fees for professional services by E&Y in 2009 and 2008 for these accounting services were:

	2009	2008
Audit (a)	$328,000	$400,000

(a)	Audit fees consist of fees for the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on MLLICNY’s financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating the audit or quarterly review. They also include fees billed for other audit services, which are those services that only the external auditor reasonably can provide, and include statutory audits, comfort letters, services associated with SEC registration statements, periodic reports and other documents filed with the SEC.
Audit Committee Pre-approval Policies and Procedures
MLLICNY’s Audit Committee is responsible, among other matters, for the oversight of the external auditor. Consistent with SEC rules regarding auditor independence, the Audit Committee has adopted a policy regarding pre-approval of audit and permissible non-audit services provided by our independent auditors (the “Pre-approval Policy”).
Under the Pre-approval Policy, proposed services either:
(i)	may be pre-approved by the Audit Committee without consideration of specific case-by-case services (“general pre-approval”); or
(ii)	require the specific pre-approval of the Audit Committee (“specific pre-approval”). Appendices to the Pre-approval Policy (that are adopted each year) set out the audit, audit-related, tax, and other services that have received the general pre-approval of the Audit Committee. All other audit, audit-related, tax and other services must receive specific pre-approval from the Audit Committee.
During 2009, all services provided to MLLICNY by E&Y were pre-approved by the Audit Committee in accordance with the Pre-approval policy.

PART IV
Item 14. Exhibits and Financial Statement Schedules
(a)	Financial Statements and Exhibits
(1)	The following financial statements of the Registrant are filed as part of this report
a.	Independent Registered Public Accounting Firm Report dated March 25, 2010 (Ernst & Young LLP).

b.	Balance Sheets at December 31, 2009 and 2008.

c.	Statements of Income for the Years Ended December 31, 2009, 2008 and 2007.

d.	Statements of Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007.

e.	Statements of Stockholder’s Equity for the Years Ended December 31, 2009, 2008 and 2007.

f.	Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007.

g.	Notes to Financial Statements for the Years Ended December 31, 2009, 2008 and 2007.
(2)	Not applicable.
(3)	The following exhibits are filed as part of this report:

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

3.2	By-Laws of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

4.1	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.2	Modified Guaranteed Annuity Contract Application. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.3	Qualified Retirement Plan Endorsement. (Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.4	IRA Endorsement. (Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)
4.5	Company Name Change Endorsement. (Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

4.6	IRA Endorsement, MLNY009 (Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994).

4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94. (Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94. (Incorporation by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc. (Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation. (Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.)

10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.)

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(k) to Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.)

10.12	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.)

10.13	Non-Affiliated Broker-Dealer Wholesaling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.)

10.14	Selling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.)

10.15	Keep Well Agreement between AEGON USA And ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.)

10.16	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed August 17, 2007.)

10.17	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.)

10.18	Principal Underwriting Agreement between Transamerica Capital, Inc. and ML Life Insurance Company of New York (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562,
33-60288, 333-48983, and 333-133224, filed March 26, 2009.)

24.1	Powers of Attorney are filed herewith.

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

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
Management assessed our internal control over financial reporting as of December 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

INDEX TO FINANCIAL STATEMENTS
Independent Registered Public Accounting Firm Report
Balance Sheets at December 31, 2009 and 2008
Statements of Income for the Years Ended December 31, 2009, 2008 and 2007
Statements of Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007
Statements of Stockholder’s Equity for the Years Ended December 31, 2009, 2008 and 2007
Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors
ML Life Insurance Company of New York
We have audited the accompanying balance sheets of ML Life Insurance Company of New York as of December 31, 2009 and 2008, and the related statements of income, comprehensive income, stockholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ML Life Insurance Company of New York at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the financial statements, in response to new accounting standards, the Company changed its method of accounting for other-than-temporary impairments effective April 1, 2009.
/s/ Ernst & Young LLP
Des Moines, Iowa
March 25, 2010

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
BALANCE SHEETS

	Successor
	December 31,
(dollars in thousands, except share data)	2009	2008
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2009 - $110,939; 2008 - $127,986)	$113,927	$115,834
Equity available-for-sale securities, at estimated fair value (cost: 2009 - $80; 2008 - $257)	57	163
Policy loans	63,045	67,387

Total investments	177,029	183,384

Cash and cash equivalents	49,423	29,973
Accrued investment income	2,706	3,158
Deferred policy acquisition costs	360	373
Deferred sales inducements	130	165
Value of business acquired	30,982	41,525
Goodwill	500	500
Federal income taxes — current	—	1,443
Federal income taxes — deferred	—	5,183
Reinsurance receivables	1,782	680
Receivable for investments sold — net	65	—
Other assets	2,624	5,018
Separate Accounts assets	644,149	598,438

Total Assets	$909,750	$869,840

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$125,329	$135,062
Future policy benefits	18,486	19,872
Claims and claims settlement expenses	1,918	2,096

	145,733	157,030

Other policyholder funds	157	204
Federal income taxes — current	368	—
Federal income taxes — deferred	618	—
Affiliated payables — net	235	49
Other liabilities	932	827
Separate Accounts liabilities	644,149	598,438

Total Liabilities	792,192	756,548

Stockholder’s Equity
Common stock ( $10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	128,638	128,638
Accumulated other comprehensive income (loss), net of taxes	2,050	(8,333)
Retained deficit	(15,330)	(9,213)

Total Stockholder’s Equity	117,558	113,292

Total Liabilities and Stockholder’s Equity	$909,750	$869,840

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF INCOME

	For the Years Ended December 31,
	Successor		Predecessor
(dollars in thousands)	2009	2008	2007
Revenues
Policy charge revenue	$14,774	$18,531	$20,782
Net investment income	9,900	11,066	11,246
Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	(909)	(520)	—
Portion of loss recognized in other comprehensive income	—	—	—

Net other-than-temporary impairment losses on securities recognized in income	(909)	(520)	—
Realized investment gains (losses), excluding other-than-temporary impairment losses on securities	(2,054)	1,302	1,141

Net realized investment gains (losses)	(2,963)	782	1,141

Total Revenues	21,711	30,379	33,169

Benefits and Expenses
Interest credited to policyholder liabilities	6,597	6,180	7,643
Policy benefits (net of reinsurance recoveries: 2009 - $61; 2008 - $496; 2007 - $1,846)	3,278	2,625	2,069
Reinsurance premium ceded	383	1,404	1,872
Amortization of deferred policy acquisition costs	117	31	2,184
Amortization and impairment of value of business acquired	10,800	9,025	—
Amortization of other intangibles	—	368	—
Impairment charges	—	9,879	—
Insurance expenses and taxes	5,980	5,544	3,942

Total Benefits and Expenses	27,155	35,056	17,710

Income (Loss) Before Taxes	(5,444)	(4,677)	15,459

Federal Income Tax Expense (Benefit)
Current	561	—	3,786
Deferred	176	(2,464)	1,062

Federal Income Tax Expense (Benefit)	737	(2,464)	4,848

Net Income (Loss)	$(6,181)	$(2,213)	$10,611

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	Successor		Predecessor
(dollars in thousands)	2009	2008	2007
Net Income (Loss)	$(6,181)	$(2,213)	$10,611

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	12,600	(12,246)	499
Reclassification adjustment for (gains) losses included in net income	2,629	—	(2)

	15,229	(12,246)	497

Net unrealized other-than-temporary impairment gains (losses) on securities
Net unrealized other-than-temporary impairment gains arising during the period	79	—	—
Reclassification adjustment for other-than-temporary impairment gains included in net income	(33)	—	—

	46	—	—

Adjustments
Policyholder liabilities	333	(83)	(20)
Deferred policy acquisition costs	38	(38)	—
Value of business acquired	392	(454)	—
Deferred federal income taxes	(5,591)	4,488	(167)

	(4,828)	3,913	(187)

Total other comprehensive income (loss), net of taxes	10,447	(8,333)	310

Comprehensive Income (Loss)	$4,266	$(10,546)	$10,921

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF STOCKHOLDER’S EQUITY

	For the Years Ended December 31,
	Successor		Predecessor
(dollars in thousands)	2009	2008	2007
Common Stock	$2,200	$2,200	$2,200

Additional Paid-in Capital
Balance at beginning of year	$128,638	$128,638	$52,310
Effect of push down accounting of AEGON USA, LLC’s purchase price on ML Life Insurance Company of New York’s net assets acquired	—	—	76,328

Balance at end of year	$128,638	$128,638	$128,638

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	$(8,333)	$—	$(753)
Total other comprehensive income (loss), net of taxes	10,447	(8,333)	310
Cumulative effect of adoption of other-than-temporary impairment guidance (ASC 320)	(64)	—	—
Effect of push down accounting of AEGON USA, LLC’s purchase price on ML Life Insurance Company of New York’s net assets acquired	—	—	443

Balance at end of year	$2,050	$(8,333)	$—

Retained Earnings (Deficit)
Balance at beginning of year	$(9,213)	$—	$34,009
Net income (loss)	(6,181)	(2,213)	10,611
Cumulative effect of adoption of other-than-temporary impairment guidance (ASC 320)	64	—	—
Cash dividend paid to AEGON USA, LLC	—	(7,000)	—
Cash dividend paid to Merrill Lynch Insurance Group, Inc.	—	—	(5,453)
Effect of push down accounting of AEGON USA, LLC’s purchase price on ML Life Insurance Company of New York’s net assets acquired	—	—	(39,167)

Balance at end of year	$(15,330)	$(9,213)	$—

Total Stockholder’s Equity	$117,558	$113,292	$130,838

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	Successor		Predecessor
(dollars in thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,181)	$(2,213)	$10,611
Adjustment to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Changes in:
Deferred policy acquisition costs	51	(411)	433
Deferred sales inducements	35	(165)	(557)
Value of business acquired	10,800	9,025	—
Other intangibles	—	368	—
Benefit reserves	(598)	(1,290)	(592)
Federal income tax accruals	1,986	(3,178)	1,062
Claims and claims settlement expenses	(178)	(2,522)	(3,883)
Other policyholder funds	(47)	(785)	310
Other operating assets and liabilities, net	1,968	1,091	(2,559)
Amortization (accretion) of investments	(188)	(64)	238
Impairment charges	—	9,879	—
Interest credited to policyholder liabilities	6,597	6,180	7,643
Net realized investment (gains) losses	2,963	(782)	(1,141)

Net cash and cash equivalents provided by operating activities	17,208	15,133	11,565

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	28,544	32,068	12,210
Maturities of available-for-sale securities	12,358	36,215	41,362
Purchases of available-for-sale securities	(24,370)	(95,749)	(19,808)
Net settlements on futures contracts	(1,849)	1,273	—
Policy loans on insurance contracts, net	4,342	1,778	3,614

Net cash and cash equivalents provided by (used in) investing activities	19,025	(24,415)	37,378

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	2,907	9,090	32,544
Policyholder withdrawals	(19,690)	(23,241)	(51,580)
Cash dividend paid to AEGON USA, LLC	—	(7,000)	—
Cash dividend paid to Merrill Lynch Insurance Group, Inc.	—	—	(5,453)

Net cash and cash equivalents used in financing activities	(16,783)	(21,151)	(24,489)

Net increase (decrease) in cash and cash equivalents (1)	19,450	(30,433)	24,454
Cash and cash equivalents, beginning of year	29,973	60,406	35,952

Cash and cash equivalents, end of year	$49,423	$29,973	$60,406

(1)	Included in net increase (decrease) in cash and cash equivalents is interest received (2009 — $0; 2008 — $6; 2007 — $0); interest paid (2009 — $1; 2008 — $9; 2007 — $74); federal income taxes paid (2009 — $100; 2008 — $1,443; 2007 — $5,686); and federal income taxes received (2009 — $1,350; 2008 — $729; 2007 — $0)
See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
NOTES TO FINANCIAL STATEMENTS
(Dollars in Thousands)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
ML Life Insurance Company of New York (“MLLICNY” or the “Company”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, general insurance and limited banking operations in a number of these countries.
On December 28, 2007 (the “acquisition date”), MLLICNY and its affiliate, Merrill Lynch Life Insurance Company (“MLLIC”) were acquired by AUSA for $0.13 billion and $1.12 billion, respectively, for a total price for both entities of $1.25 billion. Prior to the acquisition date, MLLICNY was a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. (“MLIG”), which was an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“ML&Co.”).
The Company is a life insurance company, who conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. The Company is domiciled in the State of New York and is currently licensed to sell insurance and annuities in nine states. During 2009, the Company, in addition to no longer issuing life insurance products, is no longer issuing variable annuity and market value adjusted annuity products.
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
On December 28, 2007, AUSA completed the acquisition of MLLICNY and its affiliate MLLIC. In accordance with GAAP guidance, the acquisition was accounted for by AUSA using the purchase method of accounting, which requires the assets and liabilities of the Company to be identified and measured at their estimated fair values as of the acquisition date. The estimated fair values are subject to adjustment of the initial allocation for a one-year period as more information relative to the fair values as of the acquisition date becomes available. See Note 2 for additional information on the adjustments to the initial purchase price allocation.
In addition, as required by the guidance, the purchase method of accounting applied by AUSA to the acquired assets and liabilities associated with the Company has been “pushed down” to the financial statements of the Company, thereby establishing a new basis of accounting. As a result, the Company follows AUSA’s accounting policies subsequent to the acquisition date. This new basis of accounting is referred to as the “successor basis”, while the historical basis of accounting is referred to as the “predecessor basis’’. In general, all 2009 and 2008 amounts are representative of the successor basis of accounting while the Statements of Income, Stockholder’s Equity, Comprehensive Income, and Cash Flows amounts for 2007 are representative of the predecessor basis of accounting. Financial statements included herein for periods prior and subsequent to the acquisition date are labeled “Predecessor” and “Successor”, respectively.
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
Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income (loss), net of taxes, on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when credit-related declines in estimated fair value are deemed other-than-temporary.
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
For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non credit portion). The credit loss is recognized in earnings and the non credit loss is recognized in other comprehensive income (“OCI”), net of applicable taxes and value of business acquired. Management records subsequent changes in the estimated fair value (positive and negative) of available-for-sale debt securities for which non credit OTTI was previously recognized in OCI in OCI-OTTI.

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
The most significant assumptions involved in the estimation of future gross profits are future net Separate Accounts performance, surrender rates, mortality rates and reinsurance costs. For variable annuities, the Company generally establishes a long-term rate of net Separate Accounts growth. If returns over a determined historical period differ from the long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. The result is that the long-term rate is assumed to be realized over a specified period. However, the long-term rate may be adjusted if expectations change. This method for projecting market returns is known as reversion to the mean, a standard industry practice. At December 31, 2009, the reversion to the mean assumption was 7.25% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. At December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. Additionally, the Company may modify the rate of net Separate Accounts growth over the short term to reflect near-term expectations of the economy and financial market performance in which Separate Accounts assets are invested. Surrender and mortality rates for all variable contracts are based on historical experience and a projection of future experience.
Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.
At December 31, 2009 and 2008, variable annuities accounted for the Company’s entire DAC asset. See Note 6 to the Financial Statements for further discussion.
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
The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At December 31, 2009 and 2008, variable annuities accounted for the Company’s entire DSI asset. See Note 6 to the Financial Statements for further discussion.
Value of Business Acquired (“VOBA”)
VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts inforce at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. In addition, the Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. This practice assumes that the expectations for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. At December 31, 2009, the reversion to the mean assumption was 7.25% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. At December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. See Note 5 to the Financial Statements for further discussion.
Other Intangibles
Other intangible assets acquired at the acquisition date are a distribution agreement, a tradename and a non-compete agreement. At December 31, 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co. distribution channel instead of continuing to sell new variable annuities on the Company. As a result of this decision, an impairment charge was taken for the entire unamortized other intangible balance at December 31, 2008. Prior to December 31, 2008, the tradename and the non-compete agreements were amortized on a straight-line basis over their useful life of five years. The distribution intangible was amortized over the expected economic benefit period and at a pace consistent with the expected future gross profit streams generated from the distribution agreement, which was thirty years. The entire asset amount had been allocated to annuities. See Note 5 to the Financial Statements for further discussion.
Goodwill
Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. At December 31, 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co. distribution channel instead of continuing to sell new variable annuities on the Company. As a result of this decision, an impairment charge was taken for the majority of the goodwill balance except for the amount related to the Company’s state licenses at December 31, 2008. See Note 5 to the Financial Statements for further discussion.

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

	2009	2008
Interest-sensitive life products	4.00%	4.00%
Interest-sensitive deferred annuities	3.00% - 6.80%	3.00% - 6.80%
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

	2009	2008
Interest rates used for liabilities	2.55% - 5.75%	2.55% - 5.75%
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
Federal Income Taxes
The Company provides for income taxes on all transactions that have been recognized in the financial statements in accordance with GAAP guidance. Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net income (loss) in the year during which such changes are enacted.
For federal income tax purposes, an election under Internal Revenue Code Section 338 was made by AUSA in connection with the purchase of the Company. As a result of this election, the income tax bases in the acquired assets and liabilities were adjusted as of the acquisition date resulting in a change to the related deferred income taxes.
Subsequent to acquisition, the Company files a separate federal income tax return for the years 2008 through 2012. Beginning in 2013 and assuming no changes in ownership, the Company will join the affiliated consolidated tax group. The results of operations of the Company through December 28, 2007 were included in the consolidated federal income tax return of ML&Co. The Company had entered into a tax-sharing agreement with ML&Co. whereby the Company calculated its current tax provision based on its operations and periodically remitted its current federal income tax liability to ML&Co. The tax-sharing agreement with ML&Co. was terminated on December 28, 2007. The Company has not entered into a new tax sharing agreement.
The Company is subject to taxes on premiums and is exempt from state income taxes in most states.
Subsequent Events
The financial statements are adjusted to reflect events that occurred between the balance sheet date and the date when the financial statements are issued, provided they give evidence of conditions that existed at the balance sheet date.
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

An OTTI is considered to have occurred if an entity: a) intends to sell the debt security, b) more likely than not will be required to sell the security before recovery of its amortized cost basis, or c) does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists), even if it does not intend to sell the security. In determining whether a credit loss exists, an entity should use its best estimate of the present value of cash flows expected to be collected from the debt security. The guidance provides a list of factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover. If an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI should be recognized in earnings equal to the entire difference between the amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery, the OTTI should be separated into a) the amount representing the credit loss, which is recognized in earnings, and b) the amount related to all other factors, which is recognized in OCI, net of applicable taxes. A cumulative effect adjustment is required to the opening balance of retained earnings (net of related tax and VOBA effects) in the period of adoption with a corresponding adjustment to accumulated OCI to reclassify the non credit component of previously recognized OTTI on debt securities held at that date, provided the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost. Only the credit portion of OTTI will be accreted into income. The adoption resulted in a net increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $64. See Note 4 to the Financial Statements for additional disclosures. This guidance was formerly known as FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.
ASC 820, Fair Value Measurements and Disclosures
•	The Company adopted guidance on measuring the fair value of certain alternative investments (i.e., investments in hedge funds, private equity funds, venture capital funds, offshore fund vehicles, funds of funds, and real estate funds) as of the period ended December 31, 2009 (ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)). The guidance applies to investments in entities where the fair value of the instrument is not readily determinable and the investment is in an entity that has all of the attributes of an investment company (as specified in ASC 946-10-15-2). If an investment is in scope, it permits, as a practical expedient, a reporting entity to use the investment’s net asset value (“NAV”) to estimate its fair value, provided that the NAV is calculated as of the reporting entity’s measurement date. The guidance prohibits the use of the NAV in estimating fair value when it is probable that an entity will sell the investment (or a portion thereof) at a price other than NAV. The guidance also requires enhanced disclosures by major category of investments about the nature and risks of investments within its scope. The adoption did not have a material impact on the Company’s financial statements.

•	The Company adopted guidance, as of the period ended December 31, 2009, which clarified that when a quoted price in an active market for an identical liability is not available, an entity should measure fair value using one of the following approaches that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs: a) a valuation technique that uses the quoted price of the identical liability when traded as an asset; b) a valuation technique that uses quoted prices for similar liabilities or similar liabilities when traded as assets; or c) another valuation technique that is consistent with fair value measurement guidance (e.g., income approach or a market approach) (ASU 2009-05, Measuring Liabilities at Fair Value). The guidance also clarifies that an entity should not make a separate adjustment for restrictions on the transfer of a liability in estimating the liability’s fair value. The guidance also specifies that when measuring the fair value of a liability using the price of the liability when traded as an asset, the price should be adjusted for factors specific to the asset that are not applicable to the fair value measurement of the liability. The adoption did not have a material impact on the Company’s financial statements.

•	The Company adopted guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly as of the period ended June 30, 2009. The guidance provides a list of factors that an entity should consider when determining whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to normal market activity for that asset or liability. The guidance also requires interim disclosures of the inputs and valuation techniques used to measure fair value and disclosure of any changes to those inputs and valuation techniques during the period. The adoption did not have a material impact on the Company’s financial statements. This guidance was formerly known as FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Upon adoption, this guidance superseded previous guidance formerly known as FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active.

•	The Company adopted guidance requiring disclosures about fair value of financial instruments in interim reporting periods as well as annual periods as of the period ended June 30, 2009. The guidance requires an entity to disclose the methods and significant assumptions used to estimate fair value of financial instruments and to describe changes, if any, to those methods and assumptions during the period.

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
ASC 855, Subsequent Events
The Company adopted guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued as of the period ended June 30, 2009. The guidance required the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. The adoption did not impact the Company’s results of operations or financial position. This guidance was formerly known as SFAS No. 165, Subsequent Events.
In February 2010, the FASB issued revisions to the subsequent events guidance to eliminate the requirement for entities that file or furnish financial statements to the SEC to disclose the date through which subsequent events have been evaluated. However, the amended guidance retains the requirement that such an entity must evaluate subsequent events through the date on which the financial statements are issued. The amendments were effective upon issuance and the adoption did not impact the Company’s results of operations or financial position.
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
ASC 815, Derivatives and Hedging
•	On January 1, 2009, the Company adopted guidance that amends and expands the disclosure requirements related to derivative instruments and hedging activities to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption did not impact the Company’s results of operations or financial position. This guidance was formerly known as SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.

•	The Company adopted guidance requiring disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments as of the period ended December 31, 2008. The amendments also require additional disclosure about the current status of the payment/performance risk of a guarantee. The adoption did not have a material impact on the Company’s financial statements. This guidance was formerly known as FSP No. FAS 133-1 and FASB Interpretation No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.

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
Future Adoption of Recent Accounting Guidance
ASC 820, Fair Value Measurements and Disclosures
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which includes new disclosures and clarifications of existing disclosures about fair value measurements. The guidance requires disclosure of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and reasons for the transfers. Additionally, the ASU clarifies the level of disaggregation for fair value disclosures, requiring disclosures for each class of assets and liabilities. The guidance clarifies that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2009. The Company will adopt the guidance on January 1, 2010, which affects disclosures and therefore will not impact the Company’s results of operations or financial position.
The ASU also requires separate presentation of information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements using significant unobservable inputs. This disclosure requirement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. The Company will adopt the guidance on January 1, 2011, which affects disclosures and therefore will not impact the Company’s results of operations or financial position.
Note 2. 2008 Initial Purchase Price Allocation Adjustments
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
During the 4th quarter 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co. distribution channel instead of continuing to sell new variable annuities on the Company. As a result of this decision, an impairment charge was taken for the entire unamortized other intangible balance and the majority of the goodwill balance except for the amount related to the Company’s state licenses at December 31, 2008.
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
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities (a)	$3,134	$108,577	$2,216	$113,927
Equity securities (a)	—	57	—	57
Cash equivalents (b)	—	47,114	—	47,114
Separate Accounts assets (c)	644,149	—	—	644,149

Total assets	$647,283	$155,748	$2,216	$805,247

Liabilities
Future policy benefits
(embedded derivatives only) (d)	$—	$—	$(4,482)	$(4,482)

Total liabilities	$—	$—	$(4,482)	$(4,482)

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities (a)	$2,316	$108,410	$5,108	$115,834
Equity securities (a)	—	163	—	163
Cash equivalents (b)	—	33,253	—	33,253
Separate Accounts assets (c)	598,438	—	—	598,438

Total assets	$600,754	$141,826	$5,108	$747,688

Liabilities
Future policy benefits (embedded derivatives only) (d)	$—	$—	$(3,179)	$(3,179)

Total liabilities	$—	$—	$(3,179)	$(3,179)

(a)	Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasury and U.S. Government Agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Level 2 securities include fixed maturity securities and preferred stock for which the Company utilized pricing services and corroborated broker quotes. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes.

(b)	Cash equivalents are primarily valued at amortized cost, which approximates fair value. Operating cash is not included in the abovementioned table.

(c)	Separate Accounts assets are carried at the net asset value provided by the fund managers.

(d)	The Company issued contracts containing guaranteed minimum withdrawal benefits riders (“GMWB”) and obtained reinsurance on guaranteed minimum income benefit riders (“GMIB reinsurance”). GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host variable annuity contract. The fair value of these guarantees are calculated as the present value of future expected payments to policyholders less the present value of assessed rider fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, their fair values are determined using stochastic techniques under a variety of market return, discount rates and actuarial assumptions. Since many of the assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 of the fair value hierarchy.
The Company’s Level 3 assets consist of securities whose fair value is estimated based on non-binding broker quotes. The following table provides a summary of the change in fair value of the Company’s Level 3 assets at December 31, 2009 and 2008:

Fixed maturity securities	December 31, 2009	December 31, 2008
Balance at beginning of year (a)	$5,108	$1,244

Total change in unrealized gains (losses) (b)	(125)	(1,166)
Purchases	—	3,002
Sales	(432)	—
Transfers into Level 3	2,768	2,007
Transfers out of Level 3	(5,108)	—
Changes in valuation (c)	5	21

Balance at end of year (a)	$2,216	$5,108

(a)	Recorded as a component of fixed maturity available-for-sale securities in the Balance Sheets.

(b)	Recorded as a component of other comprehensive income (loss).

(c)	Recorded as a component of net investment income in the Statements of Income.
In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease in Level 3 securities from 2008 to 2009 is primarily due to securities being vendor priced (Level 2) at December 31, 2009 and an increase in market activity.
The Company’s Level 3 liabilities (assets) consist of provisions for GMWB and GMIB reinsurance. The fair value of these guarantees are calculated as the present value of future expected payments to policyholders less the present value of assessed rider fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions.

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors).
For equity volatility, the Company uses a term structure with market based implied volatility inputs for the first five years. Correlations of market returns across underlying indices are based on actual observed market returns and their inter-relationships over a number of years preceding the valuation date. The volume of observable option trading from which volatilities are implied diminishes markedly after five years; and therefore, the Company uses a volatility curve which grades from actual implied volatilities for five years to a long-term forward rate assumptions of 25% in 2009 and 2008. The December 31, 2009 volatility assumption for the S&P 500 index in year 20 is approximately 25.3% expressed at spot rate. Assumptions on policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data. The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
		GMIB		GMIB
	GMWB	Reinsurance	GMWB	Reinsurance
Balance at beginning of period (b)	$4,270	$(7,449)	$595	$(395)

Purchase price adjustment	—	—	(267)	(1,078)
Changes in valuation (a)	(3,007)	1,704	3,942	(5,976)

Balance at end of period (b)	$1,263	$(5,745)	$4,270	$(7,449)

(a)	Recorded as a component of policy benefits in the Statements of Income.

(b)	Recorded as a component of future policy benefits in the Balance Sheets.
During 2009 and 2008, change in valuation is principally being driven by the volatile equity market environment.
Note 4. Investments
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
The following summarizes the components for this cumulative effect adjustment:

		Net
	Unrealized	Unrealized	Total
	OTTI	Loss on	Cumulative
	on Available-	Available-	Effect
	For-Sale	For-Sale	Adjustment
	Securities	Securities	in OCI
Increase in amortized cost of available-for-sale securities	$70	$131	$201
Change in VOBA	—	(102)	(102)
Income tax	(24)	(11)	(35)

Net cumulative effect adjustment	$46	$18	$64

The cumulative effect adjustment was calculated for all available-for-sale securities held as of April 1, 2009, for which an OTTI was previously recognized, but as of April 1, 2009, the Company did not intend to sell the security and it was not more likely than not that the Company would be required to sell the security before recovery of its amortized cost, by comparing the present value of cash flows expected to be received as of April 1, 2009, to the amortized cost basis of the available-for-sale securities. The discount rate used to calculate the present value of the cash flows expected to be collected was the rate for each respective available-for-sale security in effect before recognizing any OTTI. In addition, because the carrying amounts of VOBA are adjusted for the effects of realized and unrealized gains and losses on available-for-sale securities, the Company recognized a true-up to the VOBA balances for this cumulative effect adjustment.
The following table summarizes the increase to the amortized cost of the available-for-sale securities as of April 1, 2009, resulting from the recognition of the cumulative effect adjustment:

Fixed maturity securities
Corporate securities	$200
Government and government agencies — United States	1

Total fixed maturity securities	$201

The amortized cost and estimated fair value of investments in fixed maturity securities and equity securities at December 31, 2009 and 2008 were:

	December 31, 2009
					Estimated
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities
Corporate securities	$62,214	$3,609	$(339)	$—	$65,484
Asset-backed securities	7,179	240	(205)	—	7,214
Commercial mortgage-backed securities	25,788	363	(623)	—	25,528
Residential mortgage-backed securities	9,024	331	(240)	—	9,115
Government and government agencies
United States	3,194	1	(61)	—	3,134
Foreign	3,540	92	(180)	—	3,452

Total fixed maturity securities	$110,939	$4,636	$(1,648)	$—	$113,927

Equity securities — preferred stocks
Banking securities	$80	$—	$(23)	$—	$57

Total equity securities	$80	$—	$(23)	$—	$57

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2008
					Estimated
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities
Corporate securities	$78,355	$642	$(6,632)	$—	$72,365
Asset-backed securities	7,571	19	(793)	—	6,797
Commercial mortgage-backed securities	24,802	—	(4,979)	—	19,823
Residential mortgage-backed securities	11,008	157	(589)	—	10,576
Government and government agencies
United States	2,200	116	—	—	2,316
Foreign	4,050	167	(260)	—	3,957

Total fixed maturity securities	$127,986	$1,101	$(13,253)	$—	$115,834

Equity securities — preferred stocks
Banking securities	$80	$—	$(45)	$—	$35
Other financial services securities	177	—	(49)	—	128

Total equity securities	$257	$—	$(94)	$—	$163

Excluding investments in U.S. Government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.
The amortized cost and estimated fair value of fixed maturity securities by investment grade at December 31, 2009 and December 31, 2008 were:

	December 31, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment grade	$105,980	$109,074	$120,799	$110,412
Below investment grade	4,959	4,853	7,187	5,422

Total fixed maturity securities	$110,939	$113,927	$127,986	$115,834

At December 31, 2009 and 2008, the estimated fair value of fixed maturity securities rated BBB- were $3,718 and $2,649, respectively, which is the lowest investment grade rating given by Standard & Poor’s (“S&P”).
The amortized cost and estimated fair value of fixed maturity securities at December 31, 2009 and 2008 by expected maturity were:

	December 31, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Fixed maturity securities
Due in one year or less	$4,486	$4,511	$10,392	$10,373
Due after one year through five years	18,774	19,517	25,519	24,166
Due after five years through ten years	37,584	40,129	39,921	37,053
Due after ten years	8,103	7,912	8,773	7,046

	68,947	72,069	84,605	78,638
Mortgage-backed securities and other asset-backed securities	41,992	41,858	43,381	37,196

Total fixed maturity securities	$110,939	$113,927	$127,986	$115,834

In the preceding table fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The Company had investment securities with an estimated fair value of $909 and $998 that were deposited with insurance regulatory authorities at December 31, 2009 and 2008, respectively.
Unrealized Gains (Losses) on Fixed Maturity and Equity Securities
The Company’s investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.
The estimated fair value and gross unrealized losses and unrealized OTTI of fixed maturity and equity securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008 were as follows:

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost	OTTI (1)
Less than or equal to six months
Fixed maturities
Corporate securities	$998	$998	$—
Residential mortgage-backed securities	35	35	—
Government and government agencies
United States	1,883	1,883	—
Foreign	2,193	2,281	(88)

Total fixed maturity and equity securities	5,109	5,197	(88)

Greater than six months but less than or equal to one year
Fixed maturities
Corporate securities	281	315	(34)
Asset-backed securities	653	690	(37)
Government and government agencies — United States	1,000	1,061	(61)

Total fixed maturity and equity securities	1,934	2,066	(132)

Greater than one year
Fixed maturities
Corporate securities	4,273	4,578	(305)
Asset-backed securities	1,563	1,731	(168)
Commercial mortgage-backed securities	5,955	6,579	(624)
Residential mortgage-backed securities	908	1,148	(240)
Government and government agencies — foreign	368	459	(91)
Equity securities — banking securities	57	80	(23)

Total fixed maturity and equity securities	13,124	14,575	(1,451)

Total fixed maturity and equity securities	$20,167	$21,838	$(1,671)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost	OTTI
Less than or equal to six months
Fixed maturities
Corporate securities	$31,552	$35,444	$(3,892)
Asset-backed securities	6,090	6,883	(793)
Commercial mortgage-backed securities	18,913	22,923	(4,010)
Residential mortgage-backed securities	1,506	1,630	(124)
Government and government agencies — foreign	998	1,258	(260)
Equity securities — banking securities	35	80	(45)

Total fixed maturity and equity securities	59,094	68,218	(9,124)

Greater than six months but less than or equal to one year
Fixed maturities
Corporate securities	14,976	17,716	(2,740)
Commercial mortgage-backed securities	910	1,879	(969)
Residential mortgage-backed securities	888	1,353	(465)
Equity securities — other financial services securities	128	177	(49)

Total fixed maturity and equity securities	16,902	21,125	(4,223)

Total fixed maturity and equity securities	$75,996	$89,343	$(13,347)

The total number of securities in an unrealized loss position was 29 and 126 at December 31, 2009 and 2008, respectively.
The estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% at December 31, 2009 and greater than 20% and 40% at December 31, 2008 were as follows:

	December 31, 2009
	Estimated	Gross
	Fair	Unrealized		Number of
	Value	Losses	OTTI	Securities
Decline > 20%
Greater than one year	$2,407	$(714)	$—	4

Total	$2,407	$(714)	$—	4

	December 31, 2008
	Estimated	Gross
	Fair	Unrealized		Number of
	Value	Losses	OTTI	Securities
Decline > 20%
Less than or equal to six months	$10,963	$(3,982)	$—	16
Greater than six months but less than or equal to one year	4,261	(3,570)	—	15

Total	$15,224	$(7,552)	$—	31

Decline > 40%
Less than or equal to six months	$1,431	$(1,341)	$—	6
Greater than six months but less than or equal to one year	2,673	(2,763)	—	9

Total	$4,104	$(4,104)	$—	15

Unrealized gains (losses) incurred during 2009 and 2008 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. The Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.

The components of net unrealized gain (loss) and OTTI included in accumulated other comprehensive income (loss), net of taxes were as follows:

	December 31
	2009	2008
Assets
Fixed maturity securities	$2,987	$(12,152)
Equity securities	(23)	(94)
Deferred policy acquisitions costs	—	(38)
Value of business acquired	(62)	(454)

	2,902	(12,738)

Liabilities
Policyholder account balances	251	(83)
Federal income taxes — deferred	(1,103)	4,488

	(852)	4,405

Stockholder’s equity
Accumulated other comprehensive income (loss), net of taxes	$2,050	$(8,333)

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
Policy Loans
Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at December 31, 2009 and 2008 was $63,045 and $67,387, respectively. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.
Derivatives
The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. As of December 31, 2009, the Company had 20 outstanding short futures contracts with a notional value of $5,554. As of December 31, 2008, the Company had 10 outstanding short futures contracts with a notional value of $2,250.
Net Investment Income
Net investment income by source for the years ended December 31 was as follows:

	Successor		Predecessor
	2009	2008	2007
Fixed maturity securities	$6,731	$6,326	$5,727
Policy loans on insurance contracts	3,180	3,279	3,385
Cash and cash equivalents	178	1,638	2,300
Equity securities	12	38	71
Other	—	—	12

Gross investment income	10,101	11,281	11,495
Less investment expenses	(201)	(215)	(249)

Net investment income	$9,900	$11,066	$11,246

Realized Investment Gains (Losses)
The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of available-for-sale securities for the years ended December 31 were as follows:

	Successor		Predecessor
	2009	2008	2007
Proceeds	$28,544	$32,068	$12,210
Gross realized investment gains	564	461	1,268
Gross realized investment losses	(735)	(481)	(127)

Proceeds on available-for-sale securities sold at a realized loss	7,878	18,277	7,619
Net realized investment gains (losses) for the years ended December 31 were as follows:

	Successor		Predecessor
	2009	2008	2007
Fixed maturity securities	$(904)	$(628)	$1,141
Equity securities	(177)	(15)	—
Derivatives	(1,849)	1,273	—
Associated amortization expense of VOBA	(33)	152	—

Net realized investment gains (losses)	$(2,963)	$782	$1,141

OTTI
If management determines that a decline in the value of an available-for-sale equity security is other-than-temporary, the cost basis is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. For debt securities, the manner in which an OTTI is recorded depends on whether management intends to sell a security or it is more likely than not that it will be required to sell a security in an unrealized loss position before its anticipated recovery. If management intends to sell or more likely than not will be required to sell the debt security before recovery, the OTTI is recognized in earnings for the difference between amortized cost and fair value. If these criteria are not met, the OTTI is bifurcated into two pieces: a credit loss is recognized in earnings at an amount equal to the difference between the amortized cost of the debt security and its net present value, and a non credit loss is recognized in OCI for any difference between the fair value and the net present value of the debt security at the impairment measurement date.
The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts:

Balance, December 31, 2008	$—
Credit losses remaining in retained earnings related to adoption of revised guidance on OTTI (ASC 320)	69
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(69)
Accretion of credit loss impairments previously recognized	(2)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1)
Accretion previously recognized on securities which matured, paid down, prepaid or were sold during the period	3

Balance, December 31, 2009	$—

For 2009, the Company recorded gross impairments of $909 and no associated amortization of VOBA. The Company adopted revised guidance on the recognition and presentation of OTTI as of June 30, 2009. The gross cumulative effect of this adoption was a $201 adjustment to retained earnings and amortized cost for the non credit related portion of previously recorded impairments on securities still in inventory at April 1, 2009. Of this, $70 related to non credit impairments recorded in income during the first quarter of 2009. For 2008, the Company recorded gross impairments of $626, and associated amortization of VOBA of $106. For 2007, the Company did not record any OTTI.

Note 5. VOBA, Other Intangibles and Goodwill
VOBA reflects the estimated fair value of inforce contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts inforce at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. In addition, the Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. At December 31, 2009, the reversion to the mean assumption was 7.25% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate, while at December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate.
The carrying amount of VOBA for the years ended December 31 was as follows:

	2009	2008
Balance at beginning of year	$41,525	$44,024

Purchase price adjustment	—	6,829
Amortization expense	(3,116)	(2,239)
Unlocking	(519)	(2,460)
Impairment charge	(7,165)	(4,326)
Adjustment related to realized (gains) losses on investments and OTTI	(33)	152
Adjustment related to unrealized (gains) losses and OTTI on investments	290	(454)

Balance at end of year	$30,982	$41,525

During 2009, the Company, as a result of market improvements, experienced increased gross profits which increased amortization expense. During 2008, the Company experienced lower than expected gross profits as a result of market losses which reduced amortization expense and unlocking. In addition, in the first quarter 2009 and fourth quarter 2008, the Company recorded impairment charges as estimated future gross profits were less than the unamortized balance.
The estimated future amortization of VOBA from 2010 to 2014 is as follows:

2010	$2,989
2011	$2,825
2012	$2,628
2013	$2,506
2014	$2,387
Other intangibles include the estimated fair values of the distribution agreement, the trade name and the non-compete agreement acquired at the acquisition date. The Company reviews other intangible assets when certain events or circumstances exist, while goodwill is reviewed for impairment on an annual basis and on an interim basis when certain events or circumstances exist. However during the 4th quarter 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co. distribution channel instead of continuing to sell new variable annuities on MLLIC. As a result of this decision, an impairment charge was taken for the entire unamortized other intangible balance ($6,783) and the majority of the goodwill balance ($3,096) except for the amount related to the Company’s state licenses at December 31, 2008.
Note 6. DAC, DSI and UPCR
The Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of DAC. At December 31, 2009, the reversion to the mean assumption was 7.25% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate, while at December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate.

The carrying amount of DAC and DSI for the years ended December 31 was as follows:

	DAC	DSI
Balance, January 1, 2008	$—	$—

Capitalization	442	177
Accretion	11	1
Unlocking	(42)	(13)
Adjustment related to unrealized gains and OTTI on investments	(38)	—

Balance, December 31, 2008	373	165

Capitalization	65	5
Amortization	(139)	(53)
Unlocking	22	13
Adjustment related to unrealized losses and OTTI on investments	39	—

Balance, December 31, 2009	$360	$130

Equity market improvements in 2009 compared to 2008 caused higher amortization expense as a result of increasing gross profits. During 2008, the Company experienced lower than expected gross profits as a result of market losses which reduced amortization expense and unlocking.
Note 7. Variable Contracts Containing Guaranteed Benefits
Variable Annuity Contracts Containing Guaranteed Benefits
Prior to September 30, 2009, the Company issued variable annuity contracts in which the Company may have contractually guaranteed to the contract owner a guaranteed minimum death benefit (“GMDB”) and/or an optional guaranteed living benefit provision. The living benefit provisions offered by the Company included a guaranteed minimum income benefit (“GMIB”) and a guaranteed minimum withdrawal benefit (“GMWB”). Information regarding the general characteristics of each guaranteed benefit type is provided below:
•	In general, contracts containing GMDB provisions provide a death benefit equal to the greater of the GMDB or the contract value. Depending on the type of contract, the GMDB may equal: i) contract deposits accumulated at a specified interest rate, ii) the contract value on specified contract anniversaries, iii) return of contract deposits, or iv) some combination of these benefits. Each benefit type is reduced for contract withdrawals.

•	In general, contracts containing GMIB provisions provide the option to receive a guaranteed future income stream upon annuitization. There is a waiting period of ten years that must elapse before the GMIB provision can be exercised.

•	Contracts containing GMWB provisions provide the contract owner the ability to withdraw minimum annual payments regardless of the impact of market performance on the contract owner’s account value. In general, withdrawal percentages are based on the contract owner’s age at the time of the first withdrawal.

The Company had the following variable annuity contracts containing guaranteed benefits at December 31:

	GMDB	GMIB		GMWB
2009
Net amount at risk (a)	$84,102	$337		$4,871

Average attained age of contract owners	71	62		73

Weighted average period remaining until expected annuitization	n/a	4.0	yrs	n/a

2008
Net amount at risk (a)	$167,799	$7,321		$11,327

Average attained age of contract owners	69	62		73

Weighted average period remaining until expected annuitization	n/a	6.1	yrs	n/a

(a)	Net amount at risk for GMDB is defined as the current GMDB in excess of the contract owners’ account balance at the Balance Sheet date. Net amount at risk for GMIB is defined as the present value of the minimum guaranteed annuity payments available to the contract owner in excess of the contract owners’ account balance at the Balance Sheet date. Net amount at risk for GMWB is defined as the present value of the minimum guaranteed withdrawals available to the contract owner in excess of the contract owners’ account balance at the Balance Sheet date.
The Company records liabilities for contracts containing GMDB and GMIB provisions as a component of future policy benefits in the Balance Sheets. Changes in these guaranteed benefit liabilities are included as a component of policy benefits in the Statement of Income. The GMDB and GMIB liabilities are determined by projecting future expected guaranteed benefits under multiple scenarios for returns on Separate Accounts assets. The Company uses estimates for mortality and policyholder behavior assumptions based on actual and projected experience for each contract type. These estimates are consistent with the estimates used in the calculation of DAC. The Company regularly evaluates the estimates used and adjusts the GMDB and/or GMIB liability balances with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that earlier assumptions should be revised.
The changes in the variable annuity GMDB and GMIB liabilities for the years ended December 31 were as follows:

	GMDB	GMIB
Balance, January 1, 2008	$2,221	$—

Purchase price adjustment	(2,221)	—
Guaranteed benefits incurred	1,127	491
Guaranteed benefits paid	(2,307)	—
Unlocking	1,677	626

Balance, December 31, 2008	497	1,117

Guaranteed benefits incurred	2,301	1,262
Guaranteed benefits paid	(2,488)	—
Unlocking	(3)	167

Balance, December 31, 2009	$307	$2,546

During 2009, the small decline in the GMDB liability was primarily due to equity market improvements partially offset by revisions to policyholder behavior assumptions. During 2009, the increase in the GMIB liability was primarily due to revisions to policyholder behavior assumptions partially offset by the favorable impact of improved equity markets in the latter half of 2009. The substantial increase in the GMDB and GMIB liabilities in 2008 was primarily due to significant market declines during the latter half of 2008.

At December 31, contract owners’ account balances by mutual fund class by guaranteed benefit provisions were comprised as follows:

				Money
	Equity	Bond	Balanced	Market	Other	Total
2009
GMDB Only	$159,327	$63,585	$42,961	$18,679	$155	$284,707
GMDB and GMIB	82,236	22,879	25,241	4,378	1,030	135,764
GMDB and GMWB	10,395	1,979	4,567	25	167	17,133
GMWB only	10,972	2,066	4,269	223	270	17,800
GMIB only	4,117	941	1,276	46	84	6,464
No guaranteed benefit	1,957	721	1,515	222	39	4,454

Total	$269,004	$92,171	$79,829	$23,573	$1,745	$466,322

2008
GMDB Only	$147,508	$63,836	$40,367	$18,950	$104	$270,765
GMDB and GMIB	64,741	24,476	24,035	4,896	699	118,847
GMDB and GMWB	7,489	2,277	4,526	20	170	14,482
GMWB only	7,949	2,463	4,661	109	249	15,431
GMIB only	3,489	789	1,230	20	68	5,596
No guaranteed benefit	1,725	440	1,000	160	37	3,362

Total	$232,901	$94,281	$75,819	$24,155	$1,327	$428,483

Variable Life Contracts Containing Guaranteed Benefits
The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.
At December 31, contract owners’ account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

	2009	2008
Balanced	$80,251	$53,440
Equity	48,770	74,664
Bond	23,936	12,799
Money Market	24,870	29,052

Total	$177,827	$169,955

Note 8. Federal Income Taxes
The following is a reconciliation of the provision for income taxes based on income (loss) before federal income taxes, computed using the federal statutory rate versus the reported provision for income taxes for the years ended December 31.

	Successor		Predecessor
	2009	2008	2007
Provisions for income taxes computed at Federal statutory rate (35%)	$(1,905)	$(1,671)	$5,411
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(700)	(595)	(407)
Tax credits	(151)	(72)	(156)
Tax goodwill amortization	—	(128)	—
Valuation allowance on deferred tax assets	3,705	—	—
Provision to return adjustment	(608)	—	—
Uncertain tax positions	343	—	—
Other	53	2	—

Federal income tax provision	$737	$(2,464)	$4,848

Effective tax rate	-14%	53%	31%
The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. Deferred tax assets and liabilities were as follows:

	December 31
	2009	2008
Deferred tax assets
DAC	$11,362	$10,155
Tax VOBA	668	719
Policyholder account balances	14,871	—
Tax credits	629	—
Investment adjustments	—	5,227
Net operating and capital loss carryforward	2,487	3,724
Intangible assets	3,464	3,123
Other	705	111

Total deferred tax assets	34,186	23,059
Valuation allowance	(3,705)	—

Net deferred tax assets	30,481	23,059

Deferred tax liabilities
Book VOBA	10,866	14,534
DAC	2,456	188
Investment adjustments	17,777	—
Policyholder account balance	—	3,154

Total deferred tax liabilities	31,099	17,876

Total net deferred tax asset (liability)	$(618)	$5,183

The valuation allowance for deferred tax assets as of December 31, 2009 was $3,705. There was no valuation allowance at December 31, 2008. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of further taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.
The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined that there were no tax benefits that should not be recognized as of December 31, 2008. Additions as of December 31, 2009 are based on tax positions related to the prior year of $343, which primarily relates to uncertainty regarding the sustainability of certain deductions taken on the 2008 U.S. Federal income tax return. There were no additions based on tax positions related to the current year. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

At December 31, 2009 and December 31, 2008, the Company had an operating loss carryforward for federal income tax purposes of $5,554 (net of the ASC 740 reduction of $981) and $10,639, respectively, with a carryforward period of fifteen years that expire at various dates up to 2024. In addition, at December 31, 2009, the Company also has a capital loss carryforward for federal income tax purposes of $570 with a carryforward period of five years that will expire at various dates up to 2014. At December 31, 2009, the Company had a foreign tax credit carryforward of $412 with a carryforward period of ten years that will expire at various dates up to 2019. Also at December 31, 2009, the Company had an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $217 with an indefinite carryforward period.
The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company did not recognize penalty expense in its financial statements as of December 31, 2009 and December 31, 2008. The Company recognized interest expense of $11 as of December 31, 2009. The Company did not recognize interest expense at December 31, 2008.
The Company files a separate federal income tax return for the years 2008 through 2012. Beginning in 2013 and assuming no changes in ownership, the Company will join the affiliated consolidated tax group. A tax return has been filed for 2008, but no examination by the Internal Revenue Service has commenced.
Note 9. Stockholder’s Equity and Statutory Accounting Principles
The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the New York Insurance Department. The State of New York has adopted the National Association of Insurance Commissioners (“NAIC”) statutory accounting principles as a component of prescribed or permitted practices by the State of New York.
The Company’s statutory net income (loss) for the years ended December 31, 2009, 2008 and 2007 was $22,257, ($13,112) and $19,969, respectively.
Statutory capital and surplus at December 31, 2009 and 2008 was $81,728 and $51,928, respectively. At December 31, 2009 and 2008, the Company doesn’t have any stockholder’s equity available for dividend distribution that would not require approval by the New York Insurance Department. During 2008, the Company paid $7,000 of dividends to AUSA.
The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should hold based upon that company’s risk profile. As of December 31, 2009 and 2008, based on the RBC formula, the Company’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.
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
Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2009 and 2008, reinsurance receivables were $1,782 and $680, respectively, of which the majority related to the recapture of life reinsurance and refined calculations in conjunction with system conversions ($1,608 and $501, respectively). At December 31, 2009 and 2008, these reinsurance receivables were primarily from Swiss Re, Lincoln National Life Insurance Company, Reinsurance Group of America (“RGA”), Employers Reassurance Corporation (“ERAC”) and Munich American Reassurance Company. As of December 31, 2009, the Company held collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $260 that can be drawn upon for delinquent reinsurance receivables.

At December 31, 2009, the Company had the following life insurance inforce:

Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other	Net	assumed to
	amount	companies	companies	amount	net
Life insurance inforce	$429,011	$49,966	$1,175	$380,220	0.31%
In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. As of December 31, 2009, 58% and 15% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. As of December 31, 2008, 59% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.
Note 11. Related Party Transactions
As of December 31, 2009, the Company had the following related party agreements in effect:
The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During 2009 and 2008, the Company incurred $1,868 and $732, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
The Company is party to intercompany short-term note receivables with the parent at various times during the year. At December 31, 2009 and 2008, the Company was not party to any outstanding intercompany short-term note receivable. During 2008, the Company received $6 of interest, which was included in net investment income.
AEGON USA Realty Advisors, Inc. acts as the manager and administrator for the Company’s real property assets and mortgage loans under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During 2009 and 2008, the Company did not incur any charges under this agreement.
AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During 2009 and 2008, the Company incurred $196 and $197, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.
Transamerica Capital, Inc. provides wholesaling distribution services for the Company under a distribution agreement. During 2009 and 2008, the Company incurred $35 and $154, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
Transamerica Capital, Inc. provides underwriting services for the Company under an underwriting agreement. During 2009 and 2008, the Company incurred $2,620 and $998, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under an administrative services agreement. Revenue attributable to this agreement is included in policy charge revenue. During 2009, the Company did not receive any revenue under this agreement. During 2008, the Company received $2 in revenue under this agreement.
The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. Revenue attributable to this agreement is included in policy charge revenue. During 2009 and 2008, the Company received $1 and $1, respectively, in revenue under this agreement.
The Company has a reinsurance agreement with Transamerica Life Insurance Company. During 2009 and 2008, the Company incurred $19 and $20, respectively, in reinsurance premium ceded expense under this agreement, respectively. There were no reinsurance recoveries on death claims incurred during 2009. During 2008, this expense was offset by $15 in reinsurance recoveries on death claims incurred.

The Company has a service agreement with Western Reserve Life Assurance Co. of Ohio (“WRL”) whereby WRL will perform specified administrative functions in connection with the operation of the Company except to the extent that the services are performed for the Company by another party. During 2009, the Company incurred $149 in expenses under this agreement. During 2008, the Company did not incur any expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
The Company is party to the purchasing of investments between various affiliated companies. The investments are purchased at fair value and are included in fixed maturity available-for-sale securities in the Balance Sheets. During 2009, the Company did not purchase any investments from affiliates. During 2008, the Company purchased $5,332 of fixed maturity available-for-sale securities from an affiliated company.
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
Prior to December 28, 2007, the Company had the following affiliated agreements in effect:
The Company and Merrill Lynch Insurance Group, Inc. (“MLIG”) were parties to a service agreement whereby MLIG agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement were reimbursed by the Company on an allocated cost basis. Charges allocated to the Company by MLIG pursuant to the agreement were $3,369 for 2007. Charges attributable to this agreement were included in insurance expenses and taxes, except for investment related expenses, which were included in net investment income. The Company was allocated interest expense on its accounts payable to MLIG that approximates the daily federal funds rate. Total intercompany interest incurred was $74 for 2007. Intercompany interest was included in net investment income.
The Company had a general agency agreement with Merrill Lynch Life Agency Inc. (“MLLA”) whereby registered representatives of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, who are the Company’s licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA was paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $2,295 for 2007. Certain commissions were capitalized as DAC and were being amortized in accordance with the accounting policy discussed in Note 6. Charges attributable to this agreement were included in insurance expenses and taxes, net of amounts capitalized.
MLIG had entered into agreements with i) Roszel Advisors, LLC (“Roszel”), a subsidiary of MLIG, with respect to administrative services for the MLIG Variable Insurance Trust (“the Trust”) and ii) the former Merrill Lynch Investment Managers, L.P. (“MLIM”), now BlackRock, Inc, with respect to administrative services for the Merrill Lynch Series Fund, Inc., Merrill Lynch Variable Series Funds, Inc. and Mercury Variable Trust, (collectively, “the Funds”). Certain Separate Accounts of the Company may invest in the various mutual fund portfolios of the Trust and the Funds in connection with the variable life insurance and annuity contracts the Company had inforce. Under these agreements, Roszel and MLIM pay MLIG an amount equal to a percentage of the assets invested in the Trust and the Funds through the Separate Accounts. Revenue attributable to these agreements is included in policy charge revenue. The Company received from MLIG its allocable share of such compensation from Roszel in the amount of $198 during 2007.
Note 12. Commitments and Contingencies
State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate what future assessments it will incur as a result of insolvencies. At December 31, 2009 the Company’s estimated liability for future guaranty fund assessments was $1. There was no estimated liability for future guaranty fund assessments at December 31, 2008. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability appropriately.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.
Note 13. Segment Information
In reporting to management, the Company’s operating results are categorized into two business segments: Annuity and Life Insurance. The Company’s Annuity segment consists of variable annuities and interest-sensitive annuities. The Company’s Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The accounting policies of the business segments are the same as those for the Company’s financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The “Other” category, presented in the following segment financial information, represents net revenues and net earnings on invested assets that do not support annuity or life insurance contract owner liabilities. Subsequent to the acquisition, management no longer considers “Other” a category for segment reporting purposes. It is impracticable to restate the prior period segment information as well as disclosing the information under both the old basis and the new basis of reporting. Therefore, the predecessor information is shown under the old basis, three segments — annuity, life insurance and other, while the successor information is shown under the new basis, two segments — annuity and life insurance.
The following tables summarize each business segment’s contribution to select Statements of Income categories for the years ended December 31.

	Successor
	2009
		Life
	Annuity	Insurance	Total
Net revenues (a)	$9,306	$5,808	$15,114

Policy benefits (net of reinsurance)	1,888	1,390	3,278

Federal income tax expense	99	638	737

Net income (loss)	(7,650)	1,469	(6,181)

	Successor
	2008
		Life
	Annuity	Insurance	Total
Net revenues (a)	$15,527	$8,672	$24,199

Policy benefits (net of reinsurance)	972	1,653	2,625

Federal income tax expense (benefit)	(2,997)	533	(2,464)

Net income (loss)	(3,996)	1,783	(2,213)

	Predecessor
	2007
		Life
	Annuity	Insurance	Other	Total
Net revenues (a)	$16,130	$7,252	$2,144	$25,526

Policy benefits (net of reinsurance)	(124)	2,193	—	2,069

Federal income tax expense	3,199	898	751	4,848

Net income	7,278	1,940	1,393	10,611

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.
The following tables represent select Balance Sheet information at December 31:

		Total
	Total	Policyholder
	Assets	Liabilities
2009
Annuity	$622,440	$74,177
Life Insurance	287,310	71,556

Total	$909,750	$145,733

2008
Annuity	$550,783	$80,497
Life Insurance	319,057	76,533

Total	$869,840	$157,030

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML Life Insurance Company of New York (Registrant)

Date: March 25, 2010	By:	*
James D. Purvis Vice President, Treasurer, and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

* Lon J. Olejniczak	Director and President	March 25, 2010
* William Brown, Jr.	Director	March 25, 2010
* William L. Busler	Director	March 25, 2010
* Frank A. Camp	Director and Secretary	March 25, 2010
* Robert R. Frederick	Director and Senior Vice President	March 25, 2010
* Steven E. Frushtick	Director	March 25, 2010
* John T. Mallett	Director and Vice President	March 25, 2010
* Ronald F. Mosher	Director	March 25, 2010
* Cornelius H. Verhagen	Director	March 25, 2010
* Ronald L. Ziegler	Director and Senior Vice President	March 25, 2010
* James D. Purvis	Vice President, Treasurer, and Chief Financial Officer	March 25, 2010
* Eric J. Martin	Vice President and Corporate Controller	March 25, 2010
/s/ Darin D. Smith Darin D. Smith	Vice President and Assistant Secretary	March 25, 2010

*By:	Darin D. Smith — Attorney-in-Fact pursuant to Powers of Attorney.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy material has been or will be sent to Registrant’s security holder

     EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York	Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.

3.2	By-Laws of ML Life Insurance Company of New York	Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.

4.1	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
4.2	Modified Guaranteed Annuity Contract Application	Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
4.3	Qualified Retirement Plan Endorsement	Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
4.4	IRA Endorsement	Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.5	Company Name Change Endorsement	Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
4.6	IRA Endorsement, MLNY009	Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.
4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94	Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.
4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94	Incorporated by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.
10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc.	Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation	Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(c) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.
10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.
10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.
10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(k) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.
10.12	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.

10.13	Non-Affiliated Broker-Dealer Wholesaling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital, Inc.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.

10.14	Selling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.

10.15	Keep Well Agreement between AEGON USA And ML Life Insurance Company of New York	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.

10.16	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed August 17, 2007.

10.17	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.

10.18	Principal Underwriting Agreement between Transamerica Capital, Inc. and ML Life Insurance Company of New York.	Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 26, 2009.

24.1	Powers of Attorney.	Exhibit 24.1

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).	Exhibit 31.1

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).	Exhibit 31.2

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2

EXHIBIT INDEX

24.1	Powers of Attorney

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.