Form 10-Q
period 2010-03-31
ML LIFE INSURANCE CO OF NEW YORK
filed 2010-05-13
CIK 862923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
COMMISSION FILE NUMBERS 33-34562; 33-60288; 333-48983; 333-133224
ML LIFE INSURANCE COMPANY OF NEW YORK
(Exact name of Registrant as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	16-1020455 (IRS Employer Identification No.)
440 Mamaroneck Avenue
Harrison, NY 10528
(Address of Principal Executive Offices)
4 Manhattanville Road
Purchase, New York
10577
(Address of Former Principal Executive Offices)
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

PART I. Financial Information
Item 1. Financial Statements
ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except share data)	2010	2009
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2010 - $147,393 ; 2009 - $110,939)	$152,663	$113,927
Equity available-for-sale securities, at estimated fair value (cost: 2010 - $80; 2009 - $80)	65	57
Policy loans	62,289	63,045

Total investments	215,017	177,029

Cash and cash equivalents	14,700	49,423
Accrued investment income	3,175	2,706
Deferred policy acquisition costs	348	360
Deferred sales inducements	133	130
Value of business acquired	30,537	30,982
Goodwill	500	500
Reinsurance receivables	1,506	1,782
Affiliated receivables — net	826	—
Receivable for investments sold — net	21	65
Other assets	3,550	2,624
Separate Accounts assets	646,362	644,149

Total Assets	$916,675	$909,750

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$121,198	$125,329
Future policy benefits	19,913	18,486
Claims and claims settlement expenses	3,831	1,918

	144,942	145,733

Other policyholder funds	175	157
Federal income taxes — current	307	368
Federal income taxes — deferred	1,395	618
Affiliated payables — net	—	235
Other liabilities	1,518	932
Separate Accounts liabilities	646,362	644,149

Total Liabilities	794,699	792,192

Stockholder’s Equity
Common stock ($10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	128,638	128,638
Accumulated other comprehensive income, net of taxes	3,565	2,050
Retained deficit	(12,427)	(15,330)

Total Stockholder’s Equity	121,976	117,558

Total Liabilities and Stockholder’s Equity	$916,675	$909,750

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009
	(unaudited)
Revenues
Policy charge revenue	$3,653	$3,442
Net investment income	2,598	2,659
Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	—	(583)
Portion of loss recognized in other comprehensive income	—	—

Net other-than-temporary impairment losses on securities recognized in income	—	(583)
Net realized investment gains, excluding other-than-temporary impairment losses on securities	545	515

Net realized investment gains (losses)	545	(68)

Total Revenues	6,796	6,033

Benefits and Expenses
Interest credited to policyholder liabilities	1,393	1,617
Policy benefits (net of reinsurance recoveries: (2010 - $3 ; 2009 - $39)	302	1,573
Reinsurance premium ceded	288	251
Amortization (accretion) of deferred policy acquisition costs	(16)	42
Amortization and impairment of value of business acquired	470	7,658
Insurance expenses and taxes	1,456	1,554

Total Benefits and Expenses	3,893	12,695

Income (Loss) Before Taxes	2,903	(6,662)

Federal Income Tax Expense (Benefit)
Current	57	—
Deferred	(57)	4,498

Federal Income Tax Expense (Benefit)	—	4,498

Net Income (Loss)	$2,903	$(11,160)

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009
	(unaudited)

Net Income (Loss)	$2,903	$(11,160)

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	2,970	(1,724)
Reclassification adjustment for (gains) losses included in net income	(681)	442

	2,289	(1,282)

Net unrealized other-than-temporary impairment gains (losses) on securities
Unrealized other-than-temporary impairment gains (losses) arising during the period	—	—
Reclassification adjustment for other-than-temporary impairment (gains) losses included in net income	—	—

	—	—

Adjustments
Policyholder liabilities	34	182
Deferred policy acquisition costs	—	158
Value of business acquired	25	1,640
Deferred federal income taxes	(833)	(412)

	(774)	1,568

Total other comprehensive income, net of taxes	1,515	286

Comprehensive Income (Loss)	$4,418	$(10,874)

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	March 31, 2010	December 31, 2009
	(unaudited)	(audited)

Common Stock	$2,200	$2,200

Additional Paid-in Capital	$128,638	$128,638

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$2,050	$(8,333)
Total other comprehensive income, net of taxes	1,515	10,447
Cumulative effect of adoption of other-than-temporary impairment guidance (ASC 320)	—	(64)

Balance at end of period	$3,565	$2,050

Retained Earnings (Deficit)
Balance at beginning of period	$(15,330)	$(9,213)
Net income (loss)	2,903	(6,181)
Cumulative effect of adoption of other-than-temporary impairment guidance (ASC 320)	—	64

Balance at end of period	$(12,427)	$(15,330)

Total Stockholder’s Equity	$121,976	$117,558

See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,903	$(11,160)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Changes in:
Deferred policy acquisition costs	12	29
Deferred sales inducements	(3)	12
Value of business acquired	470	7,658
Benefit reserves	(43)	396
Federal income tax accruals	(117)	4,498
Claims and claims settlement expenses	1,913	(541)
Other policyholder funds	18	(92)
Other operating assets and liabilities, net	(1,552)	2,693
Accretion of investments	(5)	(39)
Interest credited to policyholder liabilities	1,393	1,617
Net realized investment (gains) losses	(545)	68

Net cash and cash equivalents provided by operating activities	4,444	5,139

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	22,519	7,340
Maturities of available-for-sale securities	3,506	1,945
Purchases of available-for-sale securities	(61,633)	(2,060)
Net settlements on futures contracts	(296)	479
Policy loans on insurance contracts, net	756	1,937

Net cash and cash equivalents provided by (used in) investing activities	(35,148)	9,641

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	84	540
Policyholder withdrawals	(4,103)	(7,713)

Net cash and cash equivalents used in financing activities	(4,019)	(7,173)

Net increase (decrease) in cash and cash equivalents (1)	(34,723)	7,607
Cash and cash equivalents, beginning of year	49,423	29,973

Cash and cash equivalents, end of period	$14,700	$37,580

(1)	Included in net increase (decrease) in cash and cash equivalents is interest paid (2010 - $1; $2009 - $1); interest received (2010 - $1; 2009 - $0); Federal income taxes paid (2010 - $205; 2009 - $0); Federal income taxes received (2010 - $88; 2009 - $0)
See Notes to Financial Statements

ML LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
NOTES TO FINANCIAL STATEMENTS (unaudited)
(Dollars in Thousands)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
ML Life Insurance Company of New York (“MLLICNY” or the “Company”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. During 2009, the Company, in addition to not issuing life insurance products, ceased issuing variable annuity and market value adjusted annuity products. The Company is licensed to sell insurance and annuities in nine states.
For a complete discussion of the Company’s 2009 Financial Statements and accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The interim Financial Statements for the three month periods are unaudited; however in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Financial Statements have been included. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements included in the 2009 Annual Report on Form 10-K. The nature of the Company’s business is such that results of any interim period are not necessarily indicative of results for a full year.
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
Certain reclassifications and format changes have been made to prior period financial statements, where appropriate, to conform to the current period presentation. These reclassifications have no effect on net income or stockholder’s equity of the prior year.
Accounting Estimates and Assumptions
The preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain invested assets, asset valuation allowances, deferred policy acquisition costs, deferred sales inducements, value of business acquired, goodwill, policyholder liabilities, income taxes, and potential effects of unresolved litigated matters.
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
Recent Accounting Guidance
Current Adoption of Recent Accounting Guidance
Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures
The Company adopted guidance (Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements) which includes new disclosures and clarifications of existing disclosures about fair value measurements as of the period ended March 31, 2010. The guidance requires disclosure of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and reasons for the transfers. Additionally, the ASU clarifies the level of disaggregation for fair value disclosures, requiring disclosures for each class of assets and liabilities. The guidance clarifies that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The adoption required updates to the Company’s financial statement disclosures, but did not impact the Company’s results of operations or financial position.

Accounting Guidance Adopted in 2009
ASC 105, Generally Accepted Accounting Principles
The Company adopted guidance that established the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities as of the period ended September 30, 2009. All guidance contained in the Codification carries an equal level of authority. The adoption required updates to the Company’s financial statement disclosures, but did not impact the Company’s results of operations or financial position.
ASC 320, Investments —Debt and Equity Securities
The Company adopted guidance that makes other-than-temporary impairment (“OTTI”) guidance for debt securities more operational and improves the presentation and disclosure of OTTI on debt and equity securities in the financial statements as of the period ended June 30, 2009. The adoption resulted in a net increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $64 at June 30, 2009.
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
ASC 855, Subsequent Events
The Company adopted guidance that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued as of the period ended June 30, 2009. In addition, the Company adopted revised guidance as of the period ended December 31, 2009, which eliminated the requirement for entities that file or furnish financial statements to the Securities Exchange Commission (“SEC”) to disclose the date through which subsequent events have been evaluated. The adoption did not impact the Company’s results of operations or financial position.

ASC 815, Derivatives and Hedging
On January 1, 2009, the Company adopted guidance that amended and expanded the disclosure requirements related to derivative instruments and hedging activities to provide users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption did not impact the Company’s results of operations or financial position.
ASC 805, Business Combinations
On January 1, 2009, the Company adopted guidance that established the principles and requirements for how the acquirer in a business combination: a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. The adoption did not have a material impact on the results of operation or financial position.
ASC 350, Intangibles—Goodwill and Other
On January 1, 2009, the Company adopted guidance that amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption did not impact the Company’s results of operations or financial position.
Future Adoption of Accounting Guidance
ASC 820, Fair Value Measurements and Disclosures
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires separate presentation of information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements using significant unobservable inputs. This disclosure requirement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. The Company will adopt the guidance on January 1, 2011, which affects disclosures and therefore will not impact the Company’s results of operations or financial position.
In April 2010, the FASB issued ASU 2010-15, How Investments Held Through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. This guidance clarifies that an insurance entity should not consider any separate account interest held for the benefit of policyholders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning January 1, 2011 with early adoption permitted with the guidance applied retrospectively to all prior periods upon the date of adoption. The Company is currently evaluating the impact to its results of operations and financial position.
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
The Company recognizes transfers between levels as of the beginning of the period.
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities
Corporate securities	$—	$109,587	$—	$109,587
Asset-backed securities	—	6,618	650	7,268
Commercial mortgage-backed securities	—	29,282	—	29,282
Residential mortgage-backed securities	—	1,479	—	1,479
Government and government agencies
United States	1,925	—	—	1,925
Foreign	—	3,122	—	3,122

Total fixed maturity securities (a)	1,925	150,088	650	152,663
Equity securities — banking securities (a)	—	65	—	65
Cash equivalents (b)	—	11,721	—	11,721
Separate Accounts assets (c)	646,362	—	—	646,362

Total assets	$648,287	$161,874	$650	$810,811

Liabilities
Future policy benefits (embedded derivatives only) (d)	$—	$—	$(4,675)	$(4,675)

Total liabilities	$—	$—	$(4,675)	$(4,675)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities
Corporate securities	$—	$65,484	$—	$65,484
Asset-backed securities	—	4,998	2,216	7,214
Commercial mortgage-backed securities	—	25,528	—	25,528
Residential mortgage-backed securities	—	9,115	—	9,115
Government and government agencies
United States	3,134	—	—	3,134
Foreign	—	3,452	—	3,452

Total fixed maturity securities (a)	3,134	108,577	2,216	113,927
Equity securities — banking securities (a)	—	57	—	57
Cash equivalents (b)	—	47,114	—	47,114
Separate Accounts assets (c)	644,149	—	—	644,149

Total assets	$647,283	$155,748	$2,216	$805,247

Liabilities
Future policy benefits (embedded derivatives only) (d)	$—	$—	$(4,482)	$(4,482)

Total liabilities	$—	$—	$(4,482)	$(4,482)

(a)	Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasury and U.S. Government Agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Level 2 securities include fixed maturity securities and preferred stock for which the Company utilized pricing services and corroborated broker quotes. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes.

(b)	Cash equivalents are primarily valued at amortized cost, which approximates fair value. Operating cash is not included in the above mentioned table.

(c)	Separate Accounts assets are carried at the net asset value provided by the fund managers.

(d)	The Company issued contracts containing guaranteed minimum withdrawal benefits riders (“GMWB”) and obtained reinsurance on guaranteed minimum income benefit riders (“GMIB reinsurance”). GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host variable annuity contract. The fair value of these guarantees are calculated as the present value of future expected payments to policyholders less the present value of assessed rider fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, their fair values are determined using stochastic techniques under a variety of market return, discount rates and actuarial assumptions. Since many of the assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 of the fair value hierarchy.
At March 31, 2010, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at March 31, 2010 and December 31, 2009:

Fixed maturity securities	March 31, 2010	December 31, 2009

Balance at beginning of period (a)	$2,216	$5,108

Change in unrealized gains (losses) (b)	22	(125)
Sales	(29)	(432)
Transfers into Level 3	—	2,767
Transfers out of Level 3	(1,563)	(5,108)
Changes in valuation (c)	4	5

Balance at end of period (a)	$650	$2,216

(a)	Recorded as a component of fixed maturity available-for-sale securities in the Balance Sheets.

(b)	Recorded as a component of other comprehensive income (loss).

(c)	Recorded as a component of net investment income in the Statements of Income.
In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease in Level 3 securities at March 31, 2010 and December 31, 2009 is primarily due to an increase in market activity and securities being vendor priced (Level 2).
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
For equity volatility, the Company uses a term structure with market based implied volatility inputs for the first five years. Correlations of market returns across underlying indices are based on actual observed market returns and their inter-relationships over a number of years preceding the valuation date. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases; and therefore, the Company uses a volatility curve which grades from actual implied volatilities for five years to a long-term forward rate assumption of 25% for the periods ended March 31, 2010 and December 31, 2009, respectively. The March 31, 2010 and December 31, 2009 volatility assumption for the S&P 500 index in year 20 is approximately 24.7% and 25.3%, respectively, expressed as spot rates. Assumptions on policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
		GMIB		GMIB
	GMWB	Reinsurance	GMWB	Reinsurance

Balance at beginning of period (b)	$1,263	$(5,745)	$4,270	$(7,449)

Changes in interest rates (a)	(73)	(194)	(1,377)	1,212
Changes in equity markets (a)	(76)	150	(1,665)	1,230
Other (a)	—	—	35	(738)

Balance at end of period (b)	$1,114	$(5,789)	$1,263	$(5,745)

(a)	Recorded as a component of policy benefits in the Statements of Income.

(b)	Recorded as a component of future policy benefits in the Balance Sheets.
As of March 31, 2010, the GMWB reserves and GMIB Reinsurance remained relatively level as compared to 2009. In 2009, the change in GMWB reserves and GMIB insurance was driven by the increase in risk neutral rates, improved equity markets, and policyholder behavior assumption updates, slightly offset by a lower credit spread.
Note 3. Investments
Fixed Maturity and Equity Securities
The amortized cost/cost and estimated fair value of investments in fixed maturity securities and equity securities at March 31, 2010 and December 31, 2009 were:

	March 31, 2010
					Estimated
	Amortized	Gross Unrealized			Fair
	Cost/Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities
Corporate securities	$105,842	$4,121	$(376)	$—	$109,587
Asset-backed securities	7,054	231	(17)	—	7,268
Commercial mortgage-backed securities	27,713	1,790	(221)	—	29,282
Residential mortgage-backed securities	1,615	15	(151)	—	1,479
Government and government agencies
United States	1,967	10	(52)	—	1,925
Foreign	3,202	114	(194)	—	3,122

Total fixed maturity securities	$147,393	$6,281	$(1,011)	$—	$152,663

Equity securities — preferred stocks
Banking securities	$80	$—	$(15)	$—	$65

Total equity securities	$80	$—	$(15)	$—	$65

	December 31, 2009
					Estimated
	Amortized	Gross Unrealized			Fair
	Cost/Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities
Corporate securities	$62,214	$3,609	$(339)	$—	$65,484
Asset-backed securities	7,179	240	(205)	—	7,214
Commercial mortgage-backed securities	25,788	363	(623)	—	25,528
Residential mortgage-backed securities	9,024	331	(240)	—	9,115
Government and government agencies
United States	3,194	1	(61)	—	3,134
Foreign	3,540	92	(180)	—	3,452

Total fixed maturity securities	$110,939	$4,636	$(1,648)	$—	$113,927

Equity securities — preferred stocks
Banking securities	$80	$—	$(23)	$—	$57

Total equity securities	$80	$—	$(23)	$—	$57

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.
Excluding investments in U.S. Government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.
The amortized cost and estimated fair value of fixed maturity securities by investment grade at March 31, 2010 and December 31, 2009 were:

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment grade	$142,456	$147,598	$105,980	$109,074
Below investment grade	4,937	5,065	4,959	4,853

Total fixed maturity securities	$147,393	$152,663	$110,939	$113,927

At March 31, 2010 and December 31, 2009, the estimated fair value of fixed maturity securities rated BBB- were $10,265 and $3,718, respectively, which is the lowest investment grade rating given by Standard & Poor’s (“S&P”).
The amortized cost and estimated fair value of fixed maturity securities at March 31, 2010 and December 31, 2009 by expected maturity were:

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Fixed maturity securities
Due in one year or less	$2,050	$2,073	$4,486	$4,511
Due after one year through five years	21,133	21,793	18,774	19,517
Due after five years through ten years	75,735	78,634	37,584	40,129
Due after ten years	12,093	12,134	8,103	7,912

	111,011	114,634	68,947	72,069
Mortgage-backed securities and other asset-backed securities	36,382	38,029	41,992	41,858

Total fixed maturity securities	$147,393	$152,663	$110,939	$113,927

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
The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (1)
Less than or equal to six months
Fixed maturities
Corporate securities	$26,977	$27,260	$(283)
Residential mortgage-backed securities	27	27	—
Government and government agencies — foreign	2,152	2,278	(126)

Total fixed maturity and equity securities	29,156	29,565	(409)

Greater than six months but less than or equal to one year
Fixed maturities
Government and government agencies — United States	1,008	1,059	(51)

Total fixed maturity and equity securities	1,008	1,059	(51)

Greater than one year
Fixed maturities
Corporate securities	2,570	2,663	(93)
Asset-backed securities	2,269	2,287	(18)
Commercial mortgage-backed securities	2,462	2,684	(222)
Residential mortgage-backed securities	971	1,121	(150)
Government and government agencies — foreign	391	460	(69)
Equity securities — banking securities	65	80	(15)

Total fixed maturity and equity securities	8,728	9,295	(567)

Total fixed maturity and equity securities	$38,892	$39,919	$(1,027)

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (1)
Less than or equal to six months
Fixed maturities
Corporate securities	$998	$998	$—
Residential mortgage-backed securities	35	35	—
Government and government agencies
United States	1,883	1,883	—
Foreign	2,193	2,281	(88)

Total fixed maturity and equity securities	5,109	5,197	(88)

Greater than six months but less than or equal to one year
Fixed maturities
Corporate securities	281	315	(34)
Asset-backed securities	653	690	(37)
Government and government agencies — United States	1,000	1,061	(61)

Total fixed maturity and equity securities	1,934	2,066	(132)

Greater than one year
Fixed maturities
Corporate securities	4,273	4,578	(305)
Asset-backed securities	1,563	1,731	(168)
Commercial mortgage-backed securities	5,955	6,579	(624)
Residential mortgage-backed securities	908	1,148	(240)
Government and government agencies — foreign	368	459	(91)
Equity securities — banking securities	57	80	(23)

Total fixed maturity and equity securities	13,124	14,575	(1,451)

Total fixed maturity and equity securities	$20,167	$21,838	$(1,671)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.
The total number of securities in an unrealized loss position was 30 and 29 at March 31, 2010 and December 31, 2009, respectively.
At March 31, 2010, the Company did not have any securities where the fair value had declined below amortized cost by greater than 20%. At December 31, 2009, the estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% were as follows:

	December 31, 2009
	Estimated	Gross
	Fair	Unrealized		Number of
	Value	Losses	OTTI (1)	Securities
Decline > 20%
Greater than one year	$2,407	$(714)	$—	4

Total	$2,407	$(714)	$—	4

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.
Unrealized gains (losses) incurred during the first three months ended 2010 and 2009 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. As the Company does not have the intent to sell and the Company is not more likely than not required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.

The components of net unrealized gain (loss) and OTTI included in accumulated other comprehensive income (loss), net of taxes at March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
Assets
Fixed maturity securities	$5,270	$2,987
Equity securities	(15)	(23)
Value of business acquired	(37)	(62)

	5,217	2,902

Liabilities
Policyholder account balances	284	251
Federal income taxes — deferred	(1,936)	(1,103)

	(1,652)	(852)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$3,565	$2,050

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
Policy Loans
Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at March 31, 2010 and December 31, 2009 was $62,289 and $63,045, respectively. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.
Derivatives
The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. As of March 31, 2010, the Company had 20 outstanding short futures contracts with a notional value of $5,826. As of December 31, 2009, the Company had 20 outstanding short futures contracts with a notional value of $5,554.
Realized Investment Gains (Losses)
The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of available-for-sale securities for the three months ended March 31 were as follows:

	Three Months Ended
	March 31,
	2010	2009
Proceeds	$22,519	$7,340
Gross realized investment gains	841	144
Gross realized investment losses	—	(84)

Proceeds on the sale of available-for-sale securities sold at a realized loss	789	2,076

Net realized investment gains (losses) for the three months ended March 31 were as follows:

	Three Months Ended
	March 31,
	2010	2009
Fixed maturity securities	$841	$(524)
Derivatives	(296)	479
Associated amortization expense of VOBA	—	(23)

Net realized investment gains (losses)	$545	$(68)

OTTI
If management determines that a decline in the value of an available-for-sale equity security is other-than-temporary, the cost basis is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. For debt securities, the manner in which an OTTI is recorded depends on whether management intends to sell a security or it is more likely than not that it will be required to sell a security in an unrealized loss position before its anticipated recovery. If management intends to sell or more likely than not will be required to sell the debt security before recovery, the OTTI is recognized in earnings for the difference between amortized cost and fair value. If these criteria are not met, the OTTI is bifurcated into two pieces: a credit loss is recognized in earnings at an amount equal to the difference between the amortized cost of the debt security and the present value of the security’s anticipated cash flows, and a non credit loss is recognized in OCI for any difference between the fair value and the net present value of the debt security at the impairment measurement date.
For the three months ended March 31, 2010, the Company did not record impairments. For the three months ended March 31, 2009, the Company recorded gross impairments of $583 and no associated amortization of VOBA.
Note 4. Value of Business Acquired (“VOBA”), Deferred Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)
VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. In addition, the Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA, DAC and DSI.
The reversion to the mean assumption was as follows:

	March 31,	December 31,	March 31,
	2010	2009	2009
Gross short-term equity growth rate for five years	6.75%	7.25%	15.00%
Gross long-term growth rate	9.00%	9.00%	9.00%

The change in the carrying amount of VOBA for the three months ended March 31 was as follows:

	Three Months Ended
	March 31,
	2010	2009
Accretion (amortization) expense	$(663)	$1,249
Unlocking	193	(1,743)
Impairment charge	—	(7,165)
Adjustment related to realized gains on investments	—	(24)
Adjustment related to unrealized losses and OTTI on investments	25	1,640

Change in VOBA carrying amount	$(445)	$(6,042)

During the three months ended March 31, 2010, increased gross profits resulted in an increase in amortization expense as compared to 2009. In addition, the higher projected annuity gross profits resulting from the improved equity markets caused positive unlocking in contrast to the prior year when the economic outlook was negative. For the three months ended March 31, 2009, an impairment charge was taken as estimated future gross profits were less than the unamortized balance.
The change in the carrying amount of DAC and DSI for the three months ended March 31 was as follows:

	Three Months Ended
	March 31,
DAC	2010	2009
Capitalization	$(28)	$14
Accretion (amortization) expense	15	(34)
Unlocking	1	(8)
Adjustment related to unrealized losses and OTTI on investments	—	158

Change in DAC carrying amount	$(12)	$130

	Three Months Ended
	March 31,
DSI	2010	2009
Capitalization	$—	$4
Accretion (amortization) expense	6	(13)
Unlocking	(3)	(3)

Change in DSI carrying amount	$3	$(12)

Note 5. Variable Contracts Containing Guaranteed Benefits
The Company records liabilities for contracts containing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.
The components of the changes in the variable annuity GMDB and GMIB liabilities for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
GMDB	2010	2009
Guaranteed benefits incurred	$544	$440
Guaranteed benefits paid	(174)	(877)
Unlocking	(228)	780

Total	$142	$343

	Three Months Ended
	March 31,
GMIB	2010	2009
Guaranteed benefits incurred	$323	$188
Unlocking	(122)	526

Total	$201	$714

Favorable unlocking for the three months ended March 31, 2010 as compared to 2009 is primarily due to improved equity market performance resulting in lower estimates of future benefit amounts.
The variable annuity GMDB liability at March 31, 2010 and December 31, 2009 was $449 and $307, respectively. The variable annuity GMIB liability at March 31, 2010 and December 31, 2009 was $2,747 and $2,546, respectively.
The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. The Company records liabilities for variable life contracts containing GMDB provisions as a component of future policy benefits and changes in the liabilities are included as a component of policy benefits in the Statements of Income. As of March 31, 2010 and 2009, an insignificant amount of variable life guaranteed benefits were incurred or paid.
Note 6. Federal Income Taxes
The effective tax rate was 0% and (68%) for the three months ended March 31, 2010 and 2009, respectively. Differences between the effective rate and the U.S. statutory rate of 35% during the first three months of 2010 principally were the result of Separate Accounts dividends-received deduction (“DRD”) and valuation allowance on net operating loss carryforward.
The valuation allowance for deferred tax assets as of March 31, 2010 and December 31, 2009 was $2,889 and $3,705, respectively. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of further taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.
The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $343 that should not be recognized as of March 31, 2010 and December 31, 2009, respectively, which primarily relates to uncertainty regarding the sustainability of certain deductions taken on the 2008 U.S. Federal income tax return. There were no additions based on tax positions related to the current and prior year. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.
At March 31, 2010 and December 31, 2009, the Company had an operating loss carryforward for federal income tax purposes of $2,445 (net of the ASC 740 reduction of $981) and $5,554 (net of the ASC 740 reduction of $981), respectively, with a carryforward period of fifteen years that expire at various dates up to 2024. In addition, at March 31, 2010 and December 31, 2009, the Company also has a capital loss carryforward for federal income tax purposes of $95 and $570, respectively, with a carryforward period of five years that will expire at various dates up to 2014. At March 31, 2010 and December 31, 2009, the Company had a foreign tax credit carryforward of $449 and $412, respectively, with a carryforward period of ten years that will expire at various dates up to 2019. Also at March 31, 2010 and December 31, 2009, the Company had an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $274 and $217, respectively, with an indefinite carryforward period.
The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company did not recognize penalty expense in its financial statements as of March 31, 2010 and 2009. The Company recognized interest expense of $4 as of March 31, 2010. The Company did not recognize interest expense in its financial statements as of March 31, 2009.

The Company files a separate federal income tax return for the years 2008 through 2012. Beginning in 2013 and assuming no changes in ownership, the Company will join the affiliated consolidated tax group. A tax return has been filed for 2008, but no examination by the Internal Revenue Service has commenced.
Note 7. Stockholder’s Equity and Statutory Accounting Principles
The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the New York Insurance Department. The State of New York has adopted the National Association of Insurance Commissioners (“NAIC”) statutory accounting principles as a component of prescribed or permitted practices by the State of New York.
The Company’s statutory net income (loss) for the three months ended March 31, 2010 and 2009 was $5,011, and ($5,037), respectively. Statutory capital and surplus at March 31, 2010 and December 31, 2009 was $84,354 and $81,728, respectively.
During the first quarter 2010 and 2009, the Company did not pay any dividends to AUSA or receive any capital contribution from AUSA.
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
Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2010 and December 31, 2009, reinsurance receivables were $1,506 and $1,782, respectively, of which the majority related to the recapture of life reinsurance and refined calculations in conjunction with system conversions ($1,494 and $1,608, respectively). At March 31, 2010 and December 31, 2009, these reinsurance receivables were primarily from Swiss Re, Lincoln National Life Insurance Company, Reinsurance Group of America (“RGA”), Employers Reassurance Corporation (“ERAC”) and Munich American Reassurance Company.
The Company is party to an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold from January 1, 1997 to June 30, 2001.
In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At March 31, 2010 and December 31, 20009, 58% and 15% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.
Note 9. Related Party Transactions
As of March 31, 2010, the Company had the following related party agreements in effect:
The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three month ended March 31, 2010 and 2009, the Company incurred $436 and $518, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
AEGON USA Realty Advisors, Inc. acts as the manager and administrator for the Company’s real property assets and mortgage loans under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three months ended March 31, 2010 and 2009, the Company did not incur any charges under this agreement.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three months March 31, 2010 and 2009, the Company incurred $47 and $50, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.
Transamerica Capital, Inc. provides underwriting services for the Company under an underwriting agreement. During the three months ended March 31, 2010 and 2009, the Company incurred $707 and $579, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
The Company has a reinsurance agreement with Transamerica Life Insurance Company. The Company did not incur any reinsurance premium ceded expense in the three months ended March 31, 2010. During the three months ended March 31, 2009, the Company incurred $4 in reinsurance premium ceded expense under this agreement, respectively. There were no reinsurance recoveries on death claims incurred during the three months ended March 31, 2010 and 2009.
The Company has a service agreement with Western Reserve Life Assurance Co. of Ohio (“WRL”) whereby WRL will perform specified administrative functions in connection with the operation of the Company except to the extent that the services are performed for the Company by another party. During the three months ended March 31, 2010, the Company incurred $45 in expenses under this agreement. During the three months ended March 31, 2009, the Company did not incur any expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
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
The following tables summarize each business segment’s contribution to net revenues and net income (loss):

	Three Months Ended
	March 31,
	2010	2009
Net revenues (a)
Annuities	$3,888	$3,013
Life Insurance	1,515	1,403

Net revenues (a)	$5,403	$4,416

Net income (loss)
Annuities	$2,495	$(10,371)
Life Insurance	408	(789)

Net income (loss)	$2,903	$(11,160)

(a)	Net revenues include total net revenues net of interest credited to policyholder liabilities.

Item 2.	Management’s Narrative Analysis of Results of Operations
This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.
Forward Looking Statements
Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results and other similar matters. These forward-looking statements represent only management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the Company’s control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors in the 2009 Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
Business
Overview
ML Life Insurance Company of New York (“MLLICNY”, “Registrant”, “Company”, “we”, “our”, or “us”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. The Company was incorporated in 1973 under the laws of the State of New York.
MLLICNY conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. During 2009, the Company, in addition to not issuing life insurance products, ceased issuing variable annuity and market value adjusted annuity products. The Company offered the following guaranteed benefits within its variable annuity product suite: guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and guaranteed minimum withdrawal benefits (“GMWB”).
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
Deposits
Total direct deposits were $0.1 million and $0.5 million during the three months ended March 31, 2010 and 2009, respectively. The decrease in deposits was primarily due to the Company ceasing to issue new variable annuity and market value adjusted annuity products in 2009. There were no internal exchanges during the three months ended March 31, 2010 and 2009.
Financial Condition
At March 31, 2010, the Company’s assets were $916.7 million or $6.9 million higher than the $909.8 million in assets at December 31, 2009. Assets excluding Separate Accounts assets increased $4.7 million. Separate Accounts assets, which represent 71% of total assets, increased $2.2 million to $646.4 million.

Changes in Separate Accounts assets were as follows:

Three
Months Ended
(dollars in millions)	March 31, 2010

Investment performance	$21.0
Deposits	0.1
Policy fees and charges	(3.3)
Surrenders, benefits and withdrawals	(15.6)

Net change	$2.2

During the first three months of 2010, the Company did not have any fixed contract owner deposits and fixed contract owner withdrawals were $3.0 million.
Environment
The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads.
Equity Market Performance
The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended March 31, 2010 with increases of 4%, 6% and 5%, respectively, from December 31, 2009.
Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 75% of Separate Accounts assets were invested in equity-based mutual funds at March 31, 2010. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.
During the three months ended March 31, 2010, average variable account balances increased $77.3 million (or 14%) to $637.0 million as compared to the same period in 2009. The increase in average variable account balances contributed $0.3 million to the increase in asset-based policy charge revenue during the three months ended March 31, 2010, respectively, as compared to the same period in 2009.
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
The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended
	March 31,
	2010	2009

Average medium term interest rate yield (a)	1.15%	1.02%
Increase (decrease) in medium term interest rates (in basis points)	(28)	12
Credit spreads (in basis points) (b)	160	654
Contracting of credit spreads (in basis points)	(40)	(81)

Increase (decrease) on market valuations (in millions)
Available-for-sale investment securities	$2.3	$(1.3)
Interest-sensitive policyholder liabilities	—	0.2

Net increase (decrease) on market valuations	$2.3	$(1.1)

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.

(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.
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
The Company’s critical accounting policies and estimates are discussed below. For a full description of these and other accounting policies see Note 1 of the 2009 Annual Report on Form 10-K.
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
At March 31, 2010 and December 31, 2009, approximately, $21.6 million (or 14%) and $9.2 million (or 8%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale.
Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income (loss), net of taxes on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when credit-related declines in estimated fair value are deemed other-than-temporary.

Derivative Instruments
Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. As of March 31, 2010, the Company had 20 outstanding short futures contracts with a notional amount of $5.8 million. As of December 31, 2009, the Company had 20 outstanding short futures contracts with a notional amount of $5.6 million.
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
For the three months ended March 31, 2010, the Company did not record any OTTI in income. The Company recorded an OTTI in income, with no associated amortization of value of business acquired, of $0.6 million for the three months ended March 31, 2009.
Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)
The Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA, DAC and DSI. This practice assumes that the expectations for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. The reversion to the mean assumptions was as follows:

	March 31,	December 31,	March 31,
	2010	2009	2009

Gross short-term equity growth rate for five years	6.75%	7.25%	15.00%

Gross long-term growth rate	9.00%	9.00%	9.00%

VOBA
VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At March 31, 2010 and December 31, 2009, the Company’s VOBA asset was $30.5 million and $31.0 million, respectively. For the three months ended March 31, 2010 and 2009, there was favorable (unfavorable) unlocking of $0.2 million and ($1.7) million, respectively. For the three months ended March 31, 2010, there were no impairment charges. There was an impairment charge of $7.2 million for the three months ended March 31, 2009. See Note 4 to the Financial Statements for a further discussion.
DAC
The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At March 31, 2010 and December 31, 2009, variable annuities accounted for the Company’s entire DAC asset of $0.3 million and $0.4 million, respectively.
DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three months ended March 31, 2010 and 2009, there was less than $0.1 million of DAC unlocking impacting pre-tax income. See Note 4 to the Financial Statements for a further discussion.
DSI
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
The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At March 31, 2010 and December 31, 2009, variable annuities accounted for the Company’s entire DSI asset of $0.1 million and $0.1 million, respectively. See Note 4 to the Financial Statements for a further discussion.
Policyholder Account Balances
The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at March 31, 2010 and December 31, 2009 were $121.2 million and $125.3 million, respectively.
Future Policy Benefits
Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At March 31, 2010 and December 31, 2009, future policy benefits were $19.9 million and $18.5 million, respectively.
Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At March 31, 2010 and December 31, 2009, GMDB and GMIB liabilities included within future policy benefits were as follows:

	March 31,	December 31,
(dollars in millions)	2010	2009
GMDB liability	$0.4	$0.3
GMIB liability	2.7	2.5
The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three months ended March 31, 2010 and 2009, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was $0.4 million and ($1.3) million, respectively.
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
At March 31, 2010 and December 31, 2009, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

	March 31,	December 31,
(dollars in millions)	2010	2009
GMWB liability	$1.1	$1.3
GMIB reinsurance asset	(5.8)	(5.7)
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
Specific estimates include the realization of dividend-received deductions (“DRD”) and foreign tax credits (“FTC”). A portion of the Company’s investment income related to Separate Accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year’s provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. See Note 6 to the Financial Statements for a further discussion.
The valuation allowance for deferred tax assets at March 31, 2010 and December 31, 2009 was $2.9 million and $3.7 million, respectively. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of further taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.
The Company files a return in the U.S. federal tax jurisdiction and various state tax jurisdictions.

Recent Accounting Guidance
The following outlines the adoption of recent accounting guidance in 2010. See Note 1 to the Financial Statements for a further discussion.
•	Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure, ASU 2010-06, Improving Disclosures about Fair Value Measurements — guidance on new disclosures and clarifications of existing disclosures about fair value measurements — adopted January 1, 2010.
The following outlines the adoption of accounting guidance in 2009. See Note 1 to the Financial Statements for a further discussion.
•	ASC 105, Generally Accepted Accounting Principles — established the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities adopted September 30, 2009.

•	ASC 320, Investments—Debt and Equity Securities — guidance that makes OTTI guidance for debt securities more operational and improves the presentation and disclosure of OTTI on debt and equity securities in the financial statements. The revised guidance resulted in a net increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $0.1 million at time of adoption — adopted June 30, 2009.

•	ASC 820, Fair Value Measurements and Disclosures
•	ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent — guidance on measuring the fair value of certain alternative investments (i.e., investments in hedge funds, private equity funds, venture capital funds, offshore fund vehicles, funds of funds, and real estate funds) — adopted December 31, 2009.

•	ASU 2009-05, Measuring Liabilities at Fair Value — guidance which clarified that when a quoted price in an active market for an identical liability is not available, an entity should measure fair value using one of the prescribed approaches that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs — adopted December 31, 2009.

•	Guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly — adopted June 30, 2009.

•	Guidance required an entity to disclose the methods and significant assumptions used to estimate fair value of financial instruments and to describe changes, if any, to those methods and assumptions during the period — adopted June 30, 2009.
•	ASC 855, Subsequent Events
•	Guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued — adopted June 30, 2009.

•	Revised guidance which eliminated the requirement for entities that file or furnish financial statements to the Securities Exchange Commission (“SEC”) to disclose the date through which subsequent events have been evaluated —adopted December 31, 2009.
•	ASC 815, Derivatives and Hedging — guidance that amended and expanded the disclosure requirements related to derivative instruments and hedging activities to provide users of financial statements with an enhanced understanding of the instruments — adopted January 1, 2009.

•	ASC 805, Business Combinations — guidance that established the principles and requirements for how the acquirer in a business combination: a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination — adopted January 1, 2009.

•	ASC 350, Intangibles—Goodwill and Other — guidance that amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset — adopted January 1, 2009.
In addition, the following is accounting guidance that will be adopted in the future. See Note 1 to the Financial Statements for a further discussion.
•	ASC 820, Fair Value Measurements and Disclosure, ASU 2010-06, Improving Disclosures about Fair Value Measurement — requires separate presentation of information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements using significant unobservable inputs — will be adopted January 1, 2011.

•	ASC 944, Financial Services — Insurance, ASU 2010-15, How Investments Held Through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments — clarification that an insurance entity should not consider any separate account interest held for the benefit of policyholders in an investment to be the insurer’s interest and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation — will be adopted January 1, 2011.
Investments
The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents.
Fixed Maturities and Equity Securities
The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at March 31, 2010 and December 31, 2009 were:

	March 31, 2010
						% of
	Amortized	Gross Unrealized			Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	Losses	OTTI (1)	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$21.5	$0.5	$(0.2)	$—	$21.8	14%
Industrial	79.6	3.4	(0.2)	—	82.8	55
Utility	4.8	0.2	—	—	5.0	3
Asset-backed securities
Housing related	2.3	—	—	—	2.3	2
Credit cards	2.8	0.1	—	—	2.9	2
Autos	2.0	0.1	—	—	2.1	1
Commercial mortgage-backed securities - non agency backed	27.6	1.9	(0.2)	—	29.3	19
Residential mortgage-backed securities
Agency backed	0.5	—	—	—	0.5	—
Non agency backed	1.1	—	(0.1)	—	1.0	1
Government and government agencies
United States	2.0	—	(0.1)	—	1.9	1
Foreign	3.2	0.1	(0.2)	—	3.1	2

Total fixed maturity securities	147.4	6.3	(1.0)	—	152.7	100

Equity securities — banking securities	0.1	—	—	—	0.1	—

Total equity securities	0.1	—	—	—	0.1	—

Total fixed maturity and equity securities	$147.5	$6.3	$(1.0)	$—	$152.8	100%

	December 31, 2009
						% of
	Amortized	Gross Unrealized			Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	Losses	OTTI (1)	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$12.9	$0.5	$(0.3)	$—	$13.1	11%
Industrial	46.0	3.0	—	—	49.0	43
Utility	3.3	0.2	—	—	3.5	3
Asset-backed securities
Housing related	2.4	—	(0.2)	—	2.2	2
Credit cards	2.8	0.1	—	—	2.9	3
Autos	2.0	0.1	—	—	2.1	2
Commercial mortgage-backed securities - non agency backed	25.8	0.3	(0.6)	—	25.5	22
Residential mortgage-backed securities
Agency backed	7.9	0.3	—	—	8.2	7
Non agency backed	1.1	—	(0.2)	—	0.9	1
Government and government agencies
United States	3.2	—	(0.1)	—	3.1	3
Foreign	3.5	0.1	(0.2)	—	3.4	3

Total fixed maturity securities	110.9	4.6	(1.6)	—	113.9	100

Equity securities — banking securities	0.1	—	—	—	0.1	—

Total equity securities	0.1	—	—	—	0.1	—

Total fixed maturity and equity securities	$111.0	$4.6	$(1.6)	$—	$114.0	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.
The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent and ability to hold to recovery. Additionally, for asset-backed securities (“ABS”), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired as of March 31, 2010.
The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired as of March 31, 2010. Eight issuers represent more than 5% of the total unrealized loss position, comprised of three commercial mortgage-backed securities (“CMBS”) holdings, two government securities, one US Treasury, one corporate non-convertible security and one residential mortgage-backed security (“RMBS”) bond. The Company’s CMBS holdings have an unrealized loss of $0.2 million and relate to LBUBS Commercial Mortgage Tranche 2006-C7, Morgan Stanley Capital I 2005-HQ6 and Morgan Stanley Capital I 2006-HQ9. These are CMBS that contain fixed income positions where our holdings are all rated investment grade. The Company’s government bonds which have an unrealized loss of $0.2 million were issued in Venezuela and Quebec and are rated below investment grade and investment grade, respectively. The Company has an unrealized loss of $0.1 million on its US Treasury holdings. The Company’s investment grade corporate non-convertible security was issued by Halliburton Company and has an unrealized loss of $0.1 million. The Company’s RMBS holding has an unrealized loss of $0.1 million and relates to GSR Mortgage Loan Tranche 2005-AR5. GSR Mortgage Loan Tranche 2005-AR5 is a securitized portfolio of RMBS that contains fixed income positions where our holding is rated below investment grade.

At March 31, 2010 and December 31, 2009, approximately $0.5 million (or 2%) and $8.2 million (or 24%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS are securitizations of underlying pools of non-commercial mortgages on real estate. The underlying residential mortgages have varying credit ratings and are pooled together and sold in tranches. The Company’s RMBS includes collateralized mortgage obligations (“CMOs”), government sponsored enterprise (“GSE”) guaranteed passthroughs, whole loan passthroughs, and negative amortization mortgage-backed securities. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.
The following tables summarize the Company’s CMBS exposure by rating and vintage at March 31, 2010 and December 31, 2009:

	March 31, 2010
			Net
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI
AAA	$25.0	$26.8	$1.8
A	2.7	2.5	(0.2)

Total	$27.7	$29.3	$1.6

	December 31, 2009
			Net
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI
AAA	$24.8	$24.8	$—
A	1.0	0.7	(0.3)

Total	$25.8	$25.5	$(0.3)

	March 31, 2010
	Estimated Fair Value by Vintage
(dollars in millions)	2006&Prior	2007	2008	2009	2010	Total
AAA	$24.9	$1.9	$—	$—	$—	$26.8
A	2.5	—	—	—	—	2.5

Total	$27.4	$1.9	$—	$—	$—	$29.3

	December 31, 2009
	Estimated Fair Value by Vintage
(dollars in millions)	2005&Prior	2006	2007	2008	2009	Total
AAA	$4.9	$19.9	$—	$—	$—	$24.8
A	—	0.7	—	—	—	0.7

Total	$4.9	$20.6	$—	$—	$—	$25.5

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2010 and December 31, 2009 by rating agency equivalent were:

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(dollars in millions)	Cost	Value	Cost	Value
AAA	$34.8	$36.6	$40.2	$40.4
AA	18.6	18.8	9.2	9.5
A	60.3	61.9	35.6	37.0
BBB	28.8	30.3	20.9	22.1
Below investment grade	4.9	5.1	5.0	4.9

Total fixed maturity securities	$147.4	$152.7	$110.9	$113.9

Investment grade	97%	97%	95%	96%
Below investment grade	3%	3%	5%	4%
The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At March 31, 2010 and December 31, 2009 approximately $10.2 million (or 7%) and $3.7 million (or 3%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.
Unrealized gains (losses) incurred during the three months of 2010 and 2009 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. As the Company does not have the intent to sell and the Company is not more likely than not required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.
Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade securities were as follows:

	March 31, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Investment Grade Securities
Less than or equal to six months
Corporate bonds
Financial services	$7.4	$7.5	$(0.1)
Industrial	17.6	17.8	(0.2)
Utility	2.0	2.0	—
Government and government agencies — foreign	2.2	2.3	(0.1)

Total fixed maturity and equity securities	29.2	29.6	(0.4)

Greater than six months but less than or equal to one year
Government and government agencies — United States	1.0	1.1	(0.1)

Total fixed maturity and equity securities	1.0	1.1	(0.1)

Greater than one year
Corporate bonds
Financial services	2.2	2.3	(0.1)
Industrial	0.3	0.3	—
Asset-backed securities — housing related	2.3	2.3	—
Commercial mortgage-backed securities — non agency backed	2.5	2.7	(0.2)

Total fixed maturity and equity securities	$7.3	$7.6	$(0.3)

	March 31, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Investment Grade Securities (continued)
Total of all investment grade securities
Corporate bonds
Financial services	$9.6	$9.8	$(0.2)
Industrial	17.9	18.1	(0.2)
Utility	2.0	2.0	—
Asset-backed securities — housing related	2.3	2.3	—
Commercial mortgage-backed securities — non agency backed	2.5	2.7	(0.2)
Government and government agencies
United States	1.0	1.1	(0.1)
Foreign	2.2	2.3	(0.1)

Total fixed maturity and equity securities	$37.5	$38.3	$(0.8)

Total number of securities in a continuous unrealized loss position			27

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Investment Grade Securities
Less than or equal to six months
Corporate bonds — industrial	$1.0	$1.0	$—
Government and government agencies
United States	1.9	1.9	—
Foreign	2.2	2.3	(0.1)

Total fixed maturity and equity securities	5.1	5.2	(0.1)

Greater than six months but less than or equal to one year
Corporate bonds — industrial	0.3	0.3	—
Asset-backed securities — housing related	0.7	0.7	—
Government and government agencies — United States	1.0	1.1	(0.1)

Total fixed maturity and equity securities	2.0	2.1	(0.1)

Greater than one year
Corporate bonds — financial services	3.8	4.1	(0.3)
Asset-backed securities
Asset-backed securities — housing related	1.5	1.7	(0.2)
Commercial mortgage-backed securities — non agency backed	6.0	6.6	(0.6)

Total fixed maturity and equity securities	$11.3	$12.4	$(1.1)

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Investment Grade Securities (continued)
Total of all investment grade securities
Corporate bonds
Financial services	$3.8	$4.1	$(0.3)
Industrial	1.3	1.3	—
Asset-backed securities
Asset-backed securities — housing related	2.2	2.4	(0.2)
Commercial mortgage-backed securities — non agency backed	6.0	6.6	(0.6)
Government and government agencies
United States	2.9	3.0	(0.1)
Foreign	2.2	2.3	(0.1)

Total fixed maturity and equity securities	$18.4	$19.7	$(1.3)

Total number of securities in a continuous unrealized loss position			25

(1)	Subsequent unrealized gains/losses on OTTI securities are included in OCI-OTTI.
Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade securities were as follows:

	March 31, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Below Investment Grade Securities
Greater than one year
Residential mortgage-backed securities — non agency backed	$1.0	$1.1	$(0.1)
Government and government agencies — foreign	0.4	0.5	(0.1)
Equity securities — banking securities	0.1	0.1	—

Total fixed maturity and equity securities	1.5	1.7	(0.2)

Total of all below investment grade securities
Residential mortgage-backed securities — non agency backed	1.0	1.1	(0.1)
Government and government agencies — foreign	0.4	0.5	(0.1)
Equity securities — banking securities	0.1	0.1	—

Total fixed maturity and equity securities	$1.5	$1.7	$(0.2)

Total number of securities in a continuous unrealized loss position			3

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Below Investment Grade Securities
Greater than one year
Corporate bonds — industrial	$0.5	$0.5	$—
Residential mortgage-backed securities — non agency backed	0.9	1.1	(0.2)
Government and government agencies — foreign	0.4	0.5	(0.1)
Equity securities — banking securities	0.1	0.1	—

Total fixed maturity and equity securities	1.9	2.2	(0.3)

Total of all below investment grade securities
Corporate bonds — industrial	0.5	0.5	—
Residential mortgage-backed securities — non agency backed	0.9	1.1	(0.2)
Government and government agencies — foreign	0.4	0.5	(0.1)
Equity securities — banking securities	0.1	0.1	—

Total fixed maturity and equity securities	$1.9	$2.2	$(0.3)

Total number of securities in a continuous unrealized loss position			4

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on available-for-sale below investment grade securities represented 23% and 21% of total gross unrealized losses and OTTI on all available-for-sale securities at March 31, 2010 and December 31, 2009, respectively. Generally below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to March 31, 2010.
Details underlying available-for-sale securities below investment grade and in an unrealized loss and OTTI position were as follows:

		March 31, 2010
	Ratio of			Gross
	Amortized Cost	Estimated		Unrealized
	to Estimated	Fair	Amortized	Losses and
(dollars in millions)	Fair Value	Value	Cost/Cost	OTTI (1)
Greater than one year	70% to 100%	$1.5	$1.7	$(0.2)

Total		$1.5	$1.7	$(0.2)

		December 31, 2009
	Ratio of			Gross
	Amortized Cost	Estimated		Unrealized
	to Estimated	Fair	Amortized	Losses and
(dollars in millions)	Fair Value	Value	Cost/Cost	OTTI (1)
Greater than one year	70% to 100%	$1.9	$2.2	$(0.3)

Total		$1.9	$2.2	$(0.3)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Subprime Mortgage Investments
Subprime mortgages are loans to homebuyers who have weak or impaired credit histories. Through 2008, the market for these loans has expanded rapidly. During that time, however, lending practices and credit assessment standards grew steadily weaker. As a result, the market is now experiencing a sharp increase in the number of loan defaults. Investors in subprime mortgage assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes ABS issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below 660 at issuance. The Company also categorizes ABS issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660 at issuance. The estimated fair value of the subprime mortgage investments at March 31, 2010 and December 31, 2009 was $2.3 million and $2.2 million, respectively, entirely in first lien — fixed rate, AAA quality and vintages prior to 2004.
OTTI
The Company had no impairment losses for the three months ended March 31, 2010. For the three months ended March 31, 2009, the Company had impairment losses of $0.6 million with no VOBA amortization. For the three months ended March 31, 2009, the Company impaired its holdings in Harrah’s Entertainment Inc. to fair value for $0.3 million. Three unique issuers accounted for the remaining gross impairment of $0.3 million during 2009.
Liquidity and Capital Resources
Liquidity
The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of March 31, 2010 and December 31, 2009, the Company’s assets included $162.3 million and $158.5 million, respectively, of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.
Capital Resources
During the first three months of 2010 and 2009, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.
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
The following table summarizes the Company’s ratings as of May 13, 2010:

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

Commitments and Contingencies
The following table summarizes the Company’s policyholders’ obligations as of March 31, 2010:

	Less	One To	Four To	More
	Than One	Three	Five	Than Five
(dollars in millions)	Year	Years	Years	Years	Total
General accounts (a)	$16.1	$27.6	$21.1	$80.6	$145.4
Separate Accounts (a)	87.4	159.2	114.4	401.3	762.3

	$103.5	$186.8	$135.5	$481.9	$907.7

(a)	The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on management’s best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business in force. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with the Company’s historical experience, modified for recently observed trends. Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and are before deduction of tax and before reinsurance. The liability amounts in the Company’s Financial Statements reflect the discounting for interest as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts.
In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.
Results of Operations
For the three months ended March 31, 2009 and 2008, MLLICNY recorded a net income (loss) of $2.9 million and ($11.2) million, respectively. The increase in income during 2010 as compared to 2009 was primarily due to the 2009 impairment of VOBA, 2009 tax valuation allowance, 2010 net realized gains and a decline in policy benefits in 2010.
Policy charge revenue increased $0.2 million to $3.7 million during the three months ended March 31, 2010, as compared to the same period in 2009. The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months Ended
	March 31,
(dollars in millions)	2010	2009	Change
Asset-based policy charge revenue	$2.3	$2.0	$0.3	(a)
Guaranteed benefit based policy charge revenue	0.3	0.4	(0.1)
Non-asset based policy charge revenue	1.1	1.1	—

Total policy charge revenue	$3.7	$3.5	$0.2

(a)	Asset-based policy charge revenue was positively impacted by the increase in average variable account balances during late 2009 and early 2010.

Net realized investment gains (losses) increased $0.6 million to $0.5 million during the three months ended March 31, 2010, as compared to the same period in 2009. The following table provides the changes in net realized investment gains (losses) by type:

	Three Months Ended
	March 31,
(dollars in millions)	2010	2009	Change
Credit related losses	$—	$(0.6)	$0.6	(a)
Interest related gains	0.8	—	0.8	(b)
Equity related gains	(0.3)	0.5	(0.8	) (c)

Total net realized investment gains (losses)	$0.5	$(0.1)	$0.6

Write-downs for other-than-temporary impairments included in net realized investment gains (losses)	$—	$(0.6)	$0.6	(a)

(a)	The change in credit related gains (losses) as compared to 2009 is primarily due to the change in accounting principle for OTTI impairments in 2009. See the Critical Accounting Policies and Estimates section above for further discussion on OTTI recognition.

(b)	The increase in interest related gains was principally due to the credit spread movement tightening in 2010.

(c)	The change in equity related gains (losses) relates to net losses on futures contracts during 2010 as compared to net gains on futures contracts in 2009.
Policy benefits decreased $1.2 million during the three months ended March 31, 2010 as compared to the same period in 2009. The following table provides the changes in policy benefits by type:

	Three Months Ended
	March 31,
(dollars in millions)	2010	2009	Change
Annuity benefit unlocking	$(0.4)	$1.3	$(1.7	) (a)
Annuity benefit expense	0.2	—	0.2
Life insurance mortality expense	0.5	0.2	0.3

Total policy benefits	$0.3	$1.5	$(1.2)

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
Amortization of VOBA was $0.5 million for the three months ended March 31, 2010 which included favorable unlocking of $0.2 million. Amortization and impairment of VOBA for the three months ended March 31, 2010 was $7.6 million, which included unfavorable unlocking of $1.7 million. In addition, for the three months ended March 31, 2009, there was an impairment charge of $7.2 million, as estimated future gross profits were less than the unamortized balance.
Insurance expenses and taxes decreased $0.1 million in the three months ended March 31, 2010 as compared to the same period in 2009. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months Ended
	March 31,
(dollars in millions)	2010	2009	Change
Commissions	$0.8	$0.6	$0.2	(a)
General insurance expenses	0.7	1.0	(0.3	) (b)
Taxes, licenses, and fees	—	—	—

Total insurance expenses and taxes	$1.5	$1.6	$(0.1)

(a)	The increase in commissions is primarily due to an increase in the trail commissions paid as a result of increased average variable account balances in 2010 compared to 2009.

(b)	The decrease in general insurance expenses is primarily due to lower transition related costs in 2010.

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
In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information
Item 1. Legal Proceedings.
Nothing to report.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1.” Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.
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

ML LIFE INSURANCE COMPANY OF NEW YORK
/s/ Eric J. Martin
Eric J. Martin
Vice President, Treasurer, Chief Financial Officer, and Controller

Date: May 13, 2010

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