Form 10-Q
period 2010-09-30
TRANSAMERICA ADVISORS LIFE INSURANCE Co OF NEW YORK
filed 2010-11-12
CIK 862923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

PART 1. Financial Information
Item 1. Financial Statements
TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except share data)	2010	2009
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2010 - $140,977; 2009 - $110,939)	$153,918	$113,927
Equity available-for-sale securities, at estimated fair value (cost: 2010 - $80; 2009 - $80)	69	57
Policy loans	59,554	63,045

Total investments	213,541	177,029

Cash and cash equivalents	23,174	49,423
Accrued investment income	3,276	2,706
Deferred policy acquisition costs	379	360
Deferred sales inducements	137	130
Value of business acquired	30,314	30,982
Goodwill	500	500
Federal income taxes — current	372	—
Reinsurance receivables	1,111	1,782
Affiliated receivables — net	32	—
Receivable for investments sold — net	22	65
Other assets	3,488	2,624
Separate Accounts assets	612,293	644,149

Total Assets	$888,639	$909,750

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$117,166	$125,329
Future policy benefits	18,518	18,486
Claims and claims settlement expenses	2,671	1,918

	138,355	145,733

Other policyholder funds	82	157
Federal income taxes — current	—	368
Federal income taxes — deferred	2,821	618
Affiliated payables — net	—	235
Other liabilities	828	932
Separate Accounts liabilities	612,293	644,149

Total Liabilities	754,379	792,192

Stockholder’s Equity
Common stock ($10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	128,638	128,638
Accumulated other comprehensive income, net of taxes	8,324	2,050
Retained deficit	(4,902)	(15,330)

Total Stockholder’s Equity	134,260	117,558

Total Liabilities and Stockholder’s Equity	$888,639	$909,750

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
	(unaudited)
Revenues
Policy charge revenue	$3,483	$3,735	$10,940	$10,764
Net investment income	2,624	2,385	7,929	7,525
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	—	(329)	(212)	(912)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	—	164	—
Portion of other-than-temporary impairments previously recognized in other comprehensive income	—	33	—	33

Net other-than-temporary impairment losses on securities recognized in income	—	(296)	(48)	(879)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	(301)	(589)	1,474	(1,775)

Net realized investment gains (losses)	(301)	(885)	1,426	(2,654)

Total Revenues	5,806	5,235	20,295	15,635

Benefits and Expenses
Interest credited to policyholder liabilities	1,702	1,793	4,626	5,461
Policy benefits (net of reinsurance recoveries: 2010 - $11, $112; 2009 - $-, $62)	(1,947)	988	1,689	2,350
Reinsurance premium ceded	96	120	521	506
Amortization (accretion) of deferred policy acquisition costs	21	(15)	(19)	55
Amortization and impairment of value of business acquired	1,438	60	301	9,302
Insurance expenses and taxes	1,429	1,509	4,022	4,643

Total Benefits and Expenses	2,739	4,455	11,140	22,317

Income (Loss) Before Taxes	3,067	780	9,155	(6,682)

Federal Income Tax Expense (Benefit)
Current	(22)	440	(22)	440
Deferred	206	(1,596)	(1,251)	360

Federal Income Tax Expense (Benefit)	184	(1,156)	(1,273)	800

Net Income (Loss)	$2,883	$1,936	$10,428	$(7,482)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
	(unaudited)

Net Income (Loss)	$2,883	$1,936	$10,428	$(7,482)

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains arising during the period	5,752	7,103	10,558	13,028
Reclassification adjustment for (gains) losses included in net income	(20)	377	(456)	1,858

	5,732	7,480	10,102	14,886

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	—	—	(164)	—
Change in previously recognized unrealized other-than-temporary impairments	27	—	27	79
Reclassification adjustment for other-than-temporary impairments included in net income	—	(33)	—	(33)

	27	(33)	(137)	46

Adjustments
Policyholder liabilities	41	(22)	98	378
Deferred policy acquisition costs	—	—	—	38
Value of business acquired	(175)	(183)	(336)	275
Deferred federal income taxes	(1,997)	(2,535)	(3,453)	(5,446)

	(2,131)	(2,740)	(3,691)	(4,755)

Total other comprehensive income, net of taxes	3,628	4,707	6,274	10,177

Comprehensive Income	$6,511	$6,643	$16,702	$2,695

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	September 30, 2010	December 31, 2009
	(unaudited)	(audited)

Common Stock	$2,200	$2,200

Additional Paid-in Capital	$128,638	$128,638

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$2,050	$(8,333)
Total other comprehensive income, net of taxes	6,274	10,447
Cumulative effect of adoption of other-than-temporary impairment guidance	—	(64)

Balance at end of period	$8,324	$2,050

Retained Earnings (Deficit)
Balance at beginning of period	$(15,330)	$(9,213)
Net income (loss)	10,428	(6,181)
Cumulative effect of adoption of other-than-temporary impairment guidance	—	64

Balance at end of period	$(4,902)	$(15,330)

Total Stockholder’s Equity	$134,260	$117,558

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(dollars in thousands)	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,428	$(7,482)
Adjustment to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Changes in:
Deferred policy acquisition costs	(19)	(10)
Deferred sales inducements	(7)	12
Value of business acquired	301	9,302
Benefit reserves	(1,118)	(926)
Federal income tax accruals	(1,990)	2,150
Claims and claims settlement expenses	753	166
Other policyholder funds	(75)	311
Other operating assets and liabilities, net	(1,094)	4,400
Amortization (accretion) of investments	30	(143)
Interest credited to policyholder liabilities	4,626	5,461
Net realized investment (gains) losses	(1,426)	2,654

Net cash and cash equivalents provided by operating activities	10,409	15,895

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	34,264	27,293
Maturities of available-for-sale securities	5,568	9,483
Purchases of available-for-sale securities	(68,242)	(24,370)
Net settlements on futures contracts	(200)	(1,537)
Policy loans on insurance contracts, net	3,491	2,985

Net cash and cash equivalents provided by (used in) investing activities	(25,119)	13,854

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	415	2,745
Policyholder withdrawals	(11,954)	(16,840)

Net cash and cash equivalents used in financing activities	(11,539)	(14,095)

Net increase (decrease) in cash and cash equivalents (1)	(26,249)	15,654
Cash and cash equivalents, beginning of year	49,423	29,973

Cash and cash equivalents, end of period	$23,174	$45,627

(1)	Included in net increase (decrease) in cash and cash equivalents is interest paid (2010 - $2; 2009 — $0); interest received (2010 — $2; 2009 — $0); Federal income taxes paid (2010 — $805; 2009 — $0); Federal income taxes received (2010 — $88; 2009 — $1,350)
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
ASC 944, Financial Services — Insurance
In April 2010, the FASB issued ASU 2010-15, How Investments Held Through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. This guidance clarifies that an insurance entity should not consider any separate account interest held for the benefit of policyholders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning January 1, 2011 with early adoption permitted with the guidance applied retrospectively to all prior periods upon the date of adoption. The Company will adopt the guidance on January 1, 2011 and does not expect this to have a material impact to the Company’s results of operations and financial position.
In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. An insurance entity may only capitalize incremental direct costs of contract acquisition, the portion of employees’ compensation directly related to time spent performing specified acquisition activities for a contract that has actually been acquired, other costs related directly to specified activities that would not have been incurred had the acquisition contract transaction not occurred, and advertising costs that meet capitalization criteria in other GAAP guidance. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt the guidance on January 1, 2012 and is currently evaluating the impact to the Company’s results of operations and financial position.

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
The Company recognizes transfers between levels as of the beginning of the period.
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities
Corporate securities	$—	$110,862	$—	$110,862
Asset-backed securities	—	7,058	—	7,058
Commercial mortgage-backed securities	—	27,843	—	27,843
Residential mortgage-backed securities	—	1,265	—	1,265
Government and government agencies
United States	3,145	—	—	3,145
Foreign	2,709	1,036	—	3,745

Total fixed maturity securities (a)	5,854	148,064	—	153,918
Equity securities — banking securities (a)	—	69	—	69
Cash equivalents (b)	—	23,644	—	23,644
Separate Accounts assets (c)	612,293	—	—	612,293

Total assets	$618,147	$171,777	$—	$789,924

Liabilities
Future policy benefits (embedded derivatives only) (d)	$—	$—	$(5,159)	$(5,159)

Total liabilities	$—	$—	$(5,159)	$(5,159)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities
Corporate securities	$—	$65,484	$—	$65,484
Asset-backed securities	—	4,998	2,216	7,214
Commercial mortgage-backed securities	—	25,528	—	25,528
Residential mortgage-backed securities	—	9,115	—	9,115
Government and government agencies
United States	3,134	—	—	3,134
Foreign	2,193	1,259	—	3,452

Total fixed maturity securities (a)	5,327	106,384	2,216	113,927
Equity securities — banking securities (a)	—	57	—	57
Cash equivalents (b)	—	47,114	—	47,114
Separate Accounts assets (c)	644,149	—	—	644,149

Total assets	$649,476	$153,555	$2,216	$805,247

Liabilities
Future policy benefits (embedded derivatives only) (d)	$—	$—	$(4,482)	$(4,482)

Total liabilities	$—	$—	$(4,482)	$(4,482)

(a)	Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasury and U.S. Government Agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Level 2 securities include fixed maturity securities and preferred stock for which the Company utilized pricing services and corroborated broker quotes. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes.

(b)	Cash equivalents are primarily valued at amortized cost, which approximates fair value. Operating cash is not included in the abovementioned table.

(c)	Separate Accounts assets are carried at the net asset value provided by the fund managers.

(d)	The Company issued contracts containing guaranteed minimum withdrawal benefits riders (“GMWB”) and obtained reinsurance on guaranteed minimum income benefit riders (“GMIB reinsurance”). GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host variable annuity contract. The fair value of these guarantees are calculated as the present value of future expected payments to policyholders less the present value of assessed rider fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, their fair values are determined using stochastic techniques under a variety of market return, discount rates and actuarial assumptions. Since many of the assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 of the fair value hierarchy.
At September 30, 2010, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at September 30, 2010 and December 31, 2009:

Fixed maturity securities	September 30, 2010	December 31, 2009

Balance at January 1 (a)	$2,216	$5,108

Change in unrealized gains (losses) (b)	22	(125)
Sales	(29)	(432)
Transfers into Level 3	—	2,767
Transfers out of Level 3	(2,213)	(5,108)
Changes in valuation (c)	4	5

Balance at end of period (a)	$—	$2,216

(a)	Recorded as a component of fixed maturity available-for-sale securities in the Balance Sheets.

(b)	Recorded as a component of other comprehensive income (loss).

(c)	Recorded as a component of net investment income in the Statements of Income.
In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease in Level 3 securities at September 30, 2010 and December 31, 2009 is primarily due to an increase in market activity and availability of market observable data (Level 2).
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
For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P 500 index (expressed as a spot rate) was 25.7% at September 30, 2010 and 25.3% at December 31, 2009. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
		GMIB		GMIB
	GMWB	Reinsurance	GMWB	Reinsurance

Balance at January 1 (b)	$1,263	$(5,745)	$4,270	$(7,449)

Changes in interest rates (a)	1,638	(2,255)	(1,377)	1,212
Changes in equity markets (a)	797	(295)	(1,665)	1,230
Other (a)	(1,289)	727	35	(738)

Balance at end of period (b)	$2,409	$(7,568)	$1,263	$(5,745)

(a)	Recorded as a component of policy benefits in the Statements of Income.

(b)	Recorded as a component of future policy benefits in the Balance Sheets.
At September 30, 2010, the change in the GMWB and GMIB reinsurance was principally driven by the decline in risk neutral rates, partially offset by change in policyholder behavior assumptions. In 2009, the change in GMWB and GMIB reinsurance was driven by the increase in risk neutral rates, improved equity markets, and policyholder behavior assumption updates, slightly offset by a lower credit spread.
Note 3. Investments
Fixed Maturity and Equity Securities
The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at September 30, 2010 and December 31, 2009 were:

	September 30, 2010
		Gross Unrealized		Estimated
	Amortized		Losses/	Fair
	Cost/Cost	Gains	OTTI (1)	Value
Fixed maturity securities
Corporate securities	$101,590	$9,366	$(94)	$110,862
Asset-backed securities	6,876	182	—	7,058
Commercial mortgage-backed securities	24,946	2,897	—	27,843
Residential mortgage-backed securities	1,378	23	(136)	1,265
Government and government agencies
United States	2,990	155	—	3,145
Foreign	3,197	650	(102)	3,745

Total fixed maturity securities	$140,977	$13,273	$(332)	$153,918

Equity securities — preferred stocks
Banking securities	$80	$—	$(11)	$69

Total equity securities	$80	$—	$(11)	$69

	December 31, 2009
		Gross Unrealized		Estimated
	Amortized		Losses/	Fair
	Cost/Cost	Gains	OTTI (1)	Value
Fixed maturity securities
Corporate securities	$62,214	$3,609	$(339)	$65,484
Asset-backed securities	7,179	240	(205)	7,214
Commercial mortgage-backed securities	25,788	363	(623)	25,528
Residential mortgage-backed securities	9,024	331	(240)	9,115
Government and government agencies
United States	3,194	1	(61)	3,134
Foreign	3,540	92	(180)	3,452

Total fixed maturity securities	$110,939	$4,636	$(1,648)	$113,927

Equity securities — preferred stocks
Banking securities	$80	$—	$(23)	$57

Total equity securities	$80	$—	$(23)	$57

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in Other comprehensive income (“OCI”)-OTTI.
Excluding investments in United States government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.
The amortized cost and estimated fair value of fixed maturity securities by investment grade at September 30, 2010 and December 31, 2009 were:

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment grade	$136,243	$148,954	$105,980	$109,074
Below investment grade	4,734	4,964	4,959	4,853

Total fixed maturity securities	$140,977	$153,918	$110,939	$113,927

At September 30, 2010 and December 31, 2009, the estimated fair value of fixed maturity securities rated BBB- were $10,068 and $3,718, respectively, which is the lowest investment grade rating given by Standard & Poor’s (“S&P”).
The amortized cost and estimated fair value of fixed maturity securities at September 30, 2010 and December 31, 2009 by contractual maturities were:

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Fixed maturity securities
Due in one year or less	$415	$420	$4,486	$4,511
Due after one year through five years	28,978	30,621	18,774	19,517
Due after five years through ten years	67,249	74,505	37,584	40,129
Due after ten years	11,135	12,206	8,103	7,912

	107,777	117,752	68,947	72,069
Mortgage-backed securities and other asset-backed securities	33,200	36,166	41,992	41,858

Total fixed maturity securities	$140,977	$153,918	$110,939	$113,927

In the preceding table fixed maturity securities not due at a single maturity date, have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Unrealized Gains (Losses) on Fixed Maturity and Equity Securities
The Company’s investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.
The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (1)
Less than or equal to six months
Fixed maturity securities
Corporate securities	$5,434	$5,456	$(22)
Residential mortgage-backed securities	3	3	—

Total fixed maturity and equity securities	5,437	5,459	(22)

Greater than one year
Fixed maturity securities
Corporate securities	2,030	2,104	(72)
Residential mortgage-backed securities	846	982	(136)
Government and government agencies — foreign	359	459	(102)
Equity securities — banking securities	69	80	(11)

Total fixed maturity and equity securities	3,304	3,625	(321)

Total fixed maturity and equity securities	$8,741	$9,084	$(343)

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (1)
Less than or equal to six months
Fixed maturity securities
Corporate securities	$998	$998	$—
Residential mortgage-backed securities	35	35	—
Government and government agencies
United States	1,883	1,883	—
Foreign	2,193	2,281	(88)

Total fixed maturity and equity securities	5,109	5,197	(88)

Greater than six months but less than or equal to one year
Fixed maturity securities
Corporate securities	281	315	(34)
Asset-backed securities	653	690	(37)
Government and government agencies — United States	1,000	1,061	(61)

Total fixed maturity and equity securities	$1,934	$2,066	$(132)

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(continued)	Value	Cost	OTTI (1)
Greater than one year
Fixed maturity securities
Corporate securities	$4,273	$4,578	$(305)
Asset-backed securities	1,563	1,731	(168)
Commercial mortgage-backed securities	5,955	6,579	(624)
Residential mortgage-backed securities	908	1,148	(240)
Government and government agencies — foreign	368	459	(91)
Equity securities — banking securities	57	80	(23)

Total fixed maturity and equity securities	13,124	14,575	(1,451)

Total fixed maturity and equity securities	$20,167	$21,838	$(1,671)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.
The total number of securities in an unrealized loss position was 11 and 29 at September 30, 2010 and December 31, 2009, respectively.
At September 30, 2010 and December 31, 2009, the estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% was as follows:

	September 30, 2010
	Estimated	Gross
	Fair	Unrealized	Number of
	Value	Losses/OTTI (1)	Securities
Decline > 20%
Greater than one year	$359	$(102)	1

Total	$359	$(102)	1

	December 31, 2009
	Estimated	Gross
	Fair	Unrealized	Number of
	Value	Losses/OTTI (1)	Securities
Decline > 20%
Greater than one year	$2,407	$(714)	4

Total	$2,407	$(714)	4

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.
Unrealized gains (losses) incurred during the nine months ended September 30, 2010 and 2009 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. As the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.

The components of net unrealized gain (loss) and OTTI included in accumulated other comprehensive income, net of taxes, at September 30, 2010 and December 31, 2009 was as follows:

	September 30,	December 31,
	2010	2009
Assets
Fixed maturity securities	$12,941	$2,987
Equity securities	(11)	(23)
Value of business acquired	(398)	(62)

	12,532	2,902

Liabilities
Policyholder account balances	348	251
Federal income taxes — deferred	(4,556)	(1,103)

	(4,208)	(852)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$8,324	$2,050

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
Policy Loans
Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at September 30, 2010 and December 31, 2009 was $59,554 and $63,045, respectively. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.
Derivatives
The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. At September 30, 2010, the Company had 20 outstanding short futures contracts with a notional value of $5,684. At December 31, 2009, the Company had 20 outstanding short futures contracts with a notional value of $5,554.
Realized Investment Gains (Losses)
The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of available-for-sale securities for the three and nine months ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Proceeds	$3,364	$11,722	$34,264	$27,293
Gross realized investment gains	274	130	1,794	526
Gross realized investment losses	—	—	(87)	(731)

Proceeds on available-for-sale securities sold at a realized loss	—	—	2,599	6,957

Net realized investment gains (losses) for the three and nine months ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Fixed maturity securities	$274	$2	$1,658	$(916)
Equity securities	—	(168)	—	(168)
Derivatives	(575)	(709)	(200)	(1,537)
Adjustment related to value of business acquired	—	(10)	(32)	(33)

Net realized investment gains (losses)	$(301)	$(885)	$1,426	$(2,654)

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
The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts:

Balance, December 31, 2009	$—
Credit loss impairment recognized in the current period on securities not previously impaired	48
Accretion of credit loss impairments previously recognized	(11)

Balance, September 30, 2010	$37

The components of OTTI reflected in the Statements of Income for the three and nine months ended September 30 was as follows:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
		Net	Net OTTI		Net	Net OTTI
	OTTI	OTTI Loss	Losses	OTTI	OTTI Loss	Losses
	Losses on	Recognized	Recognized	Losses on	Recognized	Recognized
	Securities	in OCI	in Income	Securities	in OCI	in Income
Gross OTTI losses	$—	$—	$—	$212	$164	$48
Value of business acquired	—	—	—	—	—	—

Net OTTI Losses	$—	$—	$—	$212	$164	$48

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
		Net	Net OTTI		Net	Net OTTI
	OTTI	OTTI Loss	Losses	OTTI	OTTI Loss	Losses
	Losses on	Recognized	Recognized	Losses on	Recognized	Recognized
	Securities	in OCI	in Income	Securities	in OCI	in Income
Gross OTTI losses	$296	$—	$296	$879	$—	$879
Value of business acquired	—	—	—	—	—	—

Net OTTI Losses	$296	$—	$296	$879	$—	$879

For the three months ended September 30, 2010, the Company did not have any impairment losses. For the nine months ended September 30, 2010, the Company recorded impairment losses of $48 with no value of business acquired amortization. The impairment losses were principally the result of the Company impairing its holding of a 2005 vintage residential mortgage-backed security in the second quarter due to an adverse change in cash flows. For the three and nine months ended September 30, 2009, the Company recorded impairments of $296 and $879, respectively, with no value of business acquired amortization. For the three months ended September 30, 2009, impairments consisted principally of a holding of a preferred stock in CIT Group Inc. for $168. During the second quarter 2009, the Company adopted revised guidance for OTTI recognition, which resulted in a cumulative adjustment of $201 to retained earnings and amortized cost for fixed maturity securities and cost for equity securities for the non credit portion of previously recorded impairments on securities still in inventory upon adoption. Of this, $70 related to non credit impairments previously recorded in income during the first quarter of 2009.
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
The short-term equity growth rate and the long-term growth rate for the amortization of VOBA, DAC and DSI were as follows:

	September 30,	December 31,	September 30,
	2010	2009	2009

Gross short-term equity growth rate for five years	9.00%	7.25%	8.00%

Gross long-term growth rate	9.00%	9.00%	9.00%
The change in the carrying amount of VOBA for the three and nine months ended September 30 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Amortization expense	$(1,618)	$(508)	$(183)	$(1,271)
Unlocking	180	448	(117)	(866)
Impairment charge	—	—	—	(7,165)
Adjustment related to realized (gains) losses on investments	—	(10)	(32)	(33)
Adjustment related to unrealized (gains) losses and OTTI on investments	(175)	(183)	(336)	171

Change in VOBA carrying amount	$(1,613)	$(253)	$(668)	$(9,164)

During the three months ended September 30, 2010, positive future gross profits, principally driven by favorable equity market movement resulted in increased amortization as compared to 2009. For the nine months ended September 30, 2010, mixed equity markets resulted in a small unfavorable unlocking and amortization expense. During the nine months ended September 30, 2009 the Company experienced unfavorable unlocking in the first quarter from the increased future benefit costs, which reduced the value of the future gross profits. In addition, an impairment charge was taken at March 31, 2009, as estimated future gross profits were less than the unamortized balance.
The change in the carrying amount of DAC and DSI for the three and nine months ended September 30 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
DAC	2010	2009	2010	2009
Capitalization	$—	$47	$—	$65
Accretion (amortization) expense	(10)	6	47	(55)
Unlocking	(11)	9	(28)	—
Adjustment related to unrealized (gains) losses and OTTI on investments	—	—	—	38

Change in DAC carrying amount	$(21)	$62	$19	$48

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
DSI	2010	2009	2010	2009
Capitalization	$—	$—	$—	$5
Accretion (amortization) expense	(4)	2	18	(22)
Unlocking	(4)	8	(11)	5

Change in DSI carrying amount	$(8)	$10	$7	$(12)

Note 5. Variable Contracts Containing Guaranteed Benefits
The Company records liabilities for contracts containing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.
The components of the changes in the variable annuity GMDB and GMIB liabilities for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
GMDB	2010	2009	2010	2009
Guaranteed benefits incurred	$520	$625	$1,577	$1,687
Guaranteed benefits paid	(614)	(549)	(1,068)	(2,272)
Unlocking	(862)	(390)	(575)	151

Total	$(956)	$(314)	$(66)	$(434)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
GMIB	2010	2009	2010	2009
Guaranteed benefits incurred	$294	$365	$901	$885
Unlocking	(1,347)	(313)	(960)	130

Total	$(1,053)	$52	$(59)	$1,015

Favorable unlocking for the three and nine months ended September 30, 2010 was primarily due to favorable equity market performance resulting in lower estimates of future benefit amounts, partially offset by changes in policyholder behavior assumptions. The nine months ended September 30, 2009 were impacted by the negative economic outlook during the first quarter 2009 which resulted in unfavorable unlocking.
The variable annuity GMDB liability at September 30, 2010 and December 31, 2009 was $241 and $307, respectively. The variable annuity GMIB liability at September 30, 2010 and December 31, 2009 was $2,487 and $2,546, respectively.
The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. At September 30, 2010 and 2009, an insignificant amount of variable life guaranteed benefits were recorded as a component of policy benefits in the Statements of Income as incurred or paid.
Note 6. Federal Income Taxes
The effective tax rate was (14%) and (12%) for the nine months ended September 30, 2010 and 2009, respectively. Differences between the effective rate and the U.S. statutory rate of 35% during the nine months ended September 30, 2010 principally were the result of Separate Accounts dividends-received deduction (“DRD”) and valuation allowance on net operating loss carryforward.

The valuation allowance for deferred tax assets at September 30, 2010 and December 31, 2009 was $368 and $3,705, respectively. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of further taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.
The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $403 (gross $1,152) and $343 (gross $981) that should not be recognized at September 30, 2010 and December 31, 2009, respectively, which primarily relates to uncertainty regarding the sustainability of certain deductions taken on the 2009 and 2008 U.S. Federal income tax return. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.
The Components of the change in the unrecognized tax benefits were as follows:

	September 30,	December 31,
	2010	2009
Unrecognized tax benefits, beginning balance	$981	$—
Gross increases — tax positions in prior period	171	981

Unrecognized tax benefits, ending balance	$1,152	$981

At September 30, 2010 and December 31, 2009, the Company had an operating loss carryforward for federal income tax purposes of $10,103 (net of the ASC 740 reduction of $1,152) and $5,554 (net of the ASC 740 reduction of $981), respectively, with a carryforward period of fifteen years that expire at various dates up to 2023. At September 30, 2010, it is expected that the Company will utilize its December 31, 2009 capital loss carryforward of $570. The Company has a foreign tax credit carryforward at September 30, 2010 and December 31, 2009 of $420 and $412, respectively, with a carryforward period of ten years that will expire at various dates up to 2020. Also, the Company has an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $135 and $217 at September 30, 2010 and December 31, 2009, respectively, with an indefinite carryforward period.
The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company has recognized no material penalties in its financial statements at September 30, 2010 and December 31, 2009, respectively. The Company recognized interest expense of ($11) and $11 at September 30, 2010 and December 31, 2009, respectively. The accrued interest expense related to federal income tax was released during 2010 based on the expectation that the net operating loss will offset any taxable income generated by the uncertain tax position for the Company in future tax periods.
The Company files a separate federal income tax return for the years 2008 through 2012. Beginning in 2013 and assuming no changes in ownership, the Company will join the affiliated consolidated tax group. A tax return has been filed for 2008 and 2009, but no examination by the Internal Revenue Service has commenced.
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
The Company’s statutory net income for the nine months ended September 30, 2010 and 2009 was $7,216 and $10,479, respectively. Statutory capital and surplus at September 30, 2010 and December 31, 2009 was $90,469 and $81,728, respectively.
During the first nine months of 2010 and 2009, the Company did not pay any dividends to AUSA or receive any capital contribution from AUSA.

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
Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2010 and December 31, 2009, reinsurance receivables were $1,111 and $1,782, respectively, principally related to the recapture of life reinsurance and refined calculations in conjunction with system conversions. At September 30, 2010 and December 31, 2009, these reinsurance receivables were primarily from Swiss Re, Lincoln National Life Insurance Company, Reinsurance Group of America (“RGA”), Employers Reassurance Corporation (“ERAC”) and Munich American Reassurance Company.
The Company is party to an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold from January 1, 1997 to June 30, 2001.
In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At September 30, 2010 and December 31, 2009, 58% and 15% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.
Note 9. Related Party Transactions
At September 30, 2010, the Company had the following related party agreements in effect:
The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three and nine months ended September 30, 2010, the Company incurred $97 and $625, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2009, the Company incurred $39 and $974, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and nine months ended September 30, 2010, the Company incurred $50 and $146, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2009, the Company incurred $49 and $148, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.
Transamerica Capital, Inc. provides underwriting services for the Company under an underwriting agreement. During the three and nine months ended September 30, 2010, the Company incurred $605 and $1,983, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2009, the Company incurred $708 and $1,935 respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. Revenue attributable to this agreement is included in policy charge revenue. During the three months ended September 30, 2010, the Company did not receive any revenue under this agreement. During the nine months ended September 30, 2010, the Company received $1 in revenue under this agreement. During the three and nine months ended September 30, 2009, the Company, did not receive any revenue under this agreement.
The Company has a reinsurance agreement with Transamerica Life Insurance Company. During the three and nine months ended September 30, 2010, the Company did not incur any reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred. During the three and nine months ended September 30, 2009, the Company incurred $5 and $14, respectively, in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred.
The Company has a service agreement with Western Reserve Life Assurance Co. of Ohio (“WRL”) whereby WRL will perform specified administrative functions in connection with the operation of the Company except to the extent that the services are performed for the Company by another party. During the three and nine months ended September 30, 2010, the Company incurred $413 and $502, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2009, the Company incurred $103 and $103, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
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
The following tables summarize each business segment’s contribution to net revenues and net income (loss):

	Three Months Ended
	September 30,
	2010	2009
Net revenues (a)
Annuity	$2,874	$1,865
Life Insurance	1,230	1,577

Net revenues (a)	$4,104	$3,442

Net income
Annuity	$2,475	$1,333
Life Insurance	408	603

Net income	$2,883	$1,936

	Nine Months Ended
	September 30,
	2010	2009
Net revenues (a)
Annuity	$11,359	$5,913
Life Insurance	4,310	4,261

Net revenues (a)	$15,669	$10,174

Net income (loss)
Annuity	$9,368	$(7,863)
Life Insurance	1,060	381

Net income (loss)	$10,428	$(7,482)

(a)	Net revenues include total net revenues net of interest credited to policyholder liabilities.

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
Deposits
Total direct deposits (including internal exchanges) were $0.2 million and $0.7 million, respectively, during the three and nine months ended September 30, 2010. Total direct deposits were $2.1 million and $2.8 million, respectively, during the three and nine months ended September 30, 2009. The decrease in deposits was due to the Company ceasing to issue new variable annuity and market value adjusted annuity products in 2009. There were $0.2 million and $0.3 million, respectively, of internal exchanges during the three and nine months ended September 30, 2010. There were no internal exchanges during the three and nine months ended September 30, 2009.
Financial Condition
At September 30, 2010, the Company’s assets were $888.6 million or $21.2 million lower than the $909.8 million in assets at December 31, 2009. Assets excluding Separate Accounts assets increased $10.7 million. Separate Accounts assets, which represent 69% of total assets, decreased $31.9 million to $612.3 million.

Changes in Separate Accounts assets were as follows:

Nine
Months Ended
(dollars in millions)	September 30, 2010

Investment performance	$24.8
Deposits	0.7
Policy fees and charges	(9.8)
Surrenders, benefits and withdrawals	(47.6)

Net change	$(31.9)

During the nine months ended September 30, 2010 and 2009, the Company did not have any fixed contract owner deposits and fixed contract owner withdrawals were $5.9 million and $8.3 million, respectively.
Environment
The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads.
Equity Market Performance
The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended September 30, 2010 with increases of 10%, 12% and 11%, respectively, from June 30, 2010 and increases of 3%, 4% and 2%, respectively from December 31, 2009.
Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 74% of Separate Accounts assets were invested in equity-based mutual funds at September 30, 2010. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.
During the nine months ended September 30, 2010, average variable account balances increased $33.7 million (or 6%) to $620.0 million as compared to the same period in 2009. The change in average variable account balances contributed $0.3 million to the increase in asset-based policy charge revenue during the nine months ended September 30, 2010 as compared to the same period in 2009.
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
The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Average medium term interest rate yield (a)	0.65%	1.22%	0.65%	1.22%
Increase (decrease) in medium term interest rates (in basis points)	(25)	(18)	(78)	33
Credit spreads (in basis points) (b)	179	241	179	241
Contracting of credit spreads (in basis points)	(29)	(107)	(21)	(494)

Increase (decrease) on market valuations (in millions)
Available-for-sale investment securities	$5.8	$7.4	$10.0	$14.8
Interest-sensitive policyholder liabilities	—	—	0.1	0.4

Net increase on market valuations	$5.8	$7.4	$10.1	$15.2

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.

(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.
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
At September 30, 2010 and December 31, 2009, approximately $26.1 million (or 17%) and $9.2 million (or 8%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale.
Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income (loss), net of taxes on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when credit-related declines in estimated fair value are deemed other-than-temporary.

Derivative Instruments
Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. At September 30, 2010, the Company had 20 outstanding short futures contracts with a notional amount of $5.7 million. At December 31, 2009, the Company had 20 outstanding short futures contracts with a notional amount of $5.6 million.
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
For the three months ended September 30, 2010, the Company did not record an OTTI in income. For the nine months ended September 30, 2010, the Company recorded an OTTI in income of less than $0.1 million, with no associated value of business acquired amortization. For the three and nine months ended September 30, 2009, the Company recorded an OTTI in income of $0.3 million and $0.9 million, respectively, with no associated amortization of value of business acquired.
Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)
The short-term equity growth rate and the long-term growth rate for the amortization of VOBA, DAC and DSI were as follows:

	September 30,	December 31,	September 30,
	2010	2009	2009

Gross short-term equity growth rate for five years	9.00%	7.25%	8.00%

Gross long-term growth rate	9.00%	9.00%	9.00%
VOBA
VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At September 30, 2010 and December 31, 2009, the Company’s VOBA asset was $30.3 million and $31.0 million, respectively. For the three and nine months ended September 30, 2010, there was favorable (unfavorable) unlocking of $0.2 million and ($0.1) million, respectively. For the three and nine months ended September 30, 2009, the favorable (unfavorable) impact to pre-tax income related to VOBA unlocking was $0.5 million and ($0.9) million, respectively. In addition, during the first quarter 2009, there was an impairment charge of $7.2 million. See Note 4 to the Financial Statements for a further discussion.
DAC
The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At September 30, 2010 and December 31, 2009, variable annuities accounted for the Company’s entire DAC asset of $0.4 million and $0.4 million, respectively.
DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three and nine month periods ended September 30, 2010 and 2009, there was relatively no impact to pre-tax income related to DAC unlocking. See Note 4 to the Financial Statements for a further discussion.
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
The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At September 30, 2010 and December 31, 2009, variable annuities accounted for the Company’s entire DSI asset of $0.1 million and $0.1 million, respectively. See Note 4 to the Financial Statements for a further discussion.
Policyholder Account Balances
The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at September 30, 2010 and December 31, 2009 were $117.2 million and $125.3 million, respectively.
Future Policy Benefits
Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At September 30, 2010 and December 31, 2009, future policy benefits were $18.5 million and $18.5 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At September 30, 2010 and December 31, 2009, GMDB and GMIB liabilities included within future policy benefits were as follows:

	September 30,	December 31,
(dollars in millions)	2010	2009
GMDB liability	$0.2	$0.3
GMIB liability	2.5	2.5
The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three and nine months ended September 30, 2010, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was $2.2 million and $1.5 million, respectively. For the three and nine months ended September 30, 2009, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was $0.7 million and ($0.3) million, respectively.
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
At September 30, 2010 and December 31, 2009, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

	September 30,	December 31,
(dollars in millions)	2010	2009
GMWB liability	$2.4	$1.3
GMIB reinsurance asset	(7.6)	(5.7)
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
The valuation allowance for deferred tax assets at September 30, 2010 and December 31, 2009 was $0.4 million and $3.7 million, respectively. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of further taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.
The Company files a return in the U.S. federal tax jurisdiction and various state tax jurisdictions.

Recent Accounting Guidance
The following outlines the adoption of recent accounting guidance in 2010. See Note 1 to the Financial Statements for a further discussion.
•	Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure, ASU 2010-06, Improving Disclosures about Fair Value Measurements — guidance on new disclosures and clarifications of existing disclosures about fair value measurements — adopted January 1, 2010.
The following outlines the adoption of accounting guidance in 2009. See Note 1 to the Financial Statements for a further discussion.
•	ASC 105, Generally Accepted Accounting Principles — established the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities — adopted September 30, 2009.

•	ASC 320, Investments—Debt and Equity Securities — guidance that makes OTTI guidance for debt securities more operational and improves the presentation and disclosure of OTTI on debt and equity securities in the financial statements. The revised guidance resulted in a net increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $0.1 million at time of adoption — adopted June 30, 2009.

•	ASC 820, Fair Value Measurements and Disclosures
•	ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) — guidance on measuring the fair value of certain alternative investments (i.e., investments in hedge funds, private equity funds, venture capital funds, offshore fund vehicles, funds of funds, and real estate funds) — adopted December 31, 2009.

•	ASU 2009-05, Measuring Liabilities at Fair Value — guidance which clarified that when a quoted price in an active market for an identical liability is not available, an entity should measure fair value using one of the prescribed approaches that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs — adopted December 31, 2009.

•	Guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly — adopted June 30, 2009.

•	Guidance required an entity to disclose the methods and significant assumptions used to estimate fair value of financial instruments and to describe changes, if any, to those methods and assumptions during the period — adopted June 30, 2009.
•	ASC 855, Subsequent Events
•	Guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued — adopted June 30, 2009.

•	Revised guidance which eliminated the requirement for entities that file or furnish financial statements to the Securities Exchange Commission (“SEC”) to disclose the date through which subsequent events have been evaluated — adopted December 31, 2009.
•	ASC 815, Derivatives and Hedging — guidance that amended and expanded the disclosure requirements related to derivative instruments and hedging activities to provide users of financial statements with an enhanced understanding of the instruments — adopted January 1, 2009.

•	ASC 805, Business Combinations — guidance that established the principles and requirements for how the acquirer in a business combination: a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination — adopted January 1, 2009.

•	ASC 350, Intangibles—Goodwill and Other — guidance that amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset — adopted January 1, 2009.
In addition, the following is accounting guidance that will be adopted in the future. See Note 1 to the Financial Statements for a further discussion.
•	ASC 820, Fair Value Measurements and Disclosure, ASU 2010-06, Improving Disclosures about Fair Value Measurement — requires separate presentation of information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements using significant unobservable inputs — will be adopted January 1, 2011.
•	ASC 944, Financial Services — Insurance
•	ASU 2010-15, How Investments Held Through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments — clarification that an insurance entity should not consider any separate account interest held for the benefit of policyholders in an investment to be the insurer’s interest and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation — will be adopted January 1, 2011.

•	ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts — modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts — will be adopted January 1, 2012.
Investments
The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents.

Fixed Maturities and Equity Securities
The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at September 30, 2010 and December 31, 2009 were:

	September 30, 2010
		Gross Unrealized			% of
	Amortized		Losses/	Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	OTTI (1)	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$20.8	$1.6	$(0.1)	$22.3	14%
Industrial	76.0	7.6	—	83.6	55
Utility	4.8	0.4	—	5.2	3
Asset-backed securities
Housing related	2.1	—	—	2.1	1
Credit cards	2.8	—	—	2.8	2
Autos	2.0	0.1	—	2.1	1
Commercial mortgage-backed securities — non agency backed	24.9	2.9	—	27.8	19
Residential mortgage-backed securities
Agency backed	0.4	—	—	0.4	—
Non agency backed	1.0	—	(0.1)	0.9	1
Government and government agencies
United States	3.0	—	—	3.0	2
Foreign	3.2	0.6	(0.1)	3.7	2

Total fixed maturity securities	141.0	13.2	(0.3)	153.9	100

Equity securities — banking securities	0.1	—	—	0.1	—

Total equity securities	0.1	—	—	0.1	—

Total fixed maturity and equity securities	$141.1	$13.2	$(0.3)	$154.0	100%

	December 31, 2009
		Gross Unrealized			% of
	Amortized		Losses/	Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	OTTI (1)	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$12.9	$0.5	$(0.3)	$13.1	11%
Industrial	46.0	3.0	—	49.0	43
Utility	3.3	0.2	—	3.5	3
Asset-backed securities
Housing related	2.4	—	(0.2)	2.2	2
Credit cards	2.8	0.1	—	2.9	3
Autos	2.0	0.1	—	2.1	2
Commercial mortgage-backed securities — non agency backed	25.8	0.3	(0.6)	25.5	22
Residential mortgage-backed securities
Agency backed	7.9	0.3	—	8.2	7
Non agency backed	1.1	—	(0.2)	0.9	1
Government and government agencies
United States	3.2	—	(0.1)	3.1	3
Foreign	3.5	0.1	(0.2)	3.4	3

Total fixed maturity securities	110.9	4.6	(1.6)	113.9	100

Equity securities — banking securities	0.1	—	—	0.1	—

Total equity securities	0.1	—	—	0.1	—

Total fixed maturity and equity securities	$111.0	$4.6	$(1.6)	$114.0	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.
The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent and ability to hold to recovery. Additionally, for asset-backed securities (“ABS”), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired as of September 30, 2010.
Three issuers represent more than 5% of the total unrealized loss position, comprised of one corporate non-convertible bond, one government security and one residential mortgage-backed security (“RMBS”) holding. The Company has an investment grade corporate non-convertible security issued by JP Morgan Chase with an unrealized loss totaling $0.1 million. The Company’s government security has an unrealized loss of $0.1 million, was issued in Venezuela and is rated below investment grade. The Company’s RMBS unrealized loss is $0.1 million and relates to a securitized portfolio of prime hybrid mortgages that contain fixed income positions where our holding is rated below investment grade and was previously impaired to discounted cash flows.
At September 30, 2010 and December 31, 2009, approximately $0.4 million (or 1%) and $8.2 million (or 24%), respectively, of RMBS and commercial mortgage-backed security (“CMBS”) holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS are securitizations of underlying pools of non-commercial mortgages on real estate. The underlying residential mortgages have varying credit ratings and are pooled together and sold in tranches. The Company’s RMBS includes collateralized mortgage obligations (“CMOs”), government sponsored enterprise (“GSE”) guaranteed passthroughs, whole loan passthroughs, and negative amortization mortgage-backed securities. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.
The following tables summarize the Company’s CMBS exposure by rating and vintage at September 30, 2010 and December 31, 2009:

	September 30, 2010
			Net
		Estimated	Unrealized
	Amortized	Fair	Loss and
(dollars in millions)	Cost	Value	OTTI
AAA	$24.9	$27.8	$2.9

Total	$24.9	$27.8	$2.9

	December 31, 2009
			Net
		Estimated	Unrealized
	Amortized	Fair	Loss and
(dollars in millions)	Cost	Value	OTTI
AAA	$24.8	$24.8	$—
A	1.0	0.7	(0.3)

Total	$25.8	$25.5	$(0.2)

	September 30, 2010
	Estimated Fair Value by Vintage
(dollars in millions)	2004 & Prior	2005	2006	2007	Total

AAA	$0.2	$4.0	$21.5	$2.1	$27.8

Total	$0.2	$4.0	$21.5	$2.1	$27.8

	December 31, 2009
	Estimated Fair Value by Vintage
(dollars in millions)	2004 & Prior	2005	2006	2007	Total
AAA	$0.2	$4.7	$19.9	$—	$24.8
A	—	—	0.7	—	0.7

Total	$0.2	$4.7	$20.6	$—	$25.5

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2010 and December 31, 2009 by rating agency equivalent were:

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(dollars in millions)	Cost	Value	Cost	Value
AAA	$35.4	$38.9	$40.2	$40.4
AA	14.2	15.0	9.2	9.5
A	59.3	65.4	35.6	37.0
BBB	27.4	29.6	20.9	22.1
Below investment grade	4.7	5.0	5.0	4.9

Total fixed maturity securities	$141.0	$153.9	$110.9	$113.9

Investment grade	97%	97%	95%	96%
Below investment grade	3%	3%	5%	4%
The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At September 30, 2010 and December 31, 2009 approximately $10.1 million (or 7%) and $3.7 million (or 3%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.
Unrealized gains (losses) incurred during the nine months ended September 30, 2010 and 2009, respectively, were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. As the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.
Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade securities were as follows:

	September 30, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Investment Grade Securities
Less than or equal to six months
Corporate bonds
Financial services	$0.2	$0.2	$—
Industrial	3.2	3.2	—
Utility	2.0	2.0	—

Total fixed maturity and equity securities	5.4	5.4	—

Greater than one year
Corporate bonds — financial services	2.0	2.1	(0.1)

Total fixed maturity and equity securities	2.0	2.1	(0.1)

Total of all investment grade securities
Corporate bonds
Financial services	2.2	2.3	(0.1)
Industrial	3.2	3.2	—
Utility	2.0	2.0	—

Total fixed maturity and equity securities	$7.4	$7.5	$(0.1)

Total number of securities in a continuous unrealized loss position			8

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Investment Grade Securities
Less than or equal to six months
Corporate bonds — industrial	$1.0	$1.0	$—
Government and government agencies
United States	1.9	1.9	—
Foreign	2.2	2.3	(0.1)

Total fixed maturity and equity securities	5.1	5.2	(0.1)

Greater than six months but less than or equal to one year
Corporate bonds — industrial	0.3	0.3	—
Asset-backed securities — housing related	0.7	0.7	—
Government and government agencies — United States	1.0	1.1	(0.1)

Total fixed maturity and equity securities	2.0	2.1	(0.1)

Greater than one year
Corporate bonds — financial services	3.8	4.1	(0.3)
Asset-backed securities — housing related	1.5	1.7	(0.2)
Commercial mortgage-backed securities — non agency backed	6.0	6.6	(0.6)

Total fixed maturity and equity securities	11.3	12.4	(1.1)

Total of all investment grade securities
Corporate bonds
Financial services	3.8	4.1	(0.3)
Industrial	1.3	1.3	—
Asset-backed securities — housing related	2.2	2.4	(0.2)
Commercial mortgage-backed securities — non agency backed	6.0	6.6	(0.6)
Government and government agencies
United States	2.9	3.0	(0.1)
Foreign	2.2	2.3	(0.1)

Total fixed maturity and equity securities	$18.4	$19.7	$(1.3)

Total number of securities in a continuous unrealized loss position			25

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade securities were as follows:

	September 30, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Below Investment Grade Securities
Greater than one year
Residential mortgage-backed securities — non agency backed	$0.8	$1.0	$(0.2)
Government and government agencies — foreign	0.4	0.5	(0.1)
Equity securities — banking securities	0.1	0.1	—

Total fixed maturity and equity securities	1.3	1.6	(0.3)

Total of all below investment grade securities
Residential mortgage-backed securities — non agency backed	0.8	1.0	(0.2)
Government and government agencies — foreign	0.4	0.5	(0.1)
Equity securities — banking securities	0.1	0.1	—

Total fixed maturity and equity securities	$1.3	$1.6	$(0.3)

Total number of securities in a continuous unrealized loss position			3

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Below Investment Grade Securities
Greater than one year
Corporate bonds — industrial	$0.5	$0.5	$—
Residential mortgage-backed securities — non agency backed	0.9	1.1	(0.2)
Government and government agencies — foreign	0.4	0.5	(0.1)
Equity securities — banking securities	0.1	0.1	—

Total fixed maturity and equity securities	1.9	2.2	(0.3)

Total of all below investment grade securities
Corporate bonds — industrial	0.5	0.5	—
Residential mortgage-backed securities — non agency backed	0.9	1.1	(0.2)
Government and government agencies — foreign	0.4	0.5	(0.1)
Equity securities — banking securities	0.1	0.1	—

Total fixed maturity and equity securities	$1.9	$2.2	$(0.3)

Total number of securities in a continuous unrealized loss position			4

(1)	Subsequent unrealized gains (losses ) on OTTI securities are included in OCI-OTTI.
Gross unrealized losses and OTTI on available-for-sale below investment grade securities represented 72% and 21% of total gross unrealized losses and OTTI on all available-for-sale securities at September 30, 2010 and December 31, 2009, respectively. Generally below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to September 30, 2010.

Details underlying available-for-sale securities below investment grade and in an unrealized loss and OTTI position were as follows:

		September 30, 2010
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
Subprime Mortgage Investments
Subprime mortgages are loans to homebuyers who have weak or impaired credit histories. Through 2008, the market for these loans had expanded rapidly. During that time, however, lending practices and credit assessment standards grew steadily weaker. As a result, the market is now experiencing a sharp increase in the number of loan defaults. Investors in subprime mortgage assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes ABS issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below 660 at issuance. The Company also categorizes ABS issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660 at issuance. The estimated fair value of the subprime mortgage investments at September 30, 2010 and December 31, 2009 was $2.1 million and $2.2 million, respectively, entirely in first lien — fixed rate, AAA quality and vintages prior to 2004.
OTTI
The Company did not incur any impairment losses during the three months ended September 30, 2010. The Company’s impairment losses were less than $0.1 million for the nine months ended September 30, 2010, with no associated VOBA amortization. The impairment losses were principally the result of the Company impairing its holding of a 2005 vintage RMBS in the second quarter due to an adverse change in cash flows. For the three and nine months ended September 30, 2009, the Company had impairment losses of $0.3 million and $0.9 million, with no associated VOBA amortization. The Company impaired its holding of a preferred stock in CIT Group, Inc. for $0.2 million during the third quarter 2009. In the first quarter 2009, the Company impaired its holdings in Harrah’s Entertainment Inc. to fair value for $0.3 million.
Liquidity and Capital Resources
Liquidity
The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At September 30, 2010 and December 31, 2009, the Company’s assets included $172.1 million and $158.5 million, respectively, of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

Capital Resources
During the first nine months of 2010 and 2009, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.
Ratings
Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. Rating agencies rate insurance companies based on financial strength and the ability to pay claims, factors more relevant to contract holders than investors.
The insurer financial strength rating scales of S&P, A.M. Best, and Fitch Ratings (“Fitch”) are characterized as follows:
•	S&P — AAA to R

•	A.M. Best — A++ to S

•	Fitch — AAA to C
The following table summarizes the Company’s ratings at November 11, 2010:

S&P	AA-	(4th out of 21)
A.M. Best	A+	(2nd out of 16)
Fitch	AA-	(4th out of 19)
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
Commitments and Contingencies
The following table summarizes the Company’s policyholders’ obligations at September 30, 2010:

	Less	One To	Four To	More
	Than One	Three	Five	Than Five
(dollars in millions)	Year	Years	Years	Years	Total
General accounts (a)	$16.0	$25.9	$20.2	$74.2	$136.3
Separate Accounts (a)	76.4	138.4	120.9	420.8	756.5

	$92.4	$164.3	$141.1	$495.0	$892.8

(a)	The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on management’s best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business in force. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with the Company’s historical experience, modified for recently observed trends. Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and are before deduction of tax and before reinsurance. The liability amounts in the Company’s Financial Statements reflect the discounting for interest as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts.
In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Results of Operations
For the three months ended September 30, 2010 and 2009, the Company recorded net income of $2.9 million and $1.9 million, respectively. The increase in income was primarily due to a decrease in policy benefits, partially offset by an increase in VOBA amortization and the change in the tax valuation allowance.
For the nine months ended September 30, 2010 and 2009, the Company recorded net income (loss) of $10.4 million and ($7.5) million, respectively. The increase in income was primarily due to the 2009 impairment of VOBA, the change in the tax valuation allowance and net realized investment gains in 2010 as compared to losses in 2009.
Policy charge revenue decreased $0.3 million (or 7%) to $3.5 million during the three months ended September 30, 2010, as compared to the same period in 2009. Policy charge revenue increased $0.2 million (or 2%) to $10.9 million during the nine months ended September 30, 2010, as compared to the same period in 2009.
The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months	Nine Months
(dollars in millions)	2010 vs. 2009	2010 vs. 2009

Asset-based policy charge revenue	$(0.1)	$0.3	(a)
Guaranteed benefit based policy charge revenue	(0.1)	(0.1)
Non-asset based policy charge revenue	(0.1)	—

Total policy charge revenue	$(0.3)	$0.2

(a)	Asset-based policy charge revenue for the nine months ended September 30, 2010 was positively impacted by the increase in average variable account balances as compared to 2009.
Net realized investment gains (losses) increased $0.6 million to ($0.3) million during the three months ended September 30, 2010, as compared to the same period in 2009. Net realized investment gains (losses) increased $4.1 million to $1.4 million during the nine months ended September 30, 2010, as compared to the same period in 2009. The following table provides the changes in net realized investment gains (losses) by type:

	Three Months	Nine Months
(dollars in millions)	2010 vs. 2009	2010 vs. 2009

Credit related gains (losses)	$—	$0.6	(a)
Interest related gains (losses)	0.3	2.0	(b)
Equity related gains (losses)	0.3	1.5	(c)

Total net realized investment gains (losses)	$0.6	$4.1

Write-downs for OTTI included in net realized investment gains (losses)	—	0.6	(a)

(a)	The change in credit related gains (losses) as compared to 2009 is primarily due to a decrease in OTTI impairments along with the change in accounting principle for OTTI impairments in 2009. See the Critical Accounting Policies and Estimates section above for further discussion on OTTI recognition.

(b)	The increase in interest related gains was principally due to the credit spread movement tightening in 2010.

(c)	The change in equity related gains (losses) principally relates to net gains on futures contracts during 2010 as compared to net losses on futures contracts in 2009.

Policy benefits decreased $2.9 million and $0.7 million, respectively, during the three and nine months ended September 30, 2010 as compared to the same period in 2009. The following table provides the changes in policy benefits by type:

	Three Months	Nine Months
(dollars in millions)	2010 vs. 2009	2010 vs. 2009
Annuity benefit unlocking	$(1.5)	$(1.8	)(a)
Annuity benefit expense	(1.4)	0.2	(b)
Life insurance mortality expense	—	0.9	(c)

Total policy benefits	$(2.9)	$(0.7)

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.

(b)	The decrease in annuity benefit expense during the three months ended September 30, 2010 as compared to 2009, was primarily driven by favorable equity market movement and policyholder behavior assumption changes resulting in lower guaranteed benefits. For the nine months ended September 30, 2010 as compared to 2009, mixed equity markets resulted in slightly increased benefits.

(c)	Life insurance mortality expenses increased in 2010 primarily due to an increase in claims with a high net amount at risk.
Amortization of VOBA was $1.4 million and $0.3 million for the three and nine months ended September 30, 2010, respectively. Amortization and impairment of VOBA was $0.1 million and $9.3 million for the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2010, there was favorable (unfavorable) unlocking of $0.2 million and ($0.1) million, respectively. During the three months ended September 30, 2010, positive future gross profits, principally driven by favorable equity market movement resulted in increased amortization as compared to 2009. For the nine months ended September 30, 2010, mixed equity markets resulted in a small unfavorable unlocking and amortization expense. For the three and nine months ended September 30, 2009, there was favorable (unfavorable) unlocking of $0.4 million and ($0.9) million, respectively. The nine months ended September 30, 2009 were impacted by the negative economic outlook during the first quarter 2009 which resulted in unfavorable unlocking. In addition, an impairment charge of $7.2 million was taken at March 31, 2009, as estimated future gross profits were less than the unamortized balance.
Insurance expenses and taxes decreased $0.1 million and $0.6 million in the three and nine months ended September 30, 2010 as compared to the same period in 2009. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months	Nine Months
(dollars in millions)	2010 vs. 2009	2010 vs. 2009

Commissions	$(0.1)	$0.1
General insurance expenses	—	(0.6	)(a)
Taxes, licenses, and fees	—	(0.1)

Total insurance expenses and taxes	$(0.1)	$(0.6)

(a)	The decrease in general insurance expenses is primarily due to lower system and transition related expenses in 2010.
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

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 5. Other Information.
(a) Nothing to report.
(b) Nothing to report.

Item 6. Exhibits.

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

3.2	Certificate of Amendment of the Charter of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Transamerica Advisors Life Insurance Company of New York, File Nos. 33-34562,
33-60288, 333-48983, abd 333-133224, filed on August 12, 2010.)

3.3	By-Laws of Transamerica Advisors Life Insurance Company of New York. (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q of Transamerica Advisors Life Insurance Company of New York, File Nos. 33-34562, 33-60288, 333-48983, abd 333-133224, filed on August 12, 2010.)

4.1	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.2	Modified Guaranteed Annuity Contract Application. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.3	Qualified Retirement Plan Endorsement. (Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.4	IRA Endorsement. (Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.5	Company Name Change Endorsement. (Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

4.6	IRA Endorsement, MLNY009 (Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994).

4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94. (Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94. (Incorporation by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc. (Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation. (Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.)

10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.)

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(k) to Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.)

10.12	Non-Affiliated Broker-Dealer Wholesaling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital, Inc. (Incorporated by Reference to the Annual Report on Form 10-K of ML Life Insurance Company of New York, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, Filed March 27, 2008.)

10.13	Selling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc. (Incorporated by Reference to the Annual Report on Form 10-K of ML Life Insurance Company of New York, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, Filed March 27, 2008.)

10.14	Keep Well Agreement between AEGON USA And ML Life Insurance Company of New York. (Incorporated by Reference to the Annual Report on Form 10-K of ML Life Insurance Company of New York, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, Filed March 27, 2008.)

10.15	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.2 to ML Life Insurance Company of New York’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.)

10.16	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to ML Life Insurance Company of New York’s Current Report on Form 8-K, File No. 33-34562, filed August 17, 2007.)

10.17	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to ML Life Insurance Company of New York’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.)

10.18	Principal Underwriting Agreement between Transamerica Capital, Inc. and ML Life Insurance Company of New York. (Incorporated by reference to the Annual Report on Form 10-K of ML Life Insurance Company of New York, File Nos. 33-34562, 33-60288, 333-48983, 333-133224, filed on March 26, 2009.)

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK
/s/ Eric J. Martin
Eric J. Martin
Vice President, Treasurer, Chief Financial Officer, and Controller

Date: November 11, 2010

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