Form 10-K
period 2010-12-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co OF NEW YORK
filed 2011-03-25
CIK 862923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Nos. 33-34562; 33-60288; 333-48983; 333-133224

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

large accelerated filer	☐	accelerated filer	☐

non-accelerated filer	☒	smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

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

PART I

Item 1. Business

Transamerica Advisors Life Insurance Company of New York (“TALNY”, “Registrant”, “Company”, “we”, “our”, or “us”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). Prior to July 1, 2010, the Company was known as ML Life Insurance Company of New York (“MLLICNY”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, general insurance and limited banking operations in a number of these countries. Prior to December 28, 2007, the Company was an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“ML&Co”).

The Registrant is a life insurance company, who conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. The Registrant was incorporated in 1973 under the laws of the State of New York. The Registrant is currently subject to primary regulation by the New York State Insurance Department.

The Registrant is currently licensed to conduct business in nine states. During 2010, annuity sales were made principally in New York as measured by total contract owner deposits. During 2009, the Company, in addition to no longer issuing life insurance products, ceased issuing variable annuity and market value adjusted annuity products.

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

Item 1A. Risk Factors

Risk Factors that Could Affect Transamerica Advisors Life Insurance Company of New York

In the course of conducting its business operations, the Company could be exposed to a variety of risks that are inherent to the insurance industry. A summary of some of the significant risks that could affect the Company’s financial condition and results of operations is included below. Some of these risks are managed in accordance with established risk management policies and procedures. Other factors besides those discussed below or elsewhere in this Annual Report also could adversely affect our business and operations, and the following risk factors should not be considered a complete list of potential risks that may affect the Company.

Our operating environment remains uncertain about the timing and strength of an economic recovery. The steps we have taken to realign our business and strengthen our capital position may not be adequate to mitigate the financial and other risks associated with our operating environment which could materially affect our results of operations and financial condition

Uncertainty about the timing and strength of a recovery in the U.S. economy continued to affect our operating environment in 2010. Our results, financial condition and statutory capital remain sensitive to equity and credit market performance and we expect that market conditions will continue to pressure returns in our investment portfolio and that our hedging costs will remain higher. Unless economic conditions continue to improve, we would expect to experience realized and unrealized investment losses. In addition, negative rating agency actions with respect to our investments could also indirectly adversely affect our statutory capital and risk-based capital (“RBC”) ratios, which could in turn have other negative consequences for our business and results.

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

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, and equity prices that may have a material adverse effect on our results of operations, financial condition and liquidity

We are exposed to significant financial and capital markets risks including changes in interest rates, credit spreads, equity prices, market volatility, performance of the economy, in general, the performance of the specific obligors included in our portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of our investment portfolio and sustained increases in interest rates may result in policyholders surrendering their contracts which may require us to liquidate assets in an unrealized loss position. Tax planning strategies can also be adversely affected by a rise in interest rates by limiting the ability to recognize tax benefits associated with operating and capital loss carryforwards. Conversely, due to the long-term nature of some of our liabilities, sustained declines in interest rates may subject us to reinvestment risk, increased hedging costs, spread compression and capital volatility.

The exposure to credit spreads primarily relates to market price variability and reinvestment risk associated with changes in credit spreads. If issuer credit spreads widen or increase significantly over an extended period of time, it would likely result in additional other-than-temporary impairments and increases in net unrealized loss position in our investment portfolio will likely result. If credit spreads tighten significantly, net investment income associated with new purchases of fixed maturities may be reduced. Credit spread tightening may also cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread. In addition, market volatility may make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes from market volatility, which could have a material effect on our results of operations or financial condition.

The exposure to equity risks relates to the potential for lower earnings associated with our equity-based Separate Accounts, where fee income is earned based upon account values. The decline in equity markets over the last several years has significantly reduced the account values and related fee income during that period. In addition, certain of our products offer guaranteed benefits which increase our potential benefit exposure and statutory capital exposure should equity markets decline. Sustained declines in equity markets may result in the need to devote significant additional capital to support these products.

The insurance industry is heavily regulated and changes in regulation, including the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), may adversely affect our results of operations and liquidity

The insurance industry is subject to comprehensive state regulation and supervision. We are also impacted by federal legislation and administrative policies in areas such as financial services regulations and federal taxation. The primary purpose of state regulation of the insurance business is to protect policyholders. The laws of the various states establish insurance departments with broad powers to regulate such matters as: licensing companies to transact business, admitting statutory assets, regulating unfair trade and claims practices, establishing statutory reserve requirements and solvency standards, restricting various transactions between affiliates and regulating the types, amounts and valuation of investments. State insurance regulators, federal regulators and the National Association of Insurance Commissioners (“NAIC”) continually reexamine existing laws and regulations, and may impose changes in the future.

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. As the amount and timing of an assessment is beyond our control, the liabilities established for these potential assessments may not be adequate.

Recently, there has been an increase in potential federal initiatives that would affect the financial services industry. The Dodd-Frank Act was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry, including the creation of a new Federal Insurance Office within the U.S. Treasury to gather information regarding the insurance industry. Many of the provisions of this legislation require substantial regulatory work prior to implementation and although we do not expect the Dodd-Frank Act or the rules to be promulgated thereunder to have a material adverse effect on our results of operations, liquidity or capital resources, the ultimate impact of any of these provisions on our results of operations, liquidity or capital resources is currently indeterminable.

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

Changes in equity markets and other factors may significantly affect our financial results

The fee revenue that is earned on equity-based Separate Accounts assets is generally based upon account values. As strong equity markets result in higher account values, strong equity markets positively affect our results of operations through increased policy charge revenue and decreased benefit exposure. Increased fee revenue resulting from strong equity markets increases the expected gross profits (“EGPs”) from variable insurance products as do lower-than-expected lapses, mortality rates, and expenses. As a result, the higher EGPs may improve margins through lower amortized costs related to deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), and value of business acquired (“VOBA”). Correspondingly, a decrease in the equity markets as well as increases in lapses, mortality rates, and expenses depending upon their significance, may reduce margins through higher net amortized costs associated with DAC, DSI, and VOBA and may have a material adverse effect on our results of operations and capital resources. For more information on DAC, DSI, and VOBA amortization, see “Item 7–Management’s Narrative Analysis of Results of Operations–Critical Accounting Policies” below.

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

Our valuations of many of our financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition

Fixed maturity, equity, trading securities and Separate Account assets, are reported at estimated fair value on our Balance Sheets. The determination of estimated fair value is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, securities may require more subjectivity and management judgment in determining their fair values and those fair values may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities and period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition.

Defaults in our bonds may adversely affect profitability and shareholder’s equity

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

Litigation and regulatory investigations may adversely affect our business, results of operations and financial condition

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

The Company’s election in 2009 to discontinue new sales creates a risk that the growth of future revenues may be limited and uncertain. If new sales do not resume, growth in revenues would be dependent on the market performance of the assets underlying the policies and the policy and rider fees received on a potentially declining number of policies in force

The economic environment in recent years presented significant challenges to the Company’s ability to issue certain products at competitive returns. While new products designed to withstand a more volatile economic environment may be developed in the future, such products are not yet being issued. The Company’s previous election to discontinue new sales means that future growth in revenues may be limited. The uncertainty of the performance of the securities markets would also mean that where the Company’s revenues are dependent on fees or charges based on market value of investments underlying the policies, the Company’s revenues would also be uncertain. Further, as policyholders surrender their policies and the number of policies in force is reduced, and as policyholders die or otherwise withdraw value from their policies, the revenues that the Company receives for policy and rider administration, and for mortality and expense risks will likely decline over time. However, there remain a significant number of annuity and life insurance policies in force that will continue to be serviced and are expected to continue to generate revenues for the foreseeable future.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

The Registrant’s home office is located at 440 Mamaroneck Avenue, Harrison, New York 10528. Personnel performing services for the Registrant operate in AUSA office space in Cedar Rapids, Iowa and St. Petersburg, Florida. An allocable share of the cost of each of the above mentioned premises was paid by the Registrant through the common cost allocation service agreement.

In addition during 2009 and 2008, personnel performing services for the Registrant occupied office space in Jacksonville, Florida, which was owned by ML&Co. An allocable share of the cost of the above mentioned premise was paid by the Registrant through a transition services agreement between AUSA and ML&Co.

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

During 2010 and 2009, the Registrant did not receive a capital contribution from AUSA nor did it pay any dividends to AUSA. No other cash or stock dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of New York, notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. See Note 7 to the Registrant’s Financial Statements.

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

Forward Looking Statements

The statements contained in this Report that are not historical facts are forward-looking statements as defined in the US Private Securities Litigation Reform Act of 1995. The following are words that identify such forward-looking statements: aim, believe, estimate, target, intend, may, expect, anticipate, predict, project, counting on, plan, continue, want, forecast, should, would, is confident, will, and similar expressions as they relate to our Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include but are not limited to the following:

•	Changes in general economic conditions;

•	Changes in the performance of financial markets, including emerging markets, such as with regard to:

•	The frequency and severity of defaults by issuers in our fixed income investment portfolios; and

•	The effects of corporate bankruptcies and/or accounting restatements on the financial markets and the resulting decline in the value of equity and debt securities we hold;

•	The frequency and severity of insured loss events;

•	Changes affecting mortality, persistence and other factors that may impact the profitability of our insurance products;

•	Changes affecting interest rate levels and continuing low or rapidly changing interest rate levels;

•	Increasing levels of competition;

•	Changes in laws and regulations, particularly those affecting our operations, the products we sell, and the attractiveness of certain products to our customers;

•	Regulatory changes relating to the insurance industry in the jurisdictions in which we operate;

•	Lowering of one or more of the financial strength ratings and the adverse impact such action may have on the premium writings, policy retention, profitability and liquidity;

•	Acts of God, acts of terrorism, acts of war and pandemics;

•	Changes in the policies of central banks and/or governments;

•	Litigation or regulatory actions that could require us to pay significant damages or change the way we do business;

•	Customer responsiveness to both new products and distribution channels;

•	Competitive, legal, regulatory or tax changes that affect the distribution cost of or demand for our products; and

•	Our failure to achieve anticipated levels of earnings or operational efficiencies as well as other cost saving initiatives.

We undertake no obligation to publicly update or revise any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which merely reflect Company expectations at the time of the writing. Actual results may differ materially from expectations conveyed in forward-looking statements due to changes caused by various risks and uncertainties. The reader should, however, consult any further disclosures TALNY may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

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

Valuation of Fixed Maturity and Equity Securities

The Company’s investments consist of fixed maturity and equity securities that are classified as available-for-sale (“AFS”) which are reported at estimated fair value. In addition, the Company holds fixed maturity securities which contain a conversion to equity feature, which is considered an embedded derivative. These fixed maturity securities have been classified as trading and are reported at estimated fair value. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. The Company’s valuation policy dictates that publicly available prices are initially sought from several third party pricing services. In the event that pricing is not available from these services, those securities are submitted to brokers to obtain quotes. Lastly, securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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

At December 31 2010 and 2009, approximately $22.1 million (or 15%) and $9.2 million (or 8%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale.

Changes in the fair value of fixed maturity and equity securities deemed AFS are reported as a component of accumulated other comprehensive income (loss), net of taxes on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when credit-related declines in estimated fair value are deemed other-than-temporary. Changes in fair value of fixed maturity securities deemed trading are reported as a component of net investment income.

Other-Than-Temporary Impairment (“OTTI”) Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services). For AFS fixed maturity securities, the Company also considers whether it is more likely than not that it will not be required to sell the debt security before its anticipated recovery. The factors that may give rise to a potential OTTI include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.

For equity securities, once management determines a decline in the value of an AFS security is other-than-temporary, the cost basis of the equity security is reduced to its fair value, with a corresponding charge to earnings.

For AFS fixed maturity securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For AFS fixed maturity securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non credit portion). The credit loss is recognized in earnings and the non credit loss is recognized in other comprehensive income (“OCI”), net of applicable taxes and value of business acquired. Management records subsequent changes in the estimated fair value (positive and negative) of AFS fixed maturity securities for which non credit OTTI was previously recognized in OCI in OCI-OTTI.

For the years ended December 31, 2010 and 2009, the Company recorded an OTTI in income, with no value of business acquired amortization of $0.1 million and $0.9 million, respectively. For the year ended December 31, 2008, the Company recorded an OTTI in income, net of value of business acquired amortization of $0.5 million.

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. At December 31, 2010, the Company had 20 outstanding short futures contracts with a notional amount of $6.3 million. At December 31, 2009, the Company had 20 outstanding short futures contracts with a notional amount of $5.6 million.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At December 31, 2010 and 2009, the Company’s VOBA asset was $29.6 million and $31.0 million, respectively. For the years ended December 31, 2010, 2009 and 2008, the favorable (unfavorable) impact to pre-tax net income related to VOBA unlocking was $0.6 million, ($0.5) million and ($2.5) million, respectively. For the years ended December 31, 2009 and 2008, there was an impairment charge of $7.2 million and $4.3 million, respectively. There was no impairment charge in 2010. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At December 31, 2010 and 2009, variable annuities accounted for the Company’s entire DAC asset of $0.4 million and $0.4 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the years ended December 31, 2010, 2009 and 2008, there was relatively no impact to pre-tax income related to DAC unlocking. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At December 31, 2010 and 2009, variable annuities accounted for the Company’s entire DSI asset of $0.1 million and $0.1 million, respectively. See Note 4 to the Financial Statements for a further discussion.

The short-term equity growth rate and the long-term growth rate for the amortization of VOBA, DAC and DSI were as follows:

	December 31,
	2010	2009	2008

Gross short-term equity growth rate for five years	9.00%	7.25%	15.00%

Gross long-term growth rate	9.00%	9.00%	9.00%

Other Intangibles

Other intangible assets were comprised of a distribution agreement, a trade name and a non-compete agreement. At December 31, 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co distribution channel instead of continuing to sell new variable annuities on the Company. As a result of this decision, an impairment charge was taken for the entire unamortized other intangible balance at December 31, 2008. Prior to December 31, 2008, the trade name and the non-compete agreements were amortized on a straight-line basis over their useful life of five years. The distribution intangible was amortized over the expected economic benefit period and at a pace consistent with the expected future gross profit streams generated from the distribution agreement, which was thirty years. The entire asset amount had been allocated to annuities. See Note 4 to the Financial Statements for further discussion.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down to fair value based primarily on discounted cash flows. At December 31, 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co distribution channel instead of continuing to sell new variable annuities on the Company. As a result of this decision, an impairment charge was taken for the majority of the goodwill balance ($3.1 million) at December 31, 2008. The remaining amount of $0.5 million at December 31, 2010 and 2009 relates to the Company’s state licenses. See Note 4 to the Financial Statements for a further discussion.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at December 31, 2010 and 2009 were $115.1 million and $125.3 million, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At December 31, 2010 and 2009, future policy benefits were $17.4 million and $18.5 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At December 31, 2010 and 2009, GMDB and GMIB liabilities included within future policy benefits were as follows:

	December 31,
(dollars in millions)	2010	2009
GMDB liability	$0.0	$0.3
GMIB liability	2.0	2.5

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the years ended December 31, 2010, 2009, and 2008, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was $2.3 million, ($0.2) million, and ($2.3) million, respectively.

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

At December 31, 2010 and 2009, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

	December 31,
(dollars in millions)	2010	2009
GMWB liability	$0.5	$1.3
GMIB reinsurance asset	(5.5)	(5.7)

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

At December 31, 2010, the Company did not have a tax valuation allowance for deferred tax assets. The valuation allowance for deferred tax assets at December 31, 2009 was $3.7 million. The valuation allowance was related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of further taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company files a return in the U.S. federal tax jurisdiction and various state tax jurisdictions.

Recent Accounting Guidance

The following outlines the adoption of recent accounting guidance in 2010. See Note 1 to the Financial Statements for a further discussion.

•

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure, Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements – guidance on new disclosures and clarifications of existing disclosures about fair value measurements – adopted January 1, 2010.

•

ASC 310, Receivables, ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses) – guidance requires new and expanded disclosures about the allowance for credit losses, credit quality, impaired loans, modifications, and nonaccrual and past due financing receivables – adopted December 31, 2010.

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

•

ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) – guidance on measuring the fair value of certain alternative investments (i.e., investments in hedge funds, private equity funds, venture capital funds, offshore fund vehicles, funds of funds, and real estate funds) – adopted December 31, 2009.

•

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

•

Revised guidance which eliminated the requirement for entities that file or furnish financial statements to the Securities Exchange Commission (“SEC”) to disclose the date through which subsequent events have been evaluated – adopted December 31, 2009.

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

•	ASC 944, Financial Services – Insurance

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

•

ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts – modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts – will be adopted January 1, 2012.

•

ASC 350, Intangibles – Goodwill and Other – guidance requires entities with a zero or negative carrying value to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists – will be adopted January 1, 2011.

Deposits

Total direct deposits (including internal exchanges) were $1.0 million, $2.9 million and $9.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in deposits was primarily due to the Company ceasing to issue new variable annuity and market value adjusted annuity products in 2009, as well as the volatile equity markets during 2008 and 2009. Internal exchanges during 2010 were $0.4 million. There were no internal exchanges during 2009. Internal exchanges during 2008 were $0.8 million.

Surrenders

Policy and contract surrenders were $54.4 million, $59.4 million and $78.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease from 2008 to 2009 was primarily due to the decline in the equity markets in late 2008 and early 2009.

Financial Condition

At December 31, 2010, the Company’s assets were $908.0 million or $1.8 million lower than the $909.8 million in assets at December 31, 2009. Assets excluding Separate Accounts assets increased $6.3 million. Separate Accounts assets, which represent 70% of total assets, decreased $8.1 million (or 1%) to $636.0 million.

Changes in Separate Accounts assets were as follows:

2010
Investment performance	$64.6
Deposits	1.0
Policy fees and charges	(13.1)
Surrenders, benefits and withdrawals	(60.6)

Net change	$(8.1)

There were no fixed contract owner deposits in 2010, 2009, and 2008. During 2010, 2009, and 2008, fixed contract owner withdrawals were $8.1 million, $8.2 million, and $9.4 million, respectively.

Investments

The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents.

The following schedule identifies the Company’s general account invested assets by type at December 31:

	2010	2009
Fixed maturity AFS securities
Investment grade	60%	48%
Below investment grade	2	2

Total fixed maturity AFS securities	62	50

Fixed maturity trading securities	1	—
Cash and cash equivalents	12	22
Policy loans	25	28

	100%	100%

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at December 31, 2010 and 2009 were:

	December 31, 2010
		Gross Unrealized			% of
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Estimated Fair Value	Estimated Fair Value
Fixed maturity AFS securities
Corporate bonds
Financial services	$19.4	$1.0	$(0.2)	$20.2	14%
Industrial	76.3	4.9	(0.1)	81.1	57
Utility	4.8	0.3	(0.1)	5.0	3
Asset-backed securities
Housing related	2.0	—	—	2.0	1
Credit cards	0.3	—	—	0.3	—
Autos	2.0	0.1	—	2.1	1
Commercial mortgage-backed securities - non agency backed	24.9	2.4	—	27.3	19
Residential mortgage-backed securities
Agency backed	0.4	—	—	0.4	—
Non agency backed	0.9	—	(0.1)	0.8	1
Government and government agencies
United States	3.0	—	(0.1)	2.9	2
Foreign	3.2	0.3	(0.1)	3.4	2

Total fixed maturity AFS securities	137.2	9.0	(0.7)	145.5	100

Equity securities - banking securities	0.1	—	—	0.1	—

Total equity securities	0.1	—	—	0.1	—

Total fixed maturity and equity securities	$137.3	$9.0	$(0.7)	$145.6	100%

	December 31, 2009
		Gross Unrealized			% of
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Estimated Fair Value	Estimated Fair Value
Fixed maturity AFS securities
Corporate bonds
Financial services	$11.6	$0.5	$(0.1)	$12.0	11%
Industrial	46.0	3.0	—	49.0	43
Utility	3.3	0.2	—	3.5	3
Asset-backed securities
Housing related	2.4	—	(0.2)	2.2	2
Credit cards	2.8	0.1	—	2.9	3
Autos	2.0	0.1	—	2.1	2
Commercial mortgage-backed securities - non agency backed	25.8	0.3	(0.6)	25.5	22
Residential mortgage-backed securities
Agency backed	7.9	0.3	—	8.2	7
Non agency backed	1.1	—	(0.2)	0.9	1
Government and government agencies
United States	3.2	—	(0.1)	3.1	3
Foreign	3.5	0.1	(0.2)	3.4	3

Total fixed maturity AFS securities	109.6	4.6	(1.4)	112.8	100

Equity securities - banking securities	0.1	—	—	0.1	—

Total equity securities	0.1	—	—	0.1	—

Total fixed maturity and equity securities	$109.7	$4.6	$(1.4)	$112.9	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent and ability to hold to recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at December 31, 2010.

Seven issuers represent more than 5% of the total unrealized loss position, comprised of four corporate non-convertible bonds, two government securities and one RMBS holding. The Company owns four investment grade corporate non-convertible securities with unrealized losses totaling $0.4 million. The Company’s government bonds have unrealized losses of $0.2 million, were issued in the United States and Venezuela and are rated investment grade and below rated below investment grade, respectively. The Company’s RMBS unrealized loss is $0.1 million and relates to a securitized portfolio of prime hybrid mortgages that contain fixed income positions where our holding is rated below investment grade and was previously impaired to discounted cash flows.

Financial Services Sectors

The Company’s $0.2 million of gross unrealized losses within the financial services sector has an estimated fair value of $3.6 million. All of the unrealized loss in the financial services sector relates to the banking sub-sector. Companies within TALNY’s financial services sector are high in credit quality and, as a whole, represent a large portion of the corporate debt market. The extreme stress on the capital base of banks and other financial institutions within the sector was significantly reduced due to unprecedented liquidity and capital support from major governments in 2008 and 2009. In addition, United States and European central banks intervened again in 2010 to ensure market liquidity following heightened European government debt concerns stemming from economic and fiscal pressures in several European countries.

Fundamentals remain somewhat weakened and some companies remain dependent on government support. However, funding concerns have largely abated as capital markets have reopened with the notable exception of those institutions most directly exposed to pressured governments. Also, deterioration in global asset quality has slowed significantly in all but the most stressed countries. Although the push for more capital is ongoing, the sector has raised a significant amount of capital since the start of the financial crisis, creating a larger buffer to absorb credit losses. Regulators have announced programs to strengthen capital requirements for the sector as a whole as well as implement additional regulatory controls and oversight, although certain provisions and rules are not yet finalized.

Banking

The overall exposure to the banking sub-sector in the Company’s portfolio is of high quality. The unrealized losses in the banking sub-sector primarily reflect low floating rate coupons on some securities, and credit spread widening on deeply subordinated securities. As a whole, the sub-sector has been volatile in 2010 as government debt crises in Greece and Ireland have reintroduced liquidity fears into the market and concern has grown that other peripheral European countries may need financial bail-out packages. Subordinated securities, specifically, have become even more volatile following successful attempts by the European Commission to impose “burden sharing” on the subordinated securities of those banks receiving significant state-aid as a result of the financial crisis. Furthermore, new legislation introduced in Germany and Ireland gives those respective governments wide discretion to impose “burden sharing” on subordinated bondholders in order to quickly stabilize or wind-up troubled banks, and other countries will likely follow suit. While these measures have made existing subordinated securities more volatile in the near-term, new, more stringent, global legislation on capital and liquidity requirements is intended to reduce overall risk in the sector going forward. Furthermore, Central Banks appear committed to providing liquidity to the market and as a result asset write-downs and credit losses have diminished substantially in all but the most troubled countries. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss and does not consider those investments to be impaired at December 31, 2010.

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

All RMBS securities of the Company are monitored and reviewed on a monthly basis. Detailed cash flow models using the current collateral pool and capital structure on the portfolio are performed quarterly. Model output is generated under base and several stress-case scenarios. Our internal RMBS asset specialists utilize widely recognized industry modeling software to perform a loan-by-loan, bottom-up approach to modeling. Key assumptions used in the models are projected defaults, loss severities, and prepayments. Each of these key assumptions varies greatly based on the significantly diverse characteristics of the current collateral pool for each security. Loan-to-value, loan size, and borrower credit history are some of the key characteristics used to determine the level of assumption that is utilized. Defaults were estimated by identifying the loans that are in various delinquency buckets and defaulting a certain percentage of them over the near-term and long-term. Assumed defaults on delinquent loans are dependent on the specific security’s collateral attributes and historical performance.

Loss severity assumptions were determined by obtaining historical rates from broader market data and by adjusting those rates for vintage, specific pool performance, collateral type, mortgage insurance and estimated loan modifications. Prepayments were estimated by examining historical averages of prepayment activity on the underlying collateral. Once the entire pool is modeled, the results are closely analyzed by our internal asset specialists to determine whether or not our particular tranche or holding is at risk for not collecting all contractual cash flows taking into account the seniority and other terms of the tranches held.

The Company’s total gross unrealized loss on RMBS is $0.1 million. The pace of deterioration in the housing market began to stabilize in late 2009 and continued in 2010. Even with the stabilization, fundamentals in RMBS continue to be weak, which impacts the magnitude of the unrealized loss. Delinquencies and severities in property liquidations remain at an elevated level, while prepayments remain at historically low levels. Due to the weak fundamental situation, reduced liquidity, and the requirement for higher yields due to market uncertainty, credit spreads remain elevated across the asset class.

Where holdings were not projected to pay principal and interest in full, securities were impaired to the net present value of projected future cash flows. As the remaining unrealized losses in the RMBS portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired at December 31, 2010.

There are no individual issuers rated below investment grade in the RMBS sector which have unrealized loss positions greater than $0.2 million.

At December 31, 2010 and 2009, approximately $0.4 million (or 1%) and $8.2 million (or 24%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2010 and 2009 by rating agency equivalent were:

	December 31, 2010		December 31, 2009
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$33.2	$35.7	$40.2	$40.4
AA	13.7	14.1	9.2	9.5
A	57.4	61.1	34.5	36.1
BBB	28.2	29.7	20.7	21.9
Below investment grade	4.7	4.9	5.0	4.9

Total fixed maturity AFS securities	$137.2	$145.5	$109.6	$112.8

Investment grade	97%	97%	95%	96%
Below investment grade	3%	3%	5%	4%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At December 31, 2010 and 2009 approximately $11.2 million (or 8%) and $3.7 million (or 3%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

Unrealized gains (losses) incurred during the years ended December 31, 2010 and 2009, respectively, were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. As the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade AFS securities were as follows:

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate bonds
Financial services	$2.8	$3.0	$(0.2)
Industrial	5.2	5.3	(0.1)
Utility	1.9	2.0	(0.1)
Government and government agencies - United States	0.9	1.0	(0.1)

Total fixed maturity and equity securities	10.8	11.3	(0.5)

Greater than one year
Corporate bonds - financial services	0.8	0.8	—

Total fixed maturity and equity securities	0.8	0.8	—

Total of all investment grade AFS securities
Corporate bonds
Financial services	3.6	3.8	(0.2)
Industrial	5.2	5.3	(0.1)
Utility	1.9	2.0	(0.1)
Government and government agencies - United States	0.9	1.0	(0.1)

Total fixed maturity and equity securities	$11.6	$12.1	$(0.5)

Total number of securities in a continuous unrealized loss position			8

	December 31, 2009
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate bonds - industrial	$1.0	$1.0	$—
Government and government agencies
United States	1.9	1.9	—
Foreign	2.2	2.3	(0.1)

Total fixed maturity and equity securities	5.1	5.2	(0.1)

Greater than six months but less than or equal to one year
Corporate bonds - industrial	0.3	0.3	—
Asset-backed securities - housing related	0.7	0.7	—
Government and government agencies - United States	1.0	1.1	(0.1)

Total fixed maturity and equity securities	2.0	2.1	(0.1)

Greater than one year
Corporate bonds - financial services	2.6	2.8	(0.2)
Asset-backed securities - housing related	1.5	1.7	(0.2)
Commercial mortgage-backed securities - non agency backed	6.0	6.6	(0.6)

Total fixed maturity and equity securities	10.1	11.1	(1.0)

Total of all investment grade AFS securities
Corporate bonds
Financial services	2.6	2.8	(0.2)
Industrial	1.3	1.3	—
Asset-backed securities - housing related	2.2	2.4	(0.2)
Commercial mortgage-backed securities - non agency backed	6.0	6.6	(0.6)
Government and government agencies
United States	2.9	3.0	(0.1)
Foreign	2.2	2.3	(0.1)

Total fixed maturity and equity securities	$17.2	$18.4	$(1.2)

Total number of securities in a continuous unrealized loss position			25

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Greater than one year
Residential mortgage-backed securities - non agency backed	$0.8	$0.9	$(0.1)
Government and government agencies - foreign	0.4	0.5	(0.1)
Equity securities - banking securities	0.1	0.1	—

Total fixed maturity and equity securities	1.3	1.5	(0.2)

Total of all below investment grade AFS securities
Residential mortgage-backed securities - non agency backed	0.8	0.9	(0.1)
Government and government agencies - foreign	0.4	0.5	(0.1)
Equity securities - banking securities	0.1	0.1	—

Total fixed maturity and equity securities	$1.3	$1.5	$(0.2)

Total number of securities in a continuous unrealized loss position			3

	December 31, 2009
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Greater than one year
Corporate bonds - industrial	$0.5	$0.5	$—
Residential mortgage-backed securities - non agency backed	0.9	1.1	(0.2)
Government and government agencies - foreign	0.4	0.5	(0.1)
Equity securities - banking securities	0.1	0.1	—

Total fixed maturity and equity securities	1.9	2.2	(0.3)

Total of all below investment grade AFS securities
Corporate bonds - industrial	0.5	0.5	—
Residential mortgage-backed securities - non agency backed	0.9	1.1	(0.2)
Government and government agencies - foreign	0.4	0.5	(0.1)
Equity securities - banking securities	0.1	0.1	—

Total fixed maturity and equity securities	$1.9	$2.2	$(0.3)

Total number of securities in a continuous unrealized loss position			4

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 33% and 21% of total gross unrealized losses and OTTI on all AFS securities at December 31, 2010 and 2009, respectively. Generally below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2010.

Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position were as follows:

		December 31, 2010
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Greater than one year
	70% to 100%	$1.3	$1.5	$(0.2)

Total		$1.3	$1.5	$(0.2)

		December 31, 2009
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Greater than one year
	70% to 100%	$1.9	$2.2	$(0.3)

Total		$1.9	$2.2	$(0.3)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

There were no assets depressed over 20% and greater than one year at December 31, 2010. As there has been no impact to expected future cash flows, the Company does not consider the underlying investments to be impaired as of December 31, 2010.

Subprime Mortgage Investments

Subprime mortgages are loans to homebuyers who have weak or impaired credit histories. Through 2008, the market for these loans had expanded rapidly. During that time, however, lending practices and credit assessment standards grew steadily weaker. As a result, the market is now experiencing a sharp increase in the number of loan defaults. Investors in subprime mortgage assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes ABS issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below 660 at issuance. The Company also categorizes ABS issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660 at issuance. The estimated fair value of the subprime mortgage investments at December 31, 2010 and 2009 was $2.0 million and $2.2 million, respectively, entirely in first lien - fixed rate, AAA quality and vintages prior to 2004.

OTTI

The Company’s impairment losses were $0.1 million for the year ended December 31, 2010, with no associated VOBA amortization. The impairment losses were principally the result of the Company impairing its holding of a 2005 vintage RMBS in the second quarter due to an adverse change in cash flows. The Company’s impairment losses were $0.9 million for the year ended December 31, 2009 with no VOBA amortization. The Company impaired its holding of a preferred stock in CIT Group, Inc. for $0.2 million during the third quarter 2009. In the first quarter 2009, the Company impaired its holdings in Harrah’s Entertainment Inc. (“Harrah’s”) to fair value for $0.3 million. For the year ended December 31, 2008, impairment losses were $0.5 million, net of VOBA amortization, primarily due to impairing its holding in Harrah’s to fair value for $0.3 million.

The Company adopted revised guidance for the recognition and presentation of OTTI effective at June 30, 2009. As permitted by the guidance, the Company recorded an increase of $0.1 million to the opening balance of retained earnings with a corresponding decrease to accumulated OCI on the Statement of Stockholder’s Equity to reclassify the non credit portion of previously other-than-temporarily impaired AFS securities held at April 1, 2009.

The following summarizes the components for this cumulative effect adjustment:

(dollars in millions)	Unrealized OTTI on Available- For-Sale Securities	Net Unrealized Loss on Available- For-Sale Securities	Total Cumulative Effect Adjustment in OCI
Increase in amortized cost of available-for-sale securities	$0.1	$0.1	$0.2
Change in VOBA	—	(0.1)	(0.1)

Net cumulative effect adjustment	$0.1	$—	$0.1

The cumulative effect adjustment was calculated for all AFS securities held at April 1, 2009, for which an OTTI was previously recognized, but at April 1, 2009, the Company did not intend to sell the security and it was not more likely than not that the Company would be required to sell the security before recovery of its amortized cost, by comparing the present value of cash flows expected to be received at April 1, 2009, to the amortized cost basis of the AFS securities. The discount rate used to calculate the present value of the cash flows expected to be collected was the rate for each respective AFS security in effect before recognizing any OTTI. In addition, because the carrying amount of VOBA is adjusted for the effects of realized and unrealized gains and losses on AFS securities, the Company recognized a true-up to the VOBA balances for this cumulative effect adjustment.

Business Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended 2010 with increases of 11%, 17% and 13%, respectively, from 2009. The Dow, NASDAQ and S&P ended 2009 with increases of 19%, 44% and 23%, respectively, from 2008.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 75% of Separate Accounts assets were invested in equity-based mutual funds at December 31, 2010. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.

During 2010, average variable account balances increased $20.8 million (or 3%) to $621.8 million as compared to the same period in 2009. The change in average variable account balances contributed $0.2 million to the increase in asset-based policy charge revenue during 2010 as compared to the same period in 2009.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	2010	2009
Average medium term interest rate yield (a)	0.97%	1.43%
Increase (decrease) in medium term interest rates (in basis points)	(46)	54
Credit spreads (in basis points) (b)	175	200
Contracting of credit spreads (in basis points)	(25)	(535)

Increase on market valuations: (in millions)
Available-for-sale investment securities	$5.4	$15.2
Interest-sensitive policyholder liabilities	0.1	0.3

Net change on market valuations	$5.5	$15.5

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

At December 31, 2010 and 2009, the Company had 1,069 and 1,151 life insurance and annuity contracts inforce with interest rate guarantees, respectively. The estimated average rate of interest credited on behalf of contract owners was 4.0% and 4.0% during 2010 and 2009, respectively. Total invested assets supporting these liabilities with interest rate guarantees had an estimated average effective yield of 6.3% and 3.6% during 2010 and 2009, respectively. In 2010, the number of life insurance and annuity contracts inforce with interest rate guarantees decreased 82 (or 7%) as compared to 2009.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At December 31, 2010 and 2009, the Company’s assets included $170.6 million and $158.5 million, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During 2010 and 2009, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.

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

On June 29, 2010, A.M. Best upgraded the Company’s insurance financial strength rating from A- to A+. The rating outlook remains stable.

On July 9, 2010, the Company, as the result of its decision to cease issuing variable annuity and market value adjusted annuity products, withdrew its rating with Moody’s Investors Service.

On July 26, 2010, Fitch downgraded the Company’s insurance financial strength rating from AA to AA-. The rating outlook is stable.

The following table summarizes the Company’s ratings at March 25, 2011:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at December 31, 2010:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$18.2	$30.8	$25.6	$114.0	$188.6
Separate Accounts (a)	90.3	159.3	137.6	523.2	910.4

	$108.5	$190.1	$163.2	$637.2	$1,099.0

(a)	The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on management’s best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business in force. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with the Company’s historical experience, modified for recently observed trends. Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and are before deduction of tax and before reinsurance. The liability amounts in the Company’s Financial Statements reflect the discounting for interest as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts.

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

2010 compared to 2009

For the years ended December 31, 2010 and 2009, the Company recorded net income (loss) of $12.1 million and ($6.2) million, respectively. The increase in income during 2010 as compared to 2009 was primarily due to the 2009 VOBA impairment, net realized investment gains in 2010 compared to losses in 2009, the change in the valuation allowance on deferred tax assets, and a decline in policy benefits.

Policy charge revenue decreased $0.2 million (or 1%) to $14.6 million during 2010, as compared to $14.8 million in 2009. The following table provides the changes in policy charge revenue by type for each respective period:

(dollars in millions)	2010	2009	Change

Asset-based policy charge revenue	$9.0	$8.8	$0.2
Guaranteed benefit based policy charge revenue	1.1	1.4	(0.3)
Non-asset based policy charge revenue	4.5	4.6	(0.1)

Total policy charge revenue	$14.6	$14.8	$(0.2)

Net realized investment gains (losses) increased $3.8 million to $0.9 million during 2010 as compared to ($2.9) million in 2009. The following table provides the changes in net realized investment gains (losses) by type:

(dollars in millions)	2010	2009	Change

Credit related losses	$—	$(0.6)	$0.6(a	)
Interest related gains (losses)	1.7	(0.3)	2.0(b	)
Equity related losses	(0.8)	(2.0)	1.2(c	)

Total net realized investment gains (losses)	$0.9	$(2.9)	$3.8

Write-downs for OTTI included in net realized investment gains (losses)	$—	$(0.9)	$0.9(a	)

(a)	The change in credit related losses as compared to 2009 is primarily due to a decrease in OTTI impairments along with the change in accounting principle for OTTI impairments in 2009. See Note 3 to the Financial Statements for further discussion.
(b)	The increase in interest related gains was principally due to the credit spread movement tightening in 2010.
(c)	The change in equity related losses principally relates to the lower net losses on futures contracts during 2010 as compared to 2009.

Policy benefits decreased $1.5 million during 2010 as compared to 2009. The following table provides the changes in policy benefits by type:

(dollars in millions)	2010	2009	Change

Annuity benefit unlocking	$(2.4)	$0.1	$(2.5	)(a)
Annuity benefit expense	1.9	1.7	0.2
Amortization of deferred sales inducements	—	0.1	(0.1)
Life insurance mortality expense	2.3	1.4	0.9	(b)

Total policy benefits	$1.8	$3.3	$(1.5)

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)	Life insurance mortality expenses increased in 2010 primarily due to an increase in claims with a high net amount at risk.

Reinsurance premiums ceded increased $0.3 million during 2010 as compared to 2009 principally due to refined calculations related to a system conversion. At December 31, 2010, the Company has recaptured the majority of its life reinsurance which had started in second quarter of 2008.

Amortization of VOBA was $1.2 million for the year ended December 31, 2010, which included favorable unlocking of $0.6 million. Amortization and impairment of VOBA was $10.8 million for the year ended December 31, 2009, which included unfavorable unlocking of $0.5 million. Favorable unlocking during 2010 was primarily driven by the favorable equity market in the latter half of the year, while in 2009 poor equity market performance during the first quarter resulted in unfavorable unlocking. In addition, during 2009, an impairment charge for $7.2 million was recorded as estimated future gross profits were less than the unamortized balance at March 31, 2009.

Insurance expenses and taxes decreased $0.8 million as compared to 2009. The following table provides the changes in insurance expenses and taxes for each respective period:

(dollars in millions)	2010	2009	Change

Commissions	$2.8	$2.8	$—
General insurance expense	2.4	3.5	(1.1	)(a)
Taxes, licenses, and fees	—	(0.3)	0.3

Total insurance expenses and taxes	$5.2	$6.0	$(0.8)

(a)	The decrease in general insurance expenses is primarily due to lower transition and system conversion related expenses in 2010 as compared to 2009.

2009 compared to 2008

For the years ended December 31, 2009 and 2008, the Company recorded a net loss of ($6.2) million and ($2.2) million, respectively. The decrease in income during 2009 as compared to 2008 was primarily due to the 2009 net realized investment losses, increased VOBA amortization and impairments, and the 2009 valuation allowance on deferred tax assets partially offset by the 2008 goodwill and other intangibles impairment charge.

Policy charge revenue decreased $3.7 million (or 20%) to $14.8 million during 2009, as compared to $18.5 million in 2008. The following table provides the changes in policy charge revenue by type for each respective period:

(dollars in millions)	2009	2008	Change

Asset-based policy charge revenue	$8.8	$11.6	$(2.8	)(a)
Guaranteed benefit based policy charge revenue	1.4	1.3	0.1
Non-asset based policy charge revenue	4.6	5.6	(1.0	)(b)

Total policy charge revenue	$14.8	$18.5	$(3.7)

(a)	Asset-based policy charge revenue was negatively impacted by the decrease in average variable account balances during late 2008 and early 2009.
(b)	The decrease in non-asset based policy charge revenue was primarily due to the run-off of the life business as well as less paid up additions during 2009 as a result of poor equity market performance in 2008.

Net realized investment gains (losses) decreased $3.7 million to ($2.9) million during 2009 as compared to $0.8 million in 2008. The following table provides the changes in net realized investment gains (losses) by type:

(dollars in millions)	2009	2008	Change

Credit related gains (losses)	$(0.6)	$(0.5)	$(0.1)
Interest related gains (losses)	(0.3)	(0.1)	(0.2)
Equity related gains (losses)	(2.0)	1.3	(3.3	)(a)
Associated amortization of VOBA	—	0.1	(0.2)

Total net realized investment gains (losses)	$(2.9)	$0.8	$(3.7)

Write-downs for OTTI included in net realized investment gains (losses)	$(0.9)	$(0.6)	$(0.3)

(a)	The change in equity related gains (losses) principally relates to net losses on futures contracts during 2009 compared to net gains on futures contracts during 2008.

Policy benefits increased $0.7 million during 2009 as compared to 2008. The following table provides the changes in policy benefits by type:

(dollars in millions)	2009	2008	Change

Annuity benefit unlocking	$0.1	$2.3	$(2.2	)(a)
Annuity benefit expense	1.7	(1.3)	3.0	(b)
Amortization of deferred sales inducements	0.1	—	0.1
Life insurance mortality expense	1.4	1.6	(0.2)

Total policy benefits	$3.3	$2.6	$0.7

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)	The increase in annuity benefit expense was primarily driven by the change in reserve for the embedded derivatives as compared to the same period in 2008. This was primarily a result of the positive equity markets relative to the same period in 2008.

Reinsurance premiums ceded decreased $1.0 million during 2009 as compared to 2008. Effective second quarter of 2008, the Company began to recapture the majority of its reinsurance resulting in the decreased reinsurance premiums, which is expected to be finalized in 2010.

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

Insurance expenses and taxes increased $0.5 million as compared to 2008. The following table provides the changes in insurance expenses and taxes for each respective period:

(dollars in millions)	2009	2008	Change

Commissions	$2.8	$2.2	$0.6	(a)
General insurance expense	3.5	2.8	0.7	(b)
Taxes, licenses, and fees	(0.3)	0.5	(0.8	)(c)

Total insurance expenses and taxes	$6.0	$5.5	$0.5

(a)	The increase in commissions is primarily related to an increase in trail commissions in 2009.
(b)	The increase in general insurance expenses is primarily due to increased transition and system conversion related expenses.
(c)	The decrease in taxes, licenses and fees is primarily due to a tax refund related to NY franchise taxes.

Segment Information

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

Select financial information by segment for the years ended December 31 is as follows:

(dollars in millions)	Annuity	Life Insurance	Total
2010
Net revenues (a)	$14.2	$5.7	$19.9
Amortization and impairment of VOBA	0.6	0.6	1.2
Policy benefits (net of reinsurance recoveries)	(0.5)	2.3	1.8
Federal income tax benefit	(1.1)	(0.1)	(1.2)
Net income	10.6	1.5	12.1
2009
Net revenues (a)	$9.3	$5.8	$15.1
Amortization and impairment of VOBA	9.2	1.6	10.8
Policy benefits (net of reinsurance recoveries)	1.9	1.4	3.3
Federal income tax expense	0.1	0.6	0.7
Net income (loss)	(7.6)	1.5	(6.2)
2008
Net revenues (a)	$15.5	$8.7	$24.2
Amortization and impairment of VOBA	6.2	2.9	9.0
Policy benefits (net of reinsurance recoveries)	1.0	1.7	2.6
Federal income tax expense (benefit)	(3.0)	0.5	(2.5)
Net income (loss)	(4.0)	1.8	(2.2)

(a)	Management considers interest credited to policyholder liabilities in evaluating net revenues.

The Company is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2010, 2009, or 2008.

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

Results of the Company’s sensitivity analyses are presented to show the estimated sensitivity of net income to various scenarios. For each type of market risk, the analysis shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at the reporting date. For each sensitivity test, the impact of a reasonably possible change in a single factor (or shock) is shown. The analysis considers the interdependency between interest rates and lapse behavior for products sold where there is clear evidence of dynamic lapse behavior. Management action is taken into account to the extent that it is part of the Company’s regular policies and procedures. However, incidental management actions that would require a change in policies and procedures are not considered.

Each sensitivity analysis reflects the extent to which the shock tested would affect management’s critical accounting estimates and judgment in applying the Company’s accounting policies (See Note 1 of the Financial Statements for a description of the critical accounting estimates and judgments). The shock may affect the measurement of assets and liabilities based on assumptions that are not observable in the market as well as market consistent assumptions. For example, a shock in interest rates may lead to changes in the amortization schedule of DAC or to increased impairment losses on equity investments. Although management’s short-term assumption may change if there is a reasonable change in a risk factor, long-term assumptions will generally not be revised unless there is evidence that the movement is permanent. This fact is reflected in the sensitivity analyses provided below.

The sensitivities do not reflect what the net income for the period would have been if risk variables had been different because the analysis is based on the exposures in existence at the reporting date rather than on those that actually occurred during the year. Nor are the results of the sensitivities intended to be an accurate prediction of the Company’s future income. The analysis does not consider all methods available to management to respond to changes in the financial environment, such as changing investment portfolio allocations or adjusting crediting rates. Furthermore, the results of the analysis cannot be extrapolated for wider variations since effects do not tend to be linear. No risk management process can clearly predict future results.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect the value of investments, primarily fixed maturity securities and preferred equity securities. Changes in interest rates have an inverse relationship to the value of investments. The Company manages interest rate risk as part of its asset/liability management strategy. For each portfolio, management monitors the expected changes in assets and liabilities, as produced by the Company’s model, resulting from various interest rate scenarios. Based on these results, management closely matches the duration of insurance liabilities to the duration of assets supporting those liabilities.

The table below shows the interest rates at the end of the last five years:

	2010	2009	2008	2007	2006

3-Month US LIBOR	0.30%	0.25%	1.43%	4.70%	5.36%
10-Year US Treasury	3.38%	3.85%	2.21%	4.03%	4.70%

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

	Estimated Approximate Effects on
Change in Interest Rates: (dollars in millions)	Net Income	Equity

2010
Shift Up of 100 Basis Points	$(0.8)	$(5.2)
Shift Down of 100 Basis Points	$1.0	$5.6

2009
Shift Up of 100 Basis Points	$(0.7)	$(3.7)
Shift Down of 100 Basis Points	$0.6	$3.5

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

Credit Risk

Credit risk represents the loss that the Company would incur if an issuer fails to perform its contractual obligations and the value of the security held has been impaired or is deemed worthless. The Company manages its credit risk by setting investment policy guidelines that assure diversification with respect to investment, issuer, geographic location and credit quality. Management regularly monitors compliance of each investment portfolio’s status with the investment policy guidelines, including timely updates of credit-related securities.

Equity Market Risk

Fluctuations in the equity markets have affected the Company’s profitability, capital position and sales of equity related products in the past and may continue to do so. Exposure to equity markets exists in both assets and liabilities. Asset exposure exists through direct equity investment, where the Company bears all or most of the volatility in returns and investment performance risk. Equity market exposure is also present in insurance contracts for account of policyholders where funds are invested in equities such as variable annuities and life insurance. Although most of the risk remains with the policyholder, lower investment returns can reduce the asset management fee earned by the Company on the asset balance in these products. In addition, some of this business has minimum guarantees.

The table that follows set forth the closing levels of certain major indices at the end of the last five years:

	2010	2009	2008	2007	2006

S&P 500	1,258	1,115	903	1,468	1,418
NASDAQ	2,653	2,269	1,577	2,652	2,415
DOW	11,578	10,428	8,776	13,265	12,463

The sensitivity analysis of net income to change in equity prices is presented in the table below. The sensitivity of net income to changes in equity markets reflects changes in the market value of the Company’s portfolio, changes in DAC amortization and the strengthening of the guaranteed minimum benefits, where applicable. The results of equity sensitivity tests are non-linear. The main reason for this is due to equity options sold to clients that are embedded in some of these products and the more severe scenarios could cause accelerated DAC amortization and guaranteed minimum benefits provisioning, while moderate scenarios may not.

	Estimated Approximate Effect on Net Income
Immediate Change of: (dollars in millions)	2010	2009

Equity Increase of 10%	$0.6	$(0.1)
Equity Increase of 20%	$0.9	$(0.2)

Equity Decrease of 10%	$(0.8)	$0.3
Equity Decrease of 20%	$(1.9)	$0.8

The selection of a 10% and 20% change in the equity markets should not be construed as a prediction of future market events, but rather as an illustration of the potential impact of such an event. The Company’s exposure can change as a result of changes in the Company’s mix of business.

Liquidity Risk

Liquidity risk is inherent in much of the Company businesses. Each asset purchased and liability sold has liquidity characteristics that are unique. Some liabilities are surrenderable while some assets, such as private placements, mortgages loans and limited partnerships have low liquidity. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements, the Company may have difficulty selling these investments at attractive prices, in a timely manner or both.

Underwriting Risk

The Company’s earnings depend significantly upon the extent to which actual claims experience is consistent with the assumptions used in setting the prices for products and establishing the technical liabilities and liabilities for claims. To the extent that actual claims experience is less favorable than the underlying assumptions used in establishing such liabilities, income would be reduced. Furthermore, if these higher claims were part of a permanent trend, the Company may be required to increase liabilities, which could reduce income. In addition, certain acquisition costs related to the sale of new policies and the purchase of policies already in force have been recorded as assets on the balance sheet and are being amortized into income over time. If the assumptions relating to the future profitability of these policies (such as future claims, investment income and expenses) are not realized, the amortization of these costs could be accelerated and may even require write offs due to unrecoverability. This could have a materially adverse effect on the Company’s business, results of operations and financial condition.

Sources of underwriting risk include policy lapses and policy claims such as mortality and expenses. In general, the Company is at risk if policy lapses increase as sometimes the Company is unable to fully recover up front expenses in selling a product despite the presence of commission recoveries or surrender charges and fees. Within variable annuity contracts with certain guarantee benefits, the Company is at risk if policy lapses decrease, as more contracts would remain in force until guaranteed payments are made. For mortality risk, the Company sells certain types of policies that are at risk if mortality increases, such as term life insurance or guaranteed minimum death benefits, and sells certain types of policies that are at risk if mortality decreases (longevity risk) such as certain annuity products. The Company is also at risk if expenses are higher than assumed by management.

The Company monitors and manages its underwriting risk by underwriting risk type. Attribution analysis is performed on earnings and reserve movements in order to understand the source of any material variation in actual results from what was expected. The Company’s units also perform experience studies for underwriting risk assumptions, comparing the Company’s experience to industry experience as well as combining the Company’s experience and industry experience based on the depth of the history of each source to the Company’s underwriting assumptions. The Company also has the ability to reduce expense levels over time, thus mitigating unfavorable expense variation.

Sensitivity analysis of net income to various underwriting risks is shown in the table that follows. The sensitivities represent an increase or decrease of mortality rates over 2010. Increases in mortality rates lead to an increase in the level of benefits and claims on most business. The impact on net income and equity of sales transactions of investments required to meet the higher cash outflow from lapses or deaths are reflected in the sensitivities.

	Estimated Approximate Effect on Net Income
Immediate Change of: (dollars in millions)	2010	2009

20% Increase in Lapse Rates	$(0.0)	$(0.1)
20% Decrease in Lapse Rates	$0.0	$0.1

10% Increase in Mortality Rates	$(0.2)	$(0.2)
10% Decrease in Mortality Rates	$0.2	$0.3

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

Item 9A. Controls and Procedures

a) Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) generally refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by TALNY in the reports that it files or submits under the Exchange Act is accumulated and communicated to TALNY’s management, including TALNY’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. TALNY’s management, with the participation of the President and Chief Financial Officer, have evaluated the effectiveness of the TALNY’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, TALNY’s President and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

b) Management’s annual report on internal control over financial reporting

The term “internal control over financial reporting” (defined in Exchange Act Rule 13a-15(f)) generally refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

TALNY’s management, with the participation of the President and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. TALNY’s management, with the participation of the President and Chief Financial Officer, has conducted an evaluation of the effectiveness of TALNY’s internal control over financial reporting as of December 31, 2010 based on the criteria related to internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, TALNY’s management concluded that the internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of TALNY’s registered public accounting firm regarding internal control over financial reporting because TALNY is a non-accelerated filer.

c) Changes in internal control over financial reporting

During the fiscal quarter ended December 31, 2010, there have been no changes in TALNY’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, TALNY’s internal control over financial reporting.

Item 9B. Other Information

No information is required to be disclosed under this item.

PART III

Information called for by items 10 through 13 of this part is omitted pursuant to General Instruction I. of Form 10-K.

Item 14. Principal Account Fees and Services

Fees Paid to the Registrant’s Independent Auditor

The aggregate fees for professional services rendered by Ernst & Young LLP (“E&Y”) for the audit of TALNY’s Financial Statements in 2010, 2009 and 2008 were:

	2010	2009	2008
Audit (a)	$250,000	$328,000	$400,000

(a)	Audit fees consist of fees for the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on TALNY’s financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating the audit or quarterly review. They also include fees billed for other audit services, which are those services that only the external auditor reasonably can provide, and include statutory audits, comfort letters, services associated with SEC registration statements, periodic reports and other documents filed with the SEC.

Audit Committee Pre-approval Policies and Procedures

TALNY’s Audit Committee is responsible, among other matters, for the oversight of the external auditor. Consistent with SEC rules regarding auditor independence, the Audit Committee has adopted a policy regarding pre-approval of audit and permissible non-audit services provided by our independent auditors (the “Pre-approval Policy”).

Under the Pre-approval Policy, proposed services either:

(i)	may be pre-approved by the Audit Committee without consideration of specific case-by-case services (“general pre-approval”); or

(ii)	require the specific pre-approval of the Audit Committee (“specific pre-approval”). Appendices to the Pre-approval Policy (that are adopted each year) set out the audit, audit-related, tax, and other services that have received the general pre-approval of the Audit Committee. All other audit, audit-related, tax and other services must receive specific pre-approval from the Audit Committee.

During 2010, all services provided to TALNY by E&Y were pre-approved by the Audit Committee in accordance with the Pre-approval policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Exhibits

(1)	The following financial statements of the Registrant are filed as part of this report

a.	Independent Registered Public Accounting Firm Report dated March 25, 2011 (Ernst & Young LLP).

b.	Balance Sheets at December 31, 2010 and 2009.

c.	Statements of Income for the Years Ended December 31, 2010, 2009 and 2008.

d.	Statements of Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008.

e.	Statements of Stockholder’s Equity for the Years Ended December 31, 2010, 2009 and 2008.

f.	Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.

g.	Notes to Financial Statements for the Years Ended December 31, 2010, 2009 and 2008.

(2)	Not applicable.

(3)	The following exhibits are filed as part of this report:

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

3.2	Certificate of Amendment of the Charter of ML Life Insurance Company of New York. (Incorporated by Reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed August 12, 2010.)

3.3	By-Laws of Transamerica Advisors Life Insurance Company of New York. (Incorporated by Reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed August 12, 2010.)

4.1	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.2	Modified Guaranteed Annuity Contract Application. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.3	Qualified Retirement Plan Endorsement. (Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.4	IRA Endorsement. (Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.5	Company Name Change Endorsement. (Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

4.6	IRA Endorsement, MLNY009 (Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994).

4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94. (Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94. (Incorporation by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc. (Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation. (Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.)

10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.)

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(k) to Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.)

10.12	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.)

10.13	Non-Affiliated Broker-Dealer Wholesaling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.)

10.14	Selling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.)

10.15	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed August 17, 2007.)

10.16	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.)

10.17	Principal Underwriting Agreement between Transamerica Capital, Inc. and ML Life Insurance Company of New York (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562,33-60288, 333-48983, and 333-133224, filed March 26, 2009.)

10.18	Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company of New York is filed herewith.

10.19	Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York is filed herewith.

24.1	Powers of Attorney for Frank A. Camp, Eric J. Martin, William Brown, Jr., Steven E. Frushtick, and John T. Mallett. (Incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, Nos. 34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2010.)

24.2	Powers of Attorney for Peter P. Post, Thomas A. Swank, and Marc Cahn are filed herewith.

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

Management Report on Internal Control over Financial Reporting

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for TALNY to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of internal control over financial reporting effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

[ERNST & YOUNG LLP]

Report of Independent Registered Public Accounting Firm

The Board of Directors

Transamerica Advisors Life Insurance Company of New York

We have audited the accompanying balance sheets of Transamerica Advisors Life Insurance Company of New York as of December 31, 2010 and 2009, and the related statements of income, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transamerica Advisors Life Insurance Company of New York at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in response to new accounting standards, the Company changed its method of accounting for other-than-temporary impairments effective April 1, 2009.

/s/ Ernst & Young LLP

Des Moines, Iowa

March 25, 2011

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

	December 31
(dollars in thousands, except share data)	2010	2009

ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2010 - $137,198; 2009 - $109,621)	$145,547	$112,792
Fixed maturity trading securities	1,295	1,135
Equity available-for-sale securities, at estimated fair value (cost: 2010 - $80; 2009 - $80)	66	57
Policy loans	58,839	63,045

Total investments	205,747	177,029

Cash and cash equivalents	28,617	49,423
Accrued investment income	3,159	2,706
Deferred policy acquisition costs	364	360
Deferred sales inducements	133	130
Value of business acquired	29,639	30,982
Goodwill	500	500
Federal income taxes - current	113	—
Reinsurance receivables	171	1,782
Receivable for investments sold - net	13	65
Other assets	3,498	2,624
Separate Accounts assets	636,012	644,149

Total Assets	$907,966	$909,750

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$115,096	$125,329
Future policy benefits	17,439	18,486
Claims and claims settlement expenses	3,359	1,918

Total policyholder liabilities and accruals	135,894	145,733

Other policyholder funds	594	157
Federal income taxes - current	—	368
Federal income taxes - deferred	1,317	618
Affiliated payables - net	148	235
Other liabilities	839	932
Separate Accounts liabilities	636,012	644,149

Total Liabilities	774,804	792,192

Stockholder’s Equity
Common stock ($10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	128,638	128,638
Accumulated other comprehensive income, net of taxes	5,549	2,050
Retained deficit	(3,225)	(15,330)

Total Stockholder’s Equity	133,162	117,558

Total Liabilities and Stockholder’s Equity	$907,966	$909,750

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands)	2010	2009	2008

Revenues
Policy charge revenue	$14,586	$14,774	$18,531
Net investment income	10,450	9,900	11,066
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	(212)	(942)	(520)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	164	—	—
Portion of other-than-temporary impairments previously recognized in other comprehensive income	—	33	—

Net other-than-temporary impairment losses on securities recognized in income	(48)	(909)	(520)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	914	(2,054)	1,302

Net realized investment gains (losses)	866	(2,963)	782

Total Revenues	25,902	21,711	30,379

Benefits and Expenses
Interest credited to policyholder liabilities	6,040	6,597	6,180
Policy benefits (net of reinsurance recoveries: 2010 - $440; 2009 - $61; 2008 - $496)	1,817	3,278	2,625
Reinsurance premium ceded	707	383	1,404
Amortization of deferred policy acquisition costs	2	117	31
Amortization and impairment of value of business acquired	1,246	10,800	9,025
Amortization of other intangibles	—	—	368
Impairment charges	—	—	9,879
Insurance expenses and taxes	5,192	5,980	5,544

Total Benefits and Expenses	15,004	27,155	35,056

Income (Loss) Before Taxes	10,898	(5,444)	(4,677)

Federal Income Tax Expense (Benefit)
Current	20	561	—
Deferred	(1,227)	176	(2,464)

Federal Income Tax Expense (Benefit)	(1,207)	737	(2,464)

Net Income (Loss)	$12,105	$(6,181)	$(2,213)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(dollars in thousands)	2010	2009	2008

Net Income (Loss)	$12,105	$(6,181)	$(2,213)

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains arising during the period	5,990	12,600	(12,246)
Reclassification adjustment for (gains) losses included in net income	(478)	2,629	—

	5,512	15,229	(12,246)

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	(164)	—	—
Change in previously recognized unrealized other-than-temporary impairments	23	79	—
Reclassification adjustment for other-than-temporary impairments included in net income	—	(33)	—

	(141)	46	—

Adjustments
Policyholder liabilities	119	333	(83)
Deferred policy acquisition costs	—	38	(38)
Value of business acquired	(65)	392	(454)
Deferred federal income taxes	(1,926)	(5,591)	4,488

	(1,872)	(4,828)	3,913

Total other comprehensive income (loss), net of taxes	3,499	10,447	(8,333)

Comprehensive Income (Loss)	$15,604	$4,266	$(10,546)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

	For the Years Ended December 31,
(dollars in thousands)	2010	2009	2008

Common Stock	$2,200	$2,200	$2,200

Additional Paid-in Capital	$128,638	$128,638	$128,638

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	$2,050	$(8,333)	$—
Total other comprehensive income (loss), net of taxes	3,499	10,447	(8,333)
Cumulative effect of adoption of other-than-temporary impairment guidance	—	(64)	—

Balance at end of year	$5,549	$2,050	$(8,333)

Retained Earnings (Deficit)
Balance at beginning of year	$(15,330)	$(9,213)	$—
Net income (loss)	12,105	(6,181)	(2,213)
Cumulative effect of adoption of other-than-temporary impairment guidance	—	64	—
Cash dividend paid to AEGON USA, LLC	—	—	(7,000)

Balance at end of year	$(3,225)	$(15,330)	$(9,213)

Total Stockholder’s Equity	$133,162	$117,558	$113,292

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(dollars in thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$12,105	$(6,181)	$(2,213)
Adjustment to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Changes in:
Deferred policy acquisition costs	(4)	51	(411)
Deferred sales inducements	(3)	35	(165)
Value of business acquired	1,246	10,800	9,025
Other intangibles	—	—	368
Benefit reserves	(1,729)	(598)	(1,290)
Federal income tax accruals	(1,708)	1,986	(3,178)
Claims and claims settlement expenses	1,441	(178)	(2,522)
Other policyholder funds	437	(47)	(785)
Other operating assets and liabilities, net	156	1,968	1,091
Amortization (accretion) of investments	55	(188)	(64)
Impairment charges	—	—	9,879
Interest credited to policyholder liabilities	6,040	6,597	6,180
Net increase in fixed maturity trading securities	(160)	—	—
Net realized investment (gains) losses	(866)	2,963	(782)

Net cash and cash equivalents provided by operating activities	17,010	17,208	15,133

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	34,285	28,544	32,068
Maturities of available-for-sale securities	9,025	12,358	36,215
Purchases of available-for-sale securities	(69,238)	(24,370)	(95,749)
Net settlements on futures contracts	(806)	(1,849)	1,273
Policy loans on insurance contracts, net	4,206	4,342	1,778
Other	183	—	—

Net cash and cash equivalents provided by (used in) investing activities	(22,345)	19,025	(24,415)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	596	2,907	9,090
Policyholder withdrawals	(16,067)	(19,690)	(23,241)
Cash dividend paid to AEGON USA, LLC	—	—	(7,000)

Net cash and cash equivalents used in financing activities	(15,471)	(16,783)	(21,151)

Net increase (decrease) in cash and cash equivalents (1)	(20,806)	19,450	(30,433)
Cash and cash equivalents, beginning of year	49,423	29,973	60,406

Cash and cash equivalents, end of year	$28,617	$49,423	$29,973

(1)	Included in net increase (decrease) in cash and cash equivalents is interest received (2010 - $2; 2009 - $0; 2008 - $6); interest paid (2010 - $2; 2009 - $1; 2008 - $9); federal income taxes paid (2010 - $805; 2009 - $100; 2008 - $1,443); and federal income taxes received (2010 - $307; 2009 - $1,350; 2008 - $729)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

NOTES TO FINANCIAL STATEMENTS

(Dollars in Thousands)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Transamerica Advisors Life Insurance Company of New York (“TALNY” or the “Company”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). Prior to July 1, 2010, the Company was known as ML Life Insurance Company of New York (“MLLICNY”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, general insurance and limited banking operations in a number of these countries. Prior to December 28, 2007, the Company was an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“ML&Co”).

The Company is a life insurance company, who conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. The Company is domiciled in the State of New York and is currently licensed to sell insurance and annuities in nine states. During 2009, the Company, in addition to no longer issuing life insurance products, ceased issuing variable annuity and market value adjusted annuity products.

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

Investments

Fixed maturity and equity securities

The Company’s investments consist of fixed maturity and equity securities that are classified as available-for-sale (“AFS”) which are reported at estimated fair value. In addition, the Company holds fixed maturity securities which contain a conversion to equity feature, which is considered an embedded derivative. These fixed maturity securities have been classified as trading and are reported at estimated fair value. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. The Company’s valuation policy dictates that publicly available prices are initially sought from several third party pricing services. In the event that pricing is not available from these services, those securities are submitted to brokers to obtain quotes. Lastly, securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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

Changes in the fair value of fixed maturity and equity securities deemed AFS are reported as a component of accumulated other comprehensive income (loss), net of taxes on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when credit-related declines in estimated fair value are deemed other-than-temporary. Changes in fair value of fixed maturity securities deemed trading are reported as a component of net investment income.

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

For equity securities, once management determines a decline in the value of an AFS security is other-than-temporary, the cost basis of the equity security is reduced to its fair value, with a corresponding charge to earnings.

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

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”) and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Accounts performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. See Note 4 to the Financial Statements for further discussion.

DAC

Policy acquisition costs for variable annuities are deferred and amortized based on the estimated future gross profits for each group of contracts. Policy acquisition costs are principally commissions and a portion of certain other expenses relating to policy acquisition, underwriting and issuance that are primarily related to and vary with the production of new business. Insurance expenses and taxes reported in the Statements of Income are net of amounts deferred. Policy acquisition costs can also arise from the acquisition or reinsurance of existing inforce policies from other insurers. These costs include ceding commissions and professional fees related to the reinsurance assumed. The deferred costs are amortized in proportion to the estimated future gross profits over the anticipated life of the acquired insurance contracts utilizing an interest methodology.

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

At December 31, 2010 and 2009, variable annuities accounted for the Company’s entire DAC asset. See Note 4 to the Financial Statements for further discussion.

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

The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At December 31, 2010 and 2009, variable annuities accounted for the Company’s entire DSI asset. See Note 4 to the Financial Statements for further discussion.

The short-term equity growth rate and the long-term growth rate for the amortization of VOBA, DAC and DSI were as follows:

	December 31,
	2010	2009	2008

Gross short-term equity growth rate for five years	9.00%	7.25%	15.00%

Gross long-term growth rate	9.00%	9.00%	9.00%

Other Intangibles

Other intangible assets were comprised of a distribution agreement, a trade name and a non-compete agreement. At December 31, 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co distribution channel instead of continuing to sell new variable annuities on the Company. As a result of this decision, an impairment charge was taken for the entire unamortized other intangible balance at December 31, 2008. Prior to December 31, 2008, the trade name and the non-compete agreements were amortized on a straight-line basis over their useful life of five years. The distribution intangible was amortized over the expected economic benefit period and at a pace consistent with the expected future gross profit streams generated from the distribution agreement, which was thirty years. The entire asset amount had been allocated to annuities. See Note 4 to the Financial Statements for further discussion.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. At December 31, 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co distribution channel instead of continuing to sell new variable annuities on the Company. As a result of this decision, an impairment charge was taken for the majority of the goodwill balance except for the amount related to the Company’s state licenses at December 31, 2008. See Note 4 to the Financial Statements for further discussion.

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

	2010	2009
Interest-sensitive life products	4.00%	4.00%
Interest-sensitive deferred annuities	3.00% - 6.15%	3.00% - 6.80%

These rates may be changed at the option of the Company after initial guaranteed rates expire, unless contracts are subject to minimum interest rate guarantees.

Future Policy Benefits

The Company’s liability for future policy benefits consists of liabilities for immediate annuities and liabilities for certain guaranteed benefits contained in the variable insurance products the Company manufactures. Liabilities for immediate annuities are equal to the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment generally depends on policyholder mortality. Liabilities for guaranteed benefits for variable annuity and life insurance contracts are discussed in more detail in Note 5 of the Financial Statements.

Interest rates used in establishing such liabilities are as follows:

	2010	2009
Interest rates used for liabilities	2.55% - 5.75%	2.55% - 5.75%

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

Recent Accounting Guidance

Current Adoption of Recent Accounting Guidance

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures

The Company adopted guidance (Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements) which included new disclosures and clarifications of existing disclosures about fair value measurements for the period ended March 31, 2010. The guidance requires disclosure of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and reasons for the transfers. Additionally, the ASU clarifies the level of disaggregation for fair value disclosures, requiring disclosures for each class of assets and liabilities. The guidance clarified that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The adoption required updates to the Company’s financial statement disclosures, but did not impact the Company’s results of operations or financial position.

ASC 310, Receivables

The Company adopted guidance (ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses) which requires new and expanded financial statement disclosures for the period ended December 31, 2010. An entity is required to provide qualitative and quantitative disclosures about the allowance for credit losses, credit quality, impaired loans, modifications, and nonaccrual and past due financing receivables. In addition, the disclosures must be disaggregated by portfolio segment or class of financing receivable based on how a company develops its allowance for credit losses and how it manages its credit exposure. The adoption required updates to the Company’s financial statement disclosures, but did not impact the Company’s results of operations or financial position.

Accounting Guidance Adopted in 2009

ASC 105, Generally Accepted Accounting Principles

The Company adopted guidance that established the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities for the period ended September 30, 2009. All guidance contained in the Codification carries an equal level of authority. The adoption required updates to the Company’s financial statement disclosures, but did not impact the Company’s results of operations or financial position.

ASC 320, Investments —Debt and Equity Securities

The Company adopted guidance that made other-than-temporary impairment (“OTTI”) guidance for debt securities more operational and improved the presentation and disclosure of OTTI on debt and equity securities in the financial statements for the period ended June 30, 2009. The adoption resulted in a net increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $64 at June 30, 2009.

ASC 820, Fair Value Measurements and Disclosures

•

The Company adopted guidance on measuring the fair value of certain alternative investments (i.e., investments in hedge funds, private equity funds, venture capital funds, offshore fund vehicles, funds of funds, and real estate funds) for the period ended December 31, 2009 (ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)). The adoption did not have a material impact on the Company’s financial statements.

•

The Company adopted guidance, for the period ended December 31, 2009, which clarified that when a quoted price in an active market for an identical liability is not available, an entity should measure fair value using one of the following approaches that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs: a) a valuation technique that uses the quoted price of the identical liability when traded as an asset; b) a valuation technique that uses quoted prices for similar liabilities or similar liabilities when traded as assets; or c) another valuation technique that is consistent with fair value measurement guidance (e.g., income approach or a market approach) (ASU 2009-05, Measuring Liabilities at Fair Value). The adoption did not have a material impact on the Company’s financial statements.

•

The Company adopted guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly for the period ended June 30, 2009. The guidance provides a list of factors that an entity should consider when determining whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to normal market activity for that asset or liability. The guidance also requires interim disclosures of the inputs and valuation techniques used to measure fair value and disclosure of any changes to those inputs and valuation techniques during the period. The adoption did not have a material impact on the Company’s financial statements.

•

The Company adopted guidance requiring disclosures about fair value of financial instruments in interim reporting periods as well as annual periods for the period ended June 30, 2009. The guidance requires an entity to disclose the methods and significant assumptions used to estimate fair value of financial instruments and to describe changes, if any, to those methods and assumptions during the period. The adoption affected disclosures but did not impact the Company’s results of operations or financial position.

ASC 855, Subsequent Events

The Company adopted guidance that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued for the period ended June 30, 2009. In addition, the Company adopted revised guidance as of the period ended December 31, 2009, which eliminated the requirement for entities that file or furnish financial statements to the Securities Exchange Commission (“SEC”) to disclose the date through which subsequent events have been evaluated. The adoption did not impact the Company’s results of operations or financial position.

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

ASC 944, Financial Services - Insurance

•

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

•

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

ASC 350, Intangibles—Goodwill and Other

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which requires entities with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. The guidance is effective for impairment tests performed during entities’ fiscal years, and interim periods within those years, that begin after December 15, 2010. The Company will adopt the guidance on January 1, 2011 and does not expect this to have a material impact to the Company’s results of operations and financial position.

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

The Company recognizes transfers between levels as of the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$—	$106,361	$—	$106,361
Asset-backed securities	—	4,434	—	4,434
Commercial mortgage-backed securities	—	27,232	—	27,232
Residential mortgage-backed securities	—	1,202	—	1,202
Government and government agencies
United States	2,936	—	—	2,936
Foreign	2,401	981	—	3,382

Total fixed maturity AFS securities (a)	5,337	140,210	—	145,547
Fixed maturity trading securities - corporate securities (a)	—	1,295	—	1,295
Equity securities - banking securities (a)	—	66	—	66
Cash equivalents (b)	—	29,722	—	29,722
Separate Accounts assets (c)	636,012	—	—	636,012

Total assets	$641,349	$171,293	$—	$812,642

Liabilities
Future policy benefits (embedded derivatives only) (d)	$—	$—	$(4,973)	$(4,973)

Total liabilities	$—	$—	$(4,973)	$(4,973)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$—	$64,349	$—	$64,349
Asset-backed securities	—	4,998	2,216	7,214
Commercial mortgage-backed securities	—	25,528	—	25,528
Residential mortgage-backed securities	—	9,115	—	9,115
Government and government agencies
United States	3,134	—	—	3,134
Foreign	2,193	1,259	—	3,452

Total fixed maturity AFS securities (a)	5,327	105,249	2,216	112,792
Fixed maturity trading securities - corporate securities (a)	—	1,135	—	1,135
Equity securities - banking securities (a)	—	57	—	57
Cash equivalents (b)	—	47,114	—	47,114
Separate Accounts assets (c)	644,149	—	—	644,149

Total assets	$649,476	$153,555	$2,216	$805,247

Liabilities
Future policy benefits (embedded derivatives only) (d)	$—	$—	$(4,482)	$(4,482)

Total liabilities	$—	$—	$(4,482)	$(4,482)

(a)	Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasury and U.S. Government Agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Level 2 securities include fixed maturity securities and preferred stock for which the Company utilized pricing services and corroborated broker quotes. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes.
(b)	Cash equivalents are primarily valued at amortized cost, which approximates fair value. Operating cash is not included in the abovementioned table.
(c)	Separate Accounts assets are carried at the net asset value provided by the fund managers.
(d)	The Company issued contracts containing guaranteed minimum withdrawal benefits riders (“GMWB”) and obtained reinsurance on guaranteed minimum income benefit riders (“GMIB reinsurance”). GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host variable annuity contract. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed rider fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, their fair values are determined using stochastic techniques under a variety of market return, discount rates and actuarial assumptions. Since many of the assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 of the fair value hierarchy.

During 2010, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at December 31, 2010 and 2009:

	December 31,
Fixed maturity AFS securities	2010	2009
Balance at beginning of period (a)	$2,216	$5,108

Change in unrealized gains (losses) (b)	22	(125)
Sales	(29)	(432)
Transfers into Level 3	—	2,768
Transfers out of Level 3	(2,213)	(5,108)
Changes in valuation (c)	4	5

Balance at end of period (a)	$—	$2,216

(a)	Recorded as a component of fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss).
(c)	Recorded as a component of net investment income in the Statements of Income.

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease in Level 3 securities at December 31, 2010 and 2009 is primarily due to an increase in market activity and availability of market observable data (Level 2).

The Company’s Level 3 liabilities (assets) consist of provisions for GMWB and GMIB reinsurance. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed rider fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions.

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

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P 500 index (expressed as a spot rate) was 24.8% at December 31, 2010 and 25.3% at December 31, 2009. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance

Balance at beginning of period (b)	$1,263	$(5,745)	$4,270	$(7,449)

Changes in interest rates (a)	527	(799)	(1,377)	1,212
Changes in equity markets (a)	28	315	(1,665)	1,230
Other (a)	(1,289)	727	35	(738)

Balance at end of period (b)	$529	$(5,502)	$1,263	$(5,745)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During 2010, the decrease in the GMWB and GMIB reinsurance reserves was principally driven by a decline in risk neutral rates and updated policyholder behavior assumptions partially offset by improved equity markets. In 2009, the change in GMWB and GMIB reinsurance was driven by the increase in risk neutral rates, improved equity markets, and policyholder behavior assumption updates, slightly offset by a lower credit spread.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at December 31, 2010 and 2009 were:

	December 31, 2010
	Amortized Cost/Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities	$100,552	$6,198	$(389)	$106,361
Asset-backed securities	4,286	148	—	4,434
Commercial mortgage-backed securities	24,859	2,373	—	27,232
Residential mortgage-backed securities	1,320	23	(141)	1,202
Government and government agencies
United States	2,986	58	(108)	2,936
Foreign	3,195	275	(88)	3,382

Total fixed maturity AFS securities	$137,198	$9,075	$(726)	$145,547

Equity securities - preferred stocks
Banking securities	$80	$—	$(14)	$66

Total equity securities	$80	$—	$(14)	$66

	December 31, 2009
	Amortized Cost/Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities	$60,896	$3,609	$(156)	$64,349
Asset-backed securities	7,179	240	(205)	7,214
Commercial mortgage-backed securities	25,788	363	(623)	25,528
Residential mortgage-backed securities	9,024	331	(240)	9,115
Government and government agencies
United States	3,194	1	(61)	3,134
Foreign	3,540	92	(180)	3,452

Total fixed maturity AFS securities	$109,621	$4,636	$(1,465)	$112,792

Equity securities - preferred stocks
Banking securities	$80	$—	$(23)	$57

Total equity securities	$80	$—	$(23)	$57

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI -OTTI.

Excluding investments in United States government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at December 31, 2010 and 2009 were:

	December 31, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$132,510	$140,665	$104,663	$107,939
Below investment grade	4,688	4,882	4,958	4,853

Total fixed maturity AFS securities	$137,198	$145,547	$109,621	$112,792

At December 31, 2010 and 2009, the estimated fair value of fixed maturity securities rated BBB- were $11,174 and $3,718, respectively, which is the lowest investment grade rating given by Standard & Poor’s (“S&P”).

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2010 and 2009 by contractual maturities were:

	December 31, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$415	$417	$4,486	$4,511
Due after one year through five years	30,148	31,240	18,774	19,517
Due after five years through ten years	65,964	70,502	37,584	40,129
Due after ten years	10,206	10,520	6,785	6,777

	106,733	112,679	67,629	70,934
Mortgage-backed securities and other asset-backed securities	30,465	32,868	41,992	41,858

Total fixed maturity AFS securities	$137,198	$145,547	$109,621	$112,792

In the preceding table fixed maturity securities not due at a single maturity date, have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company had investment securities with an estimated fair value of $951 and $909 that were deposited with insurance regulatory authorities at December 31, 2010 and 2009, respectively.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009 were as follows:

	December 31, 2010
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$9,862	$10,238	$(376)
Residential mortgage-backed securities	3	3	—
Government and government agencies - United States	921	1,029	(108)

Total fixed maturity and equity securities	10,786	11,270	(484)

Greater than one year
Fixed maturity AFS securities
Corporate securities	771	784	(13)
Residential mortgage-backed securities	812	953	(141)
Government and government agencies - foreign	373	461	(88)
Equity securities - banking securities	66	80	(14)

Total fixed maturity and equity securities	2,022	2,278	(256)

Total fixed maturity and equity securities	$12,808	$13,548	$(740)

	December 31, 2009
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$998	$998	$—
Residential mortgage-backed securities	35	35	—
Government and government agencies
United States	1,883	1,883	—
Foreign	2,193	2,281	(88)

Total fixed maturity and equity securities	5,109	5,197	(88)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	281	315	(34)
Asset-backed securities	653	690	(37)
Government and government agencies - United States	1,000	1,061	(61)

Total fixed maturity and equity securities	1,934	2,066	(132)

Greater than one year
Fixed maturity AFS securities
Corporate securities	3,138	3,260	(121)
Asset-backed securities	1,563	1,731	(168)
Commercial mortgage-backed securities	5,955	6,579	(624)
Residential mortgage-backed securities	908	1,148	(240)
Government and government agencies - foreign	368	459	(91)
Equity securities - banking securities	57	80	(23)

Total fixed maturity and equity securities	11,989	13,257	(1,268)

Total fixed maturity and equity securities	$19,031	$20,520	$(1,488)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 11 and 29 at December 31, 2010 and 2009, respectively.

At December 31, 2010 there were no securities whose fair value had declined below amortized cost by greater than 20%. At December 31 2009, the estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% was as follows:

	December 31, 2009
	Estimated Fair Value	Gross Unrealized Losses/OTTI (1)	Number of Securities
Decline > 20%
Greater than one year	$2,407	$(714)	4

Total	$2,407	$(714)	4

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Unrealized gains (losses) incurred during the year ended December 31, 2010 and 2009 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. As the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.

The components of net unrealized gain (loss) and OTTI included in accumulated other comprehensive income, net of taxes, at December 31, 2010 and 2009 was as follows:

	December 31,
	2010	2009
Assets
Fixed maturity securities	$8,349	$2,987
Equity securities	(14)	(23)
VOBA	(127)	(62)

	8,208	2,902

Liabilities
Policyholder account balances	369	251
Federal income taxes - deferred	(3,028)	(1,103)

	(2,659)	(852)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$5,549	$2,050

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

Policy Loans

Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at December 31, 2010 and 2009 was $58,839 and $63,045, respectively. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

Derivatives

The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. At December 31, 2010, the Company had 20 outstanding short futures contracts with a notional value of $6,265. At December 31, 2009, the Company had 20 outstanding short futures contracts with a notional value of $5,554.

Net Investment Income

Net investment income by source for the years ended December 31 was as follows:

	2010	2009	2008
Fixed maturity AFS securities	$7,530	$6,643	$6,215
Fixed maturity trading securities	64	88	111
Policy loans	3,001	3,180	3,279
Cash and cash equivalents	46	178	1,638
Equity securities	4	12	38
Other	5	—	—

Gross investment income	10,650	10,101	11,281
Less investment expenses	(200)	(201)	(215)

Net investment income	$10,450	$9,900	$11,066

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the years ended December 31 were as follows:

	2010	2009	2008
Proceeds	$34,285	$28,544	$32,068
Gross realized investment gains	1,840	564	461
Gross realized investment losses	(87)	(735)	(481)

Proceeds on AFS securities sold at a realized loss	2,599	7,878	18,277

Net realized investment gains (losses) for the years ended December 31 were as follows:

	2010	2009	2008
Fixed maturity securities	$1,704	$(904)	$(628)
Equity securities	—	(177)	(15)
Derivatives	(806)	(1,849)	1,273
Associated amortization expense of VOBA	(32)	(33)	152

Net realized investment gains (losses)	$866	$(2,963)	$782

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

The Company adopted revised guidance for the recognition and presentation of OTTI in 2009. As permitted by the guidance, the Company recorded an increase of $64 to the opening balance of retained earnings with a corresponding decrease to accumulated OCI on the Statement of Stockholder’s Equity to reclassify the non credit portion of previously other-than-temporarily impaired available-for-sale securities held at April 1, 2009. The following summarizes the components for this cumulative effect adjustment:

	Unrealized OTTI on Available- For-Sale Securities	Net Unrealized Loss on Available- For-Sale Securities	Total Cumulative Effect Adjustment in OCI
Increase in amortized cost of available-for-sale securities	$70	$131	$201
Change in VOBA	—	(102)	(102)
Income tax	(24)	(11)	(35)

Net cumulative effect adjustment	$46	$18	$64

The cumulative effect adjustment was calculated for all available-for-sale securities held at April 1, 2009, for which an OTTI was previously recognized, but at April 1, 2009, the Company did not intend to sell the security and it was not more likely than not that the Company would be required to sell the security before recovery of its amortized cost, by comparing the present value of cash flows expected to be received at April 1, 2009, to the amortized cost basis of the available-for-sale securities. The discount rate used to calculate the present value of the cash flows expected to be collected was the rate for each respective available-for-sale security in effect before recognizing any OTTI. In addition, because the carrying amounts of VOBA are adjusted for the effects of realized and unrealized gains and losses on available-for-sale securities, the Company recognized a true-up to the VOBA balances for this cumulative effect adjustment.

The following table summarizes the increase to the amortized cost of the available-for-sale securities as of April 1, 2009, resulting from the recognition of the cumulative effect adjustment:

Fixed maturity securities
Corporate securities	$200
Government and government agencies - United States	1

Total fixed maturity securities	$201

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts for the years ended December 31:

	2010	2009
Balance at beginning of period	$—	$—
Credit losses remaining in retained earnings related to adoption of revised guidance on OTTI (ASC 320)	—	69
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	—	(69)
Credit loss impairment recognized in the current period on securities not previously impaired	48	—
Accretion of credit loss impairments previously recognized	(23)	(2)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	(1)
Accretion previously recognized on securities which matured, paid down, prepaid or were sold during the period	—	3

Balance at end of period	$25	$—

The components of OTTI reflected in the Statements of Income for the years ended December 31 was as follows:

	December 31, 2010			December 31, 2009
	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$212	$164	$48	$909	$—	$909
VOBA	—	—	—	—	—	—

Net OTTI Losses	$212	$164	$48	$909	$—	$909

For the year ended December 31, 2010, the Company recorded impairment losses of $48 with no VOBA amortization. The impairment losses were principally the result of the Company impairing its holding of a 2005 vintage residential mortgage-backed security in the second quarter due to an adverse change in cash flows. For the year ended December 31, 2009, the Company recorded impairment losses of $909 with no VOBA amortization. Included in the 2009 impairment losses was $70 related to the non credit impairments previously recorded in income during the first quarter of 2009 prior to adoption of the revised OTTI guidance. For the year ended December 31, 2008, the Company recorded gross impairments of $606 and associated VOBA amortization of $106.

Note 4. VOBA, DAC, DSI, Other Intangibles and Goodwill

VOBA

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

The short-term equity growth rate and the long-term growth rate for the amortization of VOBA, DAC and DSI were as follows:

	December 31,
	2010	2009	2008

Gross short-term equity growth rate for five years	9.00%	7.25%	15.00%

Gross long-term growth rate	9.00%	9.00%	9.00%

The change in the carrying amount of VOBA for the years ended December 31 was as follows:

	2010	2009
Balance at beginning of year	$30,982	$41,525

Amortization expense	(1,816)	(3,116)
Unlocking	570	(519)
Impairment charge	—	(7,165)
Adjustment related to realized (gains) losses on investments and OTTI	(32)	(33)
Adjustment related to unrealized (gains) losses and OTTI on investments	(65)	290

Balance at end of year	$29,639	$30,982

Overall positive gross profits in 2010 and 2009 resulted in amortization expense. Favorable unlocking during 2010 was primarily driven by the favorable equity market in the latter half of the year, while in 2009 poor equity market performance during the first quarter resulted in unfavorable unlocking. In addition, during 2009, an impairment charge was recorded as estimated future gross profits were less than the unamortized balance at March 31, 2009.

The estimated future amortization of VOBA from 2011 to 2015 is as follows:

2011	$2,582
2012	$2,347
2013	$2,277
2014	$2,189
2015	$2,048

DAC and DSI

The carrying amount of DAC and DSI for the years ended December 31 was as follows:

	DAC	DSI
Balance, January 1, 2009	$373	$165

Capitalization	65	5
Amortization expense	(139)	(53)
Unlocking	22	13
Adjustment related to unrealized gains and OTTI on investments	39	—

Balance, December 31, 2009	360	130

Capitalization	7	5
Amortization expense	(10)	(3)
Unlocking	7	1

Balance, December 31, 2010	$364	$133

Other intangibles and Goodwill

Other intangibles were comprised of a distribution agreement, the trade name and the non-compete agreement. At December 31, 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co distribution channel instead of continuing to sell new variable annuities on the Company. As a result of this decision, an impairment charge was taken for the entire unamortized other intangible balance ($6,783) and the majority of the goodwill balance ($3,096) except for the amount related to the Company’s state licenses at December 31, 2008.

Note 5. Variable Contracts Containing Guaranteed Benefits

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

•

In general, contracts containing GMIB provisions provide the option to receive a guaranteed future income stream upon annuitization. There is a waiting period of ten years from contract issue that must elapse before the GMIB provision can be exercised.

•

Contracts containing GMWB provisions provide the contract owner the ability to withdraw minimum annual payments regardless of the impact of market performance on the contract owner’s account value. In general, withdrawal percentages are based on the contract owner’s age at the time of the first withdrawal.

The Company had the following variable annuity contracts containing guaranteed benefits at December 31:

2010	GMDB	GMIB	GMWB
Net amount at risk (a)	$46,702	$155	$3,207

Average attained age of contract owners	71	63	75

Weighted average period remaining until expected annuitization	n/a	4.1 yrs	n/a

2009
Net amount at risk (a)	$84,102	$337	$4,871

Average attained age of contract owners	71	62	73

Weighted average period remaining until expected annuitization	n/a	4.0 yrs	n/a

(a)	Net amount at risk for GMDB is defined as the current GMDB in excess of the contract owners’ account balance at the Balance Sheet date. Net amount at risk for GMIB is defined as the present value of the minimum guaranteed annuity payments available to the contract owner in excess of the contract owners’ account balance at the Balance Sheet date. Net amount at risk for GMWB is defined as the present value of the minimum guaranteed withdrawals available to the contract owner in excess of the contract owners’ account balance at the Balance Sheet date.

The Company records liabilities for contracts containing GMDB and GMIB as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income. The GMDB and GMIB liabilities are determined by projecting future expected guaranteed benefits under multiple scenarios for returns on Separate Accounts assets. The Company uses estimates for mortality and policyholder behavior assumptions based on actual and projected experience for each contract type. These estimates are consistent with the estimates used in the calculation of DAC. The Company regularly evaluates the estimates used and adjusts the GMDB and/or GMIB liability balances with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that earlier assumptions should be revised.

The changes in the variable annuity GMDB and GMIB liabilities for the years ended December 31 were as follows:

	GMDB	GMIB
Balance, January 1, 2009	$497	$1,117

Guaranteed benefits incurred	2,301	1,262
Guaranteed benefits paid	(2,488)	—
Unlocking	(3)	167

Balance, December 31, 2009	307	2,546

Guaranteed benefits incurred	2,078	1,088
Guaranteed benefits paid	(1,616)	—
Unlocking	(759)	(1,621)

Balance, December 31, 2010	$10	$2,013

During 2010, the decrease in the GMDB and GMIB liabilities was primarily due to the favorable equity market movements which resulted in favorable unlocking. During 2009, the small decline in the GMDB liability was primarily due to equity market improvements partially offset by revisions to policyholder behavior assumptions. During 2009, the increase in the GMIB liability was primarily due to revisions to policyholder behavior assumptions partially offset by the favorable impact of improved equity markets in the latter half of 2009.

At December 31, contract owners’ account balances by mutual fund class by guaranteed benefit provisions were comprised as follows:

	Equity	Bond	Balanced	Money Market	Other	Total
2010
GMDB only	$158,414	$59,994	$42,827	$14,411	$871	$276,517
GMDB and GMIB	82,019	21,869	27,209	3,498	3,507	138,102
GMDB and GMWB	9,158	1,875	4,173	27	1,248	16,480
GMWB only	10,041	2,031	3,883	182	1,652	17,789
GMIB only	4,749	411	1,021	49	367	6,598
No guaranteed benefit	1,544	878	1,739	218	284	4,663

Total	$265,925	$87,058	$80,852	$18,385	$7,929	$460,149

2009
GMDB only	$159,327	$63,585	$42,961	$18,679	$155	$284,707
GMDB and GMIB	82,236	22,879	25,241	4,378	1,030	135,764
GMDB and GMWB	10,395	1,979	4,567	25	167	17,133
GMWB only	10,972	2,066	4,269	223	270	17,800
GMIB only	4,117	941	1,276	46	84	6,464
No guaranteed benefit	1,957	721	1,515	222	39	4,454

Total	$269,004	$92,171	$79,829	$23,573	$1,745	$466,322

Variable Life Contracts Containing Guaranteed Benefits

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.

At December 31, contract owners’ account balances by mutual fund class by GMDB provisions were distributed as follows:

	2010	2009
Balanced	$79,588	$80,251
Equity	49,927	48,770
Bond	23,899	23,936
Money Market	22,449	24,869

Total	$175,863	$177,827

Note 6. Federal Income Taxes

The following is a reconciliation of the provision for income taxes based on income (loss) before federal income taxes, computed using the federal statutory rate versus the reported provision for income taxes for the years ended December 31.

	2010	2009	2008
Provisions for income taxes computed at Federal statutory rate (35%)	$3,814	$(1,905)	$(1,671)
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(700)	(700)	(595)
Tax credits	(37)	(151)	(72)
Valuation allowance on deferred tax assets	(3,705)	3,705	—
Provision to return adjustment	(586)	(608)	—
Uncertain tax positions	60	343	—
Tax goodwill amortization	(68)	—	(128)
Other	15	53	2

Federal income tax provision	$(1,207)	$737	$(2,464)

Effective tax rate	-11%	-14%	53%

The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes that for financial reporting purposes.

Deferred tax assets and liabilities were as follows:

	December 31,
	2010	2009
Deferred tax assets
DAC	$7,698	$8,906
Policyholder account balances	—	14,871
Tax credits	518	629
Net operating and capital loss carryforward	2,874	2,487
Intangible assets	3,140	3,464
Other	813	705

Total deferred tax assets	15,043	31,062
Valuation allowance	—	(3,705)

Net deferred tax assets	15,043	27,357

Deferred tax liabilities
Book VOBA	9,758	10,198
Liability for guaranty fund assessments	1	—
Investment adjustments	6,552	17,777
Policyholder account balances	49	—

Total deferred tax liabilities	16,360	27,975

Total net deferred tax liability	$(1,317)	$(618)

At December 31, 2010, the Company did not have a tax valuation allowance for deferred tax assets. The tax valuation allowance was deemed no longer necessary at December 31, 2010 as management determined that it is more likely than not that the deferred tax assets will be realized. The valuation allowance for deferred tax assets at December 31, 2009 was $3,705. The valuation allowance at December 31, 2009 related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, was not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $403 (gross $1,152) and $343 (gross $981) that should not be recognized at December 31, 2010 and 2009, respectively, which primarily relates to uncertainty regarding the sustainability of certain deductions taken on the 2009 and 2008 U.S. Federal income tax return. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The Components of the change in the unrecognized tax benefits were as follows:

	December 31,
	2010	2009
Unrecognized tax benefits, beginning balance	$343	$—
Additions for tax positions of prior years	60	343

Unrecognized tax benefits, ending balance	$403	$343

At December 31, 2010 and 2009, the Company had an operating loss carryforward for federal income tax purposes of $7,059 (net of the ASC 740 reduction of $1,152) and $5,554 (net of the ASC 740 reduction of $981), respectively, with a carryforward period of fifteen years that expire at various dates up to 2023. At December 31, 2010, it is expected that the Company will utilize its December 31, 2009 capital loss carryforward of $570. The Company has a foreign tax credit carryforward at December 31, 2010 and 2009 of $343 and $412, respectively, with a carryforward period of ten years that will expire at various dates up to 2020. Also, the Company has an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $174 and $217 at December 31, 2010 and 2009, respectively, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company hasn’t incurred or recognized any penalties in its financial statements at December 31, 2010 and 2009, respectively. The Company recognized interest expense of ($11) and $11 at December 31, 2010 and 2009, respectively. The accrued interest expense related to federal income tax was released during 2010 based on the expectation that the net operating loss will offset any taxable income generated by the uncertain tax position for the Company in future tax periods.

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

The Company’s statutory net income (loss) for the years ended December 31, 2010, 2009 and 2008 was $14,090, $10,479 and ($13,112), respectively.

Statutory capital and surplus at December 31, 2010 and 2009 was $95,501 and $81,728, respectively. At December 31, 2010, approximately $9,550 of stockholder’s equity was available for dividend distribution that would not require approval by the New York Insurance Department, subject to the availability of unassigned surplus. At December 31, 2009, the Company didn’t have any stockholder’s equity available for dividend distribution that would not have required approval by the New York Insurance Department. During 2010 and 2009, the Company did not pay any dividends to AUSA or receive any capital contribution from AUSA.

The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should hold based upon that company’s risk profile. At December 31, 2010 and 2009, based on the RBC formula, the Company’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.

Note 8. Reinsurance

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured life and to recover a portion of benefits paid by ceding mortality risk to other insurance enterprises or reinsurers under indemnity reinsurance agreements, primarily quota share coverage and coinsurance agreements. The maximum amount of mortality risk retained by the Company is approximately $1,000 on single and joint life policies. At December 31, 2010, the Company has recaptured the majority of its life reinsurance which had started in the second quarter of 2008.

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2010 and 2009, reinsurance receivables were $171 and $1,782, respectively, principally related to the recapture of the life reinsurance and refined calculations in conjunction with system conversions. In addition, in 2010, the Company established a reinsurance reserve on a portion of the recapture of the life reinsurance of $89.

The Company is party to an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold from January 1, 1997 to June 30, 2001.

At December 31, 2010, the Company had the following life insurance inforce:

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance inforce	$410,533	$7,714	$1,318	$404,136	0.33%

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At December 31, 2010, 58% and 14% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2009, 58% and 15% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 9. Related Party Transactions

At December 31, 2010, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During 2010, 2009 and 2008, the Company incurred $757, $1,868 and $732, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company is party to intercompany short-term note receivables with the parent at various times during the year. At December 31, 2010 and 2009, the Company was not party to any outstanding intercompany short-term receivables, respectively. During 2008, the Company received $6 of interest, which was included in net investment income.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During 2010, 2009 and 2008, the Company incurred $196, $196 and $197, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During 2010, 2009 and 2008, the Company incurred $2,583, $2,620 and $998, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During 2010, the Company incurred $3 in expenses under this agreement. During 2009, the Company did not incur any expenses or receive any revenue under these agreements. During 2008, the Company received $2 in revenue under these agreements. Charges attributed to these agreements are included in insurance expenses and taxes, net of amounts capitalized, while revenue received is included in policy charge revenue.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During 2010, 2009 and 2008, the Company received $2, $1 and $1 under this agreement, respectively. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a reinsurance agreement with Transamerica Life Insurance Company. During 2010 the Company received a refund of $39 in reinsurance premiums. During 2009 and 2008, the Company incurred $19 and $20, respectively, in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred.

The Company has a service agreement with Western Reserve Life Assurance Co. of Ohio (“WRL”) whereby WRL will perform specified administrative functions in connection with the operation of the Company except to the extent that the services are performed for the Company by another party. During 2010 and 2009, the Company incurred $726 and $149, respectively, in expenses under this agreement. During 2008, the Company did not incur any expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company is party to the purchasing of investments between various affiliated companies. The investments are purchased at fair value and are included in fixed maturity AFS securities in the Balance Sheets. During 2010 and 2009, the Company did not purchase any investments from affiliates, respectively. During 2008, the Company purchased $5,332 of fixed maturity AFS securities from an affiliated company.

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 10. Commitments and Contingencies

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate what future assessments it will incur as a result of insolvencies. At December 31, 2010 and 2009 the Company’s estimated liability for future guaranty fund assessments was $4 and $1, respectively. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability appropriately.

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

The following tables summarize each business segment’s contribution to select Statements of Income information for the years ended December 31:

	Annuity	Life Insurance	Total
2010
Net revenues (a)	$14,141	$5,721	$19,862
Amortization and impairment of VOBA	644	602	1,246
Policy benefits (net of reinsurance recoveries)	(499)	2,316	1,817
Federal income tax benefit	(1,119)	(88)	(1,207)
Net income	10,559	1,546	12,105

2009
Net revenues (a)	$9,306	$5,808	$15,114
Amortization and impairment of VOBA	9,178	1,622	10,800
Policy benefits (net of reinsurance recoveries)	1,888	1,390	3,278
Federal income tax expense	99	638	737
Net income (loss)	(7,650)	1,469	(6,181)

2008
Net revenues (a)	$15,527	$8,672	$24,199
Amortization and impairment of VOBA	6,175	2,850	9,025
Policy benefits (net of reinsurance recoveries)	972	1,653	2,625
Federal income tax expense (benefit)	(2,997)	533	(2,464)
Net income (loss)	(3,996)	1,783	(2,213)

(a)	Net revenues include total net revenues net of interest credited to policyholder liabilities.

The following tables represent select Balance Sheet information at December 31:

	Total Assets	Total Policyholder Liabilities
2010
Annuity	$636,251	$68,530
Life Insurance	271,715	67,364

Total	$907,966	$135,894

2009
Annuity	$622,440	$74,177
Life Insurance	287,310	71,556

Total	$909,750	$145,733

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transamerica Advisors Life Insurance Company of New York
(Registrant)

Date: March 25, 2011	By:	*
Eric Martin
Vice President, Treasurer, Chief Financial Officer, and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

* Thomas A. Swank	Director, Chairman of the Board and President	March 25, 2011

*	Director	March 25, 2011
William Brown, Jr.

* Frank A. Camp	Director and Secretary	March 25, 2011

*	Director	March 25, 2011
Steven E. Frushtick

*	Director, Vice President	March 25, 2011
John T. Mallett

*	Director	March 25, 2011
Peter P. Post

* Eric J. Martin	Vice President, Treasurer, Chief Financial Officer, and Controller	March 25, 2011

*	Director	March 25, 2011
Marc Cahn

/s/ Darin D. Smith Darin D. Smith	Vice President and Assistant Secretary	March 25, 2011

*	By: Darin D. Smith - Attorney-in-Fact pursuant to Powers of Attorney.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy materials has been or will be sent to Registrant’s security holder.

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York	Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.

3.2	Certificate of Amendment of the Charter of ML Life Insurance Company of New York	Incorporated by Reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed August 12, 2010.

3.3	By-Laws of Transamerica Advisors Life Insurance Company of New York	Incorporated by Reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed August 12, 2010.

4.1	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.2	Modified Guaranteed Annuity Contract Application	Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.3	Qualified Retirement Plan Endorsement	Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.4	IRA Endorsement	Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.5	Company Name Change Endorsement	Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.

4.6	IRA Endorsement, MLNY009	Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.

4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94	Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.

4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94	Incorporated by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.

10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc.	Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation	Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(c) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.

10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.

10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.

10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.

10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(k) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.

10.12	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.

10.13	Non-Affiliated Broker-Dealer Wholesaling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital, Inc.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.

10.14	Selling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.

10.15	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed August 17, 2007.

10.16	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.

10.17	Principal Underwriting Agreement between Transamerica Capital, Inc. and ML Life Insurance Company of New York.	Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 26, 2009.

10.18	Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company of New York.	Exhibit 10.18

10.19	Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York.	Exhibit 10.19

24.1	Powers of Attorney for Frank A. Camp, Eric J. Martin, William Brown, Jr., Steven E. Frushtick, and John T. Mallett.	Incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, Nos. 34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2010.

24.2	Powers of Attorney for Peter P. Post, Thomas A. Swank, and Marc Cahn.	Exhibit 24.2

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).	Exhibit 31.1

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).	Exhibit 31.2

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2

EXHIBIT INDEX

10.18	Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company of New York.

10.19	Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York.

24.2	Power of Attorney for Peter P. Post, Thomas A. Swank, and Marc Cahn

31.1	Certification by the President pursuant to Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.