Form 10-Q
period 2011-03-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co OF NEW YORK
filed 2011-05-12
CIK 862923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

COMMISSION FILE NUMBERS 33-34562; 33-60288; 333-48983; 333-133224

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(Exact name of Registrant as specified in its charter)

NEW YORK	16-1020455
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2011 - $134,223; 2010 - $137,198)	$142,274	$145,547
Fixed maturity trading securities	192	1,295
Equity available-for-sale securities, at estimated fair value (cost: 2011 - $1,228; 2010 - $80)	1,239	66
Policy loans	58,625	58,839

Total investments	202,330	205,747

Cash and cash equivalents	33,842	28,617
Accrued investment income	3,049	3,159
Deferred policy acquisition costs	408	364
Deferred sales inducements	149	133
Value of business acquired	29,083	29,639
Goodwill	500	500
Federal income taxes - current	76	113
Reinsurance receivables - net	-	171
Receivable for investments sold - net	7	13
Other assets	3,978	3,498
Separate Accounts assets	638,899	636,012

Total Assets	$912,321	$907,966

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$111,965	$115,096
Future policy benefits	18,272	17,439
Claims and claims settlement expenses	3,795	3,359

Total policyholder liabilities and accruals	134,032	135,894

Other policyholder funds	1,162	594
Federal income taxes - deferred	1,769	1,317
Affiliated payables - net	333	148
Reinsurance payables - net	34	-
Other liabilities	1,303	839
Separate Accounts liabilities	638,899	636,012

Total Liabilities	777,532	774,804

Stockholder’s Equity
Common stock ($10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	128,638	128,638
Accumulated other comprehensive income, net of taxes	5,438	5,549
Retained deficit	(1,487)	(3,225)

Total Stockholder’s Equity	134,789	133,162

Total Liabilities and Stockholder’s Equity	$912,321	$907,966

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
	(unaudited)
Revenues
Policy charge revenue	$3,611	$3,653
Net investment income	2,574	2,598
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	-
Portion of other-than-temporary impairments previously recognized in other comprehensive income	-	-

Net other-than-temporary impairment losses on securities recognized in income	-	-
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	(186)	545

Net realized investment gains (losses)	(186)	545

Total Revenues	5,999	6,796

Benefits and Expenses
Interest credited to policyholder liabilities	1,220	1,393
Policy benefits (net of reinsurance recoveries: 2011 - $128; 2010 - $69)	610	302
Reinsurance premium ceded	104	288
Accretion of deferred policy acquisition costs	(44)	(16)
Amortization of value of business acquired	642	470
Insurance expenses and taxes	1,204	1,456

Total Benefits and Expenses	3,736	3,893

Income Before Taxes	2,263	2,903

Federal Income Tax Expense (Benefit)
Current	37	57
Deferred	488	(57)

Federal Income Tax Expense (Benefit)	525	-

Net Income	$1,738	$2,903

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
	(unaudited)

Net Income	$1,738	$2,903

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	(181)	2,970
Reclassification adjustment for gains included in net income	(94)	(681)

	(275)	2,289

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	-	-
Change in previously recognized unrealized other-than-temporary impairments	1	-
Reclassification adjustment for other-than-temporary impairments included in net income	-	-

	1	-

Adjustments
Policyholder liabilities	19	34
Value of business acquired	107	25
Deferred federal income taxes	37	(833)

	163	(774)

Total other comprehensive income (loss), net of taxes	(111)	1,516

Comprehensive Income	$1,627	$4,418

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	March 31, 2011	December 31, 2010
	(unaudited)	(audited)

Common Stock	$2,200	$2,200

Additional Paid-in Capital	$128,638	$128,638

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$5,549	$2,050
Total other comprehensive income (loss), net of taxes	(111)	3,499

Balance at end of period	$5,438	$5,549

Retained Earnings (Deficit)
Balance at beginning of period	$(3,225)	$(15,330)
Net income	1,738	12,105

Balance at end of period	$(1,487)	$(3,225)

Total Stockholder’s Equity	$134,789	$133,162

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,738	$2,903
Adjustment to reconcile net income to net cash and cash equivalents provided by operating activities:
Changes in:
Deferred policy acquisition costs	(44)	12
Deferred sales inducements	(16)	(3)
Value of business acquired	642	470
Benefit reserves	456	(43)
Federal income tax accruals	526	(117)
Claims and claims settlement expenses	436	1,913
Other policyholder funds	568	18
Other operating assets and liabilities, net	489	(1,552)
Amortization (accretion) of investments	31	(5)
Interest credited to policyholder liabilities	1,220	1,393
Net change in fixed maturity trading securities	(44)	-
Net realized investment (gains) losses	186	(545)

Net cash and cash equivalents provided by operating activities	6,188	4,444

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	1,862	22,519
Maturities of available-for-sale securities	1,190	3,506
Purchases of available-for-sale securities	(1,148)	(61,633)
Sales of fixed maturity trading securities	1,147	-
Net settlements on futures contracts	(273)	(296)
Policy loans on insurance contracts, net	214	756

Net cash and cash equivalents provided by (used in) investing activities	2,992	(35,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	160	84
Policyholder withdrawals	(4,115)	(4,103)

Net cash and cash equivalents used in financing activities	(3,955)	(4,019)

Net increase (decrease) in cash and cash equivalents (1)	5,225	(34,723)
Cash and cash equivalents, beginning of year	28,617	49,423

Cash and cash equivalents, end of period	$33,842	$14,700

(1) Included in net increase (decrease) in cash and cash equivalents is interest paid (2011 - $0; 2010 - $1); interest received (2011 - $0; 2010 - $1); Federal income taxes paid (2011 - $0; 2010 - $205); Federal income taxes received (2011 - $0; 2010 - $88).

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

For a complete discussion of the Company’s 2010 Financial Statements and accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The interim Financial Statements for the three months are unaudited; however in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Financial Statements have been included. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements included in the 2010 Annual Report on Form 10-K. The nature of the Company’s business is such that results of any interim period are not necessarily indicative of results for a full year.

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

Certain reclassifications and format changes have been made to prior period financial statements, where appropriate, to conform to the current period presentation. These reclassifications have no effect on net income or stockholder’s equity of the prior periods.

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

Recent Accounting Guidance

Current Adoption of Recent Accounting Guidance

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures

On January 1, 2011, the Company adopted guidance (Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements) requiring separate presentation of information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements using significant unobservable inputs. The adoption affected disclosures but did not impact the Company’s results of operations or financial position.

ASC 944, Financial Services—Insurance

On January 1, 2011, the Company adopted guidance (ASU 2010-15, How Investments Held Through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments) clarifying that an insurance entity should not consider any separate account interest held for the benefit of policyholders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation. The adoption did not have a material impact on the Company’s results of operations and financial position.

ASC 350, Intangibles—Goodwill and Other

On January 1, 2011 the Company adopted guidance (ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts) which requires entities with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. The adoption did not have a material impact on the Company’s results of operations and financial position.

Accounting Guidance Adopted in 2010

ASC 820, Fair Value Measurements and Disclosures

The Company adopted guidance (ASU 2010-06, Improving Disclosures about Fair Value Measurements) which included new disclosures and clarifications of existing disclosures about fair value measurements for the period ended March 31, 2010. The guidance requires disclosure of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and reasons for the transfers. Additionally, the ASU clarifies the level of disaggregation for fair value disclosures, requiring disclosures for each class of assets and liabilities. The guidance clarified that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The adoption required updates to the Company’s financial statement disclosures, but did not impact the Company’s results of operations or financial position.

Future Adoption of Accounting Guidance

ASC 944, Financial Services—Insurance

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. An insurance entity may only capitalize incremental direct costs of contract acquisition, the portion of employees’ compensation directly related to time spent performing specified acquisition activities for a contract that has actually been acquired, other costs related directly to specified activities that would not have been incurred had the acquisition contract transaction not occurred, and advertising costs that meet capitalization criteria in other GAAP guidance. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt the guidance on January 1, 2012 and is currently evaluating its impact on the Company’s results of operations and financial position.

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$103,546	$-	$103,546
Asset-backed securities	-	4,305	-	4,305
Commercial mortgage-backed securities	-	27,100	-	27,100
Residential mortgage-backed securities	-	1,112	-	1,112
Government and government agencies
United States	2,887	-	-	2,887
Foreign	2,360	964	-	3,324

Total fixed maturity AFS securities (a)	5,247	137,027	-	142,274
Fixed maturity trading securities - corporate securities (a)	-	192	-	192
Equity securities - banking securities (a)	-	1,239	-	1,239
Cash equivalents (b)	-	34,521	-	34,521
Separate Accounts assets (c)	638,899	-	-	638,899

Total assets	$644,146	$172,979	$-	$817,125

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(4,343)	$(4,343)

Total liabilities	$-	$-	$(4,343)	$(4,343)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$106,361	$-	$106,361
Asset-backed securities	-	4,434	-	4,434
Commercial mortgage-backed securities	-	27,232	-	27,232
Residential mortgage-backed securities	-	1,202	-	1,202
Government and government agencies
United States	2,936	-	-	2,936
Foreign	2,401	981	-	3,382

Total fixed maturity AFS securities (a)	5,337	140,210	-	145,547
Fixed maturity trading securities - corporate securities (a)	-	1,295	-	1,295
Equity securities - banking securities (a)	-	66	-	66
Cash equivalents (b)	-	29,722	-	29,722
Separate Accounts assets (c)	636,012	-	-	636,012

Total assets	$641,349	$171,293	$-	$812,642

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(4,973)	$(4,973)

Total liabilities	$-	$-	$(4,973)	$(4,973)

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

During 2011, there were no transfers between Level 1 and 2, respectively.

There were no Level 3 assets at March 31, 2011. The following table provides a summary of the change in fair value of the Company’s Level 3 assets at December 31, 2010:

Fixed maturity AFS securities	December 31, 2010
Balance at beginning of period (a)	$2,216

Change in unrealized gains (losses) (b)	22
Sales	(29)
Transfers out of Level 3	(2,213)
Changes in valuation (c)	4

Balance at end of period (a)	$-

(a)	Recorded as a component of fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss).
(c)	Recorded as a component of net investment income in the Statements of Income.

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

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P 500 index (expressed as a spot rate) was 24.4% at March 31, 2011 and 24.8% at December 31, 2010. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance
Balance at beginning of period (b)	$529	$(5,502)	$1,263	$(5,745)

Changes in interest rates (a)	(224)	494	527	(799)
Changes in equity markets (a)	(13)	373	28	315
Other (a)	-	-	(1,289)	727

Balance at end of period (b)	$292	$(4,635)	$529	$(5,502)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During the three months ended March 31, 2011, the decrease in the GMWB and GMIB reinsurance was primarily driven by increased risk neutral rates and favorable equity market performance. During 2010, the decrease in the GMWB and GMIB reinsurance was principally driven by a decline in risk neutral rates and updated policyholder behavior assumptions partially offset by improved equity markets.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at March 31, 2011 and December 31, 2010 were:

	March 31, 2011
	Amortized Cost/Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities	$78,754	$5,930	$(326)	$103,546
Asset-backed securities	4,160	145	-	4,305
Commercial mortgage-backed securities	24,711	2,389	-	27,100
Residential mortgage-backed securities	1,235	20	(143)	1,112
Government and government agencies
United States	2,983	41	(137)	2,887
Foreign	3,192	224	(92)	3,324

Total fixed maturity AFS securities	$115,036	$8,749	$(698)	$142,274

Equity securities - preferred stocks
Banking securities	$1,228	$22	$(11)	$1,239

Total equity securities	$1,228	$22	$(11)	$1,239

	December 31, 2010
	Amortized Cost/Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities	$100,552	$6,198	$(389)	$106,361
Asset-backed securities	4,286	148	-	4,434
Commercial mortgage-backed securities	24,859	2,373	-	27,232
Residential mortgage-backed securities	1,320	23	(141)	1,202
Government and government agencies
United States	2,986	58	(108)	2,936
Foreign	3,195	275	(88)	3,382

Total fixed maturity AFS securities	$137,198	$9,075	$(726)	$145,547

Equity securities - preferred stocks
Banking securities	$80	$-	$(14)	$66

Total equity securities	$80	$-	$(14)	$66

(1) Subsequent unrealized gains (losses) on other-than-temporary (“OTTI”) securities are included in Other Comprehensive Income (“OCI”)-OTTI.

Excluding investments in United States government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at March 31, 2011 and December 31, 2010 were:

	March 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$130,045	$137,923	$132,510	$140,665
Below investment grade	4,178	4,351	4,688	4,882

Total fixed maturity AFS securities	$134,223	$142,274	$137,198	$145,547

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard & Poor’s (“S&P”) BBB- or higher (or similar rating agency). At March 31, 2011 and December 31, 2010, the estimated fair value of fixed maturity securities rated BBB- were $9,854 and $11,174, respectively, which is the lowest investment grade rating given by S&P.

The amortized cost and estimated fair value of fixed maturity AFS securities at March 31, 2011 and December 31, 2010 by contractual maturities were:

	March 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$200	$208	$415	$417
Due after one year through five years	34,977	36,836	30,148	31,240
Due after five years through ten years	59,235	62,858	65,964	70,502
Due after ten years	9,705	9,855	10,206	10,520

	104,117	109,757	106,733	112,679
Mortgage-backed securities and other asset-backed securities	30,106	32,517	30,465	32,868

Total fixed maturity AFS securities	$134,223	$142,274	$137,198	$145,547

In the preceding table fixed maturity securities not due at a single maturity date, have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the three months ended March 31, 2011 there was $22 of investment income on fixed maturity trading securities and $19 of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company also recognized gains of $25 during the three months ended March 31, 2011 on the conversion of a fixed maturity trading security to preferred stock.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$7,665	$8,486	$(326)
Government and government agencies - United States	1,946	2,083	(137)

Total fixed maturity and equity securities	9,612	10,569	(463)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities - residential mortgage-backed securities	3	3	-

Total fixed maturity and equity securities	3	3	-

Greater than one year
Fixed maturity AFS securities
Residential mortgage-backed securities	781	924	(143)
Government and government agencies - foreign	369	461	(92)
Equity securities - banking securities	69	80	(11)

Total fixed maturity and equity securities	1,219	1,465	(246)

Total fixed maturity and equity securities	$10,833	$12,037	$(709)

	December 31, 2010
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$9,862	$10,238	$(376)
Residential mortgage-backed securities	3	3	-
Government and government agencies - United States	921	1,029	(108)

Total fixed maturity and equity securities	10,786	11,270	(484)

Greater than one year
Fixed maturity AFS securities
Corporate securities	771	784	(13)
Residential mortgage-backed securities	812	953	(141)
Government and government agencies - foreign	373	461	(88)
Equity securities - banking securities	66	80	(14)

Total fixed maturity and equity securities	2,022	2,278	(256)

Total fixed maturity and equity securities	$12,808	$13,548	$(740)

(1) Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 12 and 11 at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, there were no securities whose fair value had declined below amortized cost by greater than 20%, respectively.

Unrealized gains (losses) incurred during the three months ended March 31, 2011 and 2010 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. As the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.

The components of net unrealized gain (loss) and OTTI included in accumulated other comprehensive income, net of taxes, at March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011	December 31, 2010
Assets
Fixed maturity securities	$8,051	$8,349
Equity securities	11	(14)
Value of business acquired	(20)	(127)

	8,042	8,208

Liabilities
Policyholder account balances	388	369
Federal income taxes - deferred	(2,992)	(3,028)

	(2,604)	(2,659)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$5,438	$5,549

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

Policy Loans

Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at March 31, 2011 and December 31, 2010 was $58,625 and $58,839, respectively. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

Derivatives

The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. At March 31, 2011, the Company had 10 outstanding short futures contracts with a notional value of $3,303. At December 31, 2010, the Company had 20 outstanding short futures contracts with a notional value of $6,265.

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three months ended March 31 were as follows:

	Three Months Ended March 31,
	2011	2010
Proceeds	$1,862	$22,519
Gross realized investment gains	109	841
Gross realized investment losses	-	(0)

Proceeds on AFS securities sold at a realized loss	-	789

Net realized investment gains (losses) for the three months ended March 31 were as follows:

	Three Months Ended March 31,
	2011	2010
Fixed maturity securities	$109	$841
Derivatives - futures	(273)	(296)
Associated amortization of value of business acquired	(22)	-

Net realized investment gains (losses)	$(186)	$545

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at March 31, 2011 and December 31, 2010:

	December 31,	December 31,
	March 31, 2011	December 31, 2010
Balance at beginning of period	$25	$ -
Credit loss impairment recognized in the current period on securities not previously impaired	-	48
Accretion of credit loss impairments previously recognized	(7)	(23)

Balance at end of period	$18	$ 25

For the three months ended March 31, 2011 and 2010, the Company did not record any OTTI in the Statements of Income, respectively.

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

The short-term equity growth rate and the long-term growth rate for the amortization of VOBA, DAC and DSI were as follows:

	March 31, 2011	December 31, 2010	March 31, 2010

Gross short-term equity growth rate for five years	9.00%	9.00%	6.75%

Gross long-term growth rate	9.00%	9.00%	9.00%

The change in the carrying amount of VOBA for the three months ended March 31 was as follows:

	Three Months Ended March 31,
	2011	2010
Amortization expense	$(976)	$(663)
Unlocking	334	193
Adjustment related to realized gains on investments	(22)	-
Adjustment related to unrealized losses and OTTI on investments	108	25

Change in VOBA carrying amount	$(556)	$(445)

During the three months ended March 31, 2011, continued favorable equity market performance resulted in higher projected gross profits resulting in an increase in amortization and favorable unlocking as compared to the same period in 2010.

DAC and DSI

The carrying amount of DAC and DSI for the three months ended March 31 was as follows:

	Three Months Ended March 31,
DAC	2011	2010
Capitalization	$-	$(28)
Accretion expense	100	15
Unlocking	(56)	1

Change in DAC carrying amount	$44	$(12)

	Three Months Ended March 31,
DSI	2011	2010
Accretion expense	$37	$6
Unlocking	(21)	(3)

Change in DSI carrying amount	$16	$3

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the variable annuity GMDB and GMIB liabilities for the three months ended March 31 were as follows:

	Three Months Ended March 31,
GMDB	2011	2010
Guaranteed benefits incurred	$449	$544
Guaranteed benefits paid	(148)	(174)
Unlocking	(300)	(228)

Change in GMDB	$1	$142

	December 31,	December 31,
	Three Months Ended March 31,
GMIB	2011	2010
Guaranteed benefits incurred	$170	$323
Unlocking	(303)	(122)

Change in GMIB	$(133)	$201

During the three months ended March 31, 2011, continued favorable equity market performance resulted in a decrease in estimated future benefits causing more favorable unlocking as compared to the same period in 2010.

The variable annuity GMDB liability at March 31, 2011 and December 31, 2010 was $11 and $10, respectively. The variable annuity GMIB liability at March 31, 2011 and December 31, 2010 was $1,880 and $2,013, respectively.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value. For the three months ended March 31, 2011 and 2010, an insignificant amount of variable life guaranteed benefits were recorded as policy benefits in the Statements of Income as incurred or paid.

Note 6. Federal Income Taxes

The effective tax rate was 23% and 0% for the three months ended March 31, 2011 and 2010, respectively. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating loss carryforward.

At March 31, 2011, the Company did not have a tax valuation allowance for deferred tax assets. The tax valuation allowance was deemed no longer necessary at December 31, 2010 as management determined that it is more likely than not that the deferred tax assets will be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $403 (gross $1,152) that should not be recognized at March 31, 2011 and December 31, 2010, respectively, which primarily relates to uncertainty regarding the sustainability of certain deductions taken on the 2009 and 2008 U.S. Federal income tax return. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	December 31,	December 31,
	March 31, 2011	December 31, 2010
Unrecognized tax benefits, beginning balance	$403	$343
Additions for tax positions of prior years	-	60

Unrecognized tax benefits, ending balance	$403	$403

At March 31, 2011 and December 31, 2010, the Company had an operating loss carryforward for federal income tax purposes of $4,482 (net of the ASC 740 reduction of $1,152) and $7,059 (net of the ASC 740 reduction of $1,152), respectively, with a carryforward period of fifteen years that expire at various dates up to 2023. The Company has a foreign tax credit carryforward at March 31, 2011 and December 31, 2010 of $452 and $343, respectively, with a carryforward period of ten years that will expire at various dates up to 2021. Also, the Company has an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $211 and $174 at March 31, 2011 and December 31, 2010, respectively, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company hasn’t incurred or recognized any penalties in its financial statements at March 31, 2011 and December 31, 2010, respectively. The Company did not recognize any interest expense at March 31, 2011. The Company recognized interest expense of ($11) at December 31, 2010. The accrued interest expense related to federal income tax was released during 2010 based on the expectation that the net operating loss will offset any taxable income generated by the uncertain tax position for the Company in future tax periods.

The Company files a separate federal income tax return for the years 2008 through 2012. Beginning in 2013 and assuming no changes in ownership, the Company will join the affiliated consolidated tax group. A tax return has been filed for 2009 and 2008, but no examination by the Internal Revenue Service has commenced.

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

The Company’s statutory net income for the three months ended March 31, 2011 and 2010 was $4,279 and $5,011, respectively. Statutory capital and surplus at March 31, 2011 and December 31, 2010 was $98,462 and $95,501, respectively.

During the first quarter 2011 and 2010, the Company did not pay any dividends to AUSA or receive any capital contributions from AUSA.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2011 and December 31, 2010, reinsurance receivables (payables) were ($34) and $171, respectively. At March 31, 2011 and December 31, 2010, respectively, the reinsurance reserve was $89.

The Company is party to an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold from January 1, 1997 to June 30, 2001.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At March 31, 2011 and December 31, 2010, 58% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 9. Related Party Transactions

At March 31, 2011, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three months ended March 31, 2011 and 2010, the Company incurred $141 and $436, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three months ended March 31, 2011 and 2010, the Company incurred $52 and $47, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three months ended March 31, 2011 and 2010, the Company incurred $731 and $707, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three months ended March 31, 2011, the Company incurred $4 in expenses under this agreement. During the three months ended March 31, 2010, the Company did not incur any expenses under these agreements.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has also entered into a distribution and shareholder services agreement for certain of the said funds. During the three months ended March 31, 2011, the Company received $20 under this agreement, respectively. During the three months ended March 31, 2010, the Company did not receive any revenue under these agreements. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a service agreement with Western Reserve Life Assurance Co. of Ohio (“WRL”) whereby WRL will perform specified administrative functions in connection with the operation of the Company except to the extent that the services are performed for the Company by another party. During the three months ended March 31, 2011 and 2010, the Company incurred $176 and $45, respectively, in expenses under this agreement.

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 10. Segment Information

In reporting to management, the Company’s operating results are categorized into two business segments: Annuity and Life Insurance. The Company’s Annuity segment consists of variable annuities and interest-sensitive annuities. The Company’s Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The accounting policies of the business segments are the same as those for the Company’s financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The following tables summarize each business segment’s contribution to select Statements of Income information for the three months ended:

	Insurance	Insurance	Insurance
	Annuity	Life Insurance	Total
March 31, 2011
Net revenues (a)	$3,078	$1,701	$4,779
Amortization of VOBA	343	299	642
Policy benefits (net of reinsurance recoveries)	457	153	610
Federal income tax expense	246	279	525
Net income	1,012	726	1,738

March 31, 2010
Net revenues (a)	$3,888	$1,515	$5,403
Amortization of VOBA	140	330	470
Policy benefits (net of reinsurance recoveries)	(177)	479	302
Federal income tax expense (benefit)	(11)	11	-
Net income	2,495	408	2,903

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

Item 2. Management’s Narrative Analysis of Results of Operations

This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.

Forward Looking Statements

Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results and other similar matters. These forward-looking statements represent only management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the Company’s control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors in the 2010 Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Business

Overview

Transamerica Advisors Life Insurance Company of New York (“TALNY”, “Registrant”, the “Company”, “we”, “our”, or “us”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. The Company is domiciled in New York.

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

Deposits

Total direct deposits (including internal exchanges) were $0.2 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. Internal exchanges during the three months ended March 31, 2011 were less than $0.1 million. There were no internal exchanges during the three months ended March 31, 2010.

Financial Condition

At March 31, 2011, the Company’s assets were $912.3 million or $4.4 million higher than the $908.0 million in assets at December 31, 2010. Assets excluding Separate Accounts assets increased $1.5 million. Separate Accounts assets, which represent 70% of total assets, increased $2.9 million to $638.9 million.

Changes in Separate Accounts assets were as follows:

(dollars in millions)	Three Months Ended March 31, 2011
Investment performance	$26.8
Deposits	0.2
Policy fees and charges	(3.2)
Surrenders, benefits and withdrawals	(20.9)

Net change	$2.9

During the first three months of 2011 and 2010, the Company did not have any fixed contract owner deposits, respectively. During the first three months of 2011 and 2010, fixed contract owner withdrawals were $2.6 million and $3.0 million, respectively.

Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended March 31, 2011 with increases of 6%, 5% and 5%, respectively, from December 31, 2010.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 76% of Separate Accounts assets were invested in equity-based mutual funds at March 31, 2011. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.

During the three months ended March 31, 2011, average variable account balances decreased $5.1 million (or 1%) to $631.9 million as compared to the same period in 2010. The decrease in average variable account balances contributed $0.1 million to the decrease in asset-based policy charge revenue during the three months ended March 31, 2011 as compared to the same period in 2010.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended March 31,
	2011	2010
Average medium term interest rate yield (a)	1.11%	1.15%
Increase (decrease) in medium term interest rates (in basis points)	14	(28)
Credit spreads (in basis points) (b)	147	160
Contracting of credit spreads (in basis points)	(28)	(40)

Increase (decrease) on market valuations (in millions)
Available-for-sale investment securities	$(0.3)	$2.3
Interest-sensitive policyholder liabilities	0.0	0.0

Net change on market valuations	$(0.3)	$2.3

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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

The Company’s critical accounting policies and estimates are discussed below. For a full description of these and other accounting policies see Note 1 of the 2010 Annual Report on Form 10-K.

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

At March 31, 2011 and December 31 2010, approximately $22.2 million (or 15%) and $22.1 million (or 15%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale.

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

Other-Than-Temporary Impairment (“OTTI”) Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity AFS securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services). For fixed maturity AFS securities, the Company also considers whether it is more likely than not that it will not be required to sell the debt security before its anticipated recovery. The factors that may give rise to a potential OTTI include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.

For equity securities, once management determines a decline in the value of an AFS security is other-than-temporary, the cost basis of the equity security is reduced to its fair value, with a corresponding charge to earnings.

For fixed maturity AFS securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For fixed maturity AFS securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non credit portion). The credit loss is recognized in earnings and the non credit loss is recognized in other comprehensive income (“OCI”), net of applicable taxes and value of business acquired. Management records subsequent changes in the estimated fair value (positive and negative) of fixed maturity AFS securities for which non credit OTTI was previously recognized in OCI in OCI-OTTI.

For the three months ended March 31, 2011 and 2010, the Company did not record an OTTI in income.

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. At March 31, 2011, the Company had 10 outstanding short futures contracts with a notional amount of $3.3 million. At December 31, 2010, the Company had 20 outstanding short futures contracts with a notional amount of $6.3 million.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At March 31, 2011 and December 31, 2010, the Company’s VOBA asset was $29.1 million and $29.6 million, respectively. For the three months ended March 31, 2011 and 2010, the favorable impact to pre-tax net income related to VOBA unlocking was $0.3 million and $0.2 million, respectively. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At March 31, 2011 and December 31, 2010, variable annuities accounted for the Company’s entire DAC asset of $0.4 million and $0.4 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three months ended March 31, 2011 and 2010, there was relatively no impact to pre-tax income related to DAC unlocking. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At March 31, 2011 and December 31, 2010, variable annuities accounted for the Company’s entire DSI asset of $0.1 million and $0.1 million, respectively. See Note 4 to the Financial Statements for a further discussion.

The short-term equity growth rate and the long-term growth rate for the amortization of VOBA, DAC and DSI were as follows:

	March 31, 2011	December 31, 2010	March 31, 2010

Gross short-term equity growth rate for five years	9.00%	9.00%	6.75%

Gross long-term growth rate	9.00%	9.00%	9.00%

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders at the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at March 31, 2011 and December 31, 2010 were $112.0 million and $115.1 million, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At March 31, 2011 and December 31, 2010, future policy benefits were $18.3 million and $17.4 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At March 31, 2011 and December 31, 2010, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	March 31, 2011	December 31, 2010
GMDB liability	$0.0	$0.0
GMIB liability	1.9	2.0

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three months ended March 31, 2011 and 2010, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was $0.6 million and $0.4 million, respectively.

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

At March 31, 2011 and December 31, 2010, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

(dollars in millions)	March 31, 2011	December 31, 2010
GMWB liability	$0.3	$0.5
GMIB reinsurance asset	(4.6)	(5.5)

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

Recent Accounting Guidance

The following outlines the adoption of recent accounting guidance in 2011. See Note 1 to the Financial Statements for a further discussion.

•

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure, Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurement – requires separate presentation of information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements using significant unobservable inputs – adopted January 1, 2011.

•

ASC 944, Financial Services—Insurance – ASU 2010-15, How Investments Held Through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments – clarifies that an insurance entity should not consider any separate account interest held for the benefit of policyholders in an investment to be the insurer’s interest and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation – adopted January 1, 2011.

•

ASC 350, Intangibles—Goodwill and Other – ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts – requires entities with a zero or negative carrying value to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists – adopted January 1, 2011.

The following outlines the adoption of accounting guidance in 2010. See Note 1 to the Financial Statements for a further discussion.

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

•

ASC 944, Financial Services—Insurance – ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts – modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts – will be adopted January 1, 2012.

Investments

The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents.

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at March 31, 2011 and December 31, 2010 were:

	March 31, 2011
		Gross Unrealized		Estimated Fair Value	% of
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)		Estimated Fair Value
Fixed maturity AFS securities
Corporate bonds
Financial services	$19.2	$0.9	$(0.1)	$20.0	14%
Industrial	73.5	4.7	(0.3)	77.9	55
Utility	5.2	0.4	-	5.6	4
Asset-backed securities
Housing related	1.9	-	-	1.9	1
Credit cards	0.3	-	-	0.3	-
Autos	2.0	0.2	-	2.2	2
Commercial mortgage-backed securities - non agency backed	24.7	2.4	-	27.1	19
Residential mortgage-backed securities
Agency backed	0.3	-	-	0.3	-
Non agency backed	0.9	-	(0.1)	0.8	1
Government and government agencies
United States	3.0	-	(0.1)	2.9	2
Foreign	3.2	0.2	(0.1)	3.3	2

Total fixed maturity AFS securities	134.2	8.8	(0.7)	142.3	99

Equity securities - banking securities	1.2	-	-	1.2	1

Total equity securities	1.2	-	-	1.2	1

Total fixed maturity and equity securities	$134.5	$8.8	$(0.7)	$143.5	100%

	December 31, 2010
		Gross Unrealized		Estimated Fair Value	% of
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)		Estimated Fair Value
Fixed maturity AFS securities
Corporate bonds
Financial services	$19.4	$1.0	$(0.2)	$20.2	14%
Industrial	76.3	4.9	(0.1)	81.1	57
Utility	4.8	0.3	(0.1)	5.0	3
Asset-backed securities
Housing related	2.0	-	-	2.0	1
Credit cards	0.3	-	-	0.3	-
Autos	2.0	0.1	-	2.1	1
Commercial mortgage-backed securities - non agency backed	24.9	2.4	-	27.3	19
Residential mortgage-backed securities
Agency backed	0.4	-	-	0.4	-
Non agency backed	0.9	-	(0.1)	0.8	1
Government and government agencies
United States	3.0	-	(0.1)	2.9	2
Foreign	3.2	0.3	(0.1)	3.4	2

Total fixed maturity AFS securities	137.2	9.0	(0.7)	145.5	100

Equity securities - banking securities	0.1	-	-	0.1	-

Total equity securities	0.1	-	-	0.1	-

Total fixed maturity and equity securities	$137.3	$9.0	$(0.7)	$145.6	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent and ability to hold to recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at March 31, 2011.

Five issuers represent more than 5% of the total unrealized loss position, comprised of two corporate non-convertible bonds, two government securities and one RMBS holding. The Company has two investment grade corporate non-convertible securities with unrealized losses totaling $0.4 million. The Company’s government bonds have unrealized losses of $0.2 million, were issued in the United States and Venezuela and are rated investment grade and rated below investment grade, respectively. The Company’s RMBS unrealized loss is $0.1 million and relates to a securitized portfolio of prime hybrid mortgages that contain fixed income positions where our holding is rated below investment grade and was previously impaired to discounted cash flows.

At March 31, 2011 and December 31, 2010, approximately $0.3 million (or 1%) and $0.4 million (or 1%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Unrealized gains (losses) incurred during the three months of 2011 and 2010 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. As the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade AFS securities were as follows:

	March 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate bonds
Financial services	$3.4	$3.5	$(0.1)
Industrial	2.8	3.0	(0.2)
Utility	2.0	2.0	-
Government and government agencies - United States	2.0	2.1	(0.1)

Total fixed maturity and equity securities	$10.2	$10.6	$(0.4)

	March 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Total of all investment grade AFS securities
Corporate bonds
Financial services	$3.4	$3.5	$(0.1)
Industrial	2.8	3.0	(0.2)
Utility	2.0	2.0	-
Government and government agencies - United States	2.0	2.1	(0.1)

Total fixed maturity and equity securities	$10.2	$10.6	$(0.4)

Total number of securities in a continuous unrealized loss position			9

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate bonds
Financial services	$2.8	$3.0	$(0.2)
Industrial	5.2	5.3	(0.1)
Utility	1.9	2.0	(0.1)
Government and government agencies - United States	0.9	1.0	(0.1)

Total fixed maturity and equity securities	10.8	11.3	(0.5)

Greater than one year
Corporate bonds - financial services	0.8	0.8	-

Total fixed maturity and equity securities	0.8	0.8	-

Total of all investment grade AFS securities
Corporate bonds
Financial services	3.6	3.8	(0.2)
Industrial	5.2	5.3	(0.1)
Utility	1.9	2.0	(0.1)
Government and government agencies - United States	0.9	1.0	(0.1)

Total fixed maturity and equity securities	$11.6	$12.1	$(0.5)

Total number of securities in a continuous unrealized loss position			8

(1) Subsequent unrealized gains/losses on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	March 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Greater than one year
Residential mortgage-backed securities - non agency backed	$0.8	$0.9	$(0.1)
Government and government agencies - foreign	0.4	0.5	(0.1)
Equity securities - banking securities	0.1	0.1	-

Total fixed maturity and equity securities	1.3	1.5	(0.2)

Total of all below investment grade AFS securities
Residential mortgage-backed securities - non agency backed	0.8	0.9	(0.1)
Government and government agencies - foreign	0.4	0.5	(0.1)
Equity securities - banking securities	0.1	0.1	-

Total fixed maturity and equity securities	$1.3	$1.5	$(0.2)

Total number of securities in a continuous unrealized loss position			3

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Greater than one year
Residential mortgage-backed securities - non agency backed	$0.8	$0.9	$(0.1)
Government and government agencies - foreign	0.4	0.5	(0.1)
Equity securities - banking securities	0.1	0.1	-

Total fixed maturity and equity securities	1.3	1.5	(0.2)

Total of all below investment grade AFS securities
Residential mortgage-backed securities - non agency backed	0.8	0.9	(0.1)
Government and government agencies - foreign	0.4	0.5	(0.1)
Equity securities - banking securities	0.1	0.1	-

Total fixed maturity and equity securities	$1.3	$1.5	$(0.2)

Total number of securities in a continuous unrealized loss position			3

(1) Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 35% and 33% of total gross unrealized losses and OTTI on all AFS securities at March 31, 2011 and December 31, 2010, respectively. Generally below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to March 31, 2011.

Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position were as follows:

		March 31, 2011
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Greater than one year	70% to 100%	$0.9	$1.0	$(0.2)

Total		$0.9	$1.0	$(0.2)

		December 31, 2010
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Greater than one year	70% to 100%	$1.3	$1.5	$(0.2)

Total		$1.3	$1.5	$(0.2)

(1) Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

There were no assets depressed over 20% and greater than one year at March 31, 2011. As there has been no impact to expected future cash flows, the Company does not consider the underlying investments to be impaired at March 31, 2011.

The amortized cost and estimated fair value of fixed maturity AFS securities at March 31, 2011 and December 31, 2010 by rating agency equivalent were:

	March 31, 2011		December 31, 2010
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$32.9	$35.3	$33.2	$35.7
AA	13.7	14.1	13.7	14.1
A	55.8	59.2	57.4	61.1
BBB	27.6	29.3	28.2	29.7
Below investment grade	4.2	4.4	4.7	4.9

Total fixed maturity AFS securities	$134.2	$142.3	$137.2	$145.5

Investment grade	97%	97%	97%	97%
Below investment grade	3%	3%	3%	3%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At March 31, 2011 and December 31, 2010 approximately $9.9 million (or 7%) and $11.2 million (or 8%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

For the three months ended March 31, 2011 there was less than $0.1 million of investment income on fixed maturity trading securities and less than $0.1 million of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company also recognized gains of less than $0.1 million during the three months ended March 31, 2011 on the conversion of a fixed maturity trading security to preferred stock.

Subprime Mortgage Investments

Subprime mortgages are loans to homebuyers who have weak or impaired credit histories. Through 2008, the market for these loans had expanded rapidly. During that time, however, lending practices and credit assessment standards grew steadily weaker. As a result, the market experienced a sharp increase in the number of loan defaults. Investors in subprime mortgage assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes ABS issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below 660 at issuance. The Company also categorizes ABS issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660 at issuance. The estimated fair value of the subprime mortgage investments at March 31, 2011 and December 31, 2010 was $1.9 million and $2.0 million, respectively, entirely in first lien - fixed rate, AAA quality and vintages prior to 2004.

OTTI

The Company had no impairment losses for the three months ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At March 31, 2011 and December 31, 2010, the Company’s assets included $172.0 million and $170.6 million, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During the first three months of 2011 and 2010, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.

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

The following table summarizes the Company’s ratings at May 12, 2011:

S&P	AA-	(4th out of 21)
A.M. Best	A+	(2nd out of 16)
Fitch	AA-	(4th out of 19)

A downgrade of our financial strength rating could affect our competitive position in the insurance industry as customers may select companies with higher financial strength ratings. These ratings are not a recommendation to buy or hold any of the Company’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at March 31, 2011:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$17.4	$29.8	$24.6	$112.0	$183.8
Separate Accounts (a)	92.8	160.3	138.9	522.4	914.4

	$110.2	$190.1	$163.5	$634.4	$1,098.2

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

Results of Operations

For the three months ended March 31, 2011 and 2010, the Company recorded net income of $1.7 million and $2.9 million, respectively. The decrease in income during 2011 as compared to 2010 was primarily due to net realized investment losses as compared to gains in 2010, increased policy benefits and 2011 income tax expense.

Policy charge revenue decreased slightly during the three months ended March 31, 2011 as compared to the same period in 2010. The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months Ended March 31,
(dollars in millions)	2011	2010	Change
Asset-based policy charge revenue	$2.2	$2.3	$(0.1)
Guaranteed benefit based policy charge revenue	0.3	0.3	-
Non-asset based policy charge revenue	1.1	1.1	-

Total policy charge revenue	$3.6	$3.7	$(0.1)

Net realized investment gains (losses) decreased $0.7 million during the three months ended March 31, 2011 as compared to the same period in 2010. The following table provides the changes in net realized investment gains (losses) by type:

	Three Months Ended March 31,
(dollars in millions)	2011	2010	Change
Interest related gains	$0.1	$0.8	$(0.7)	(a)
Equity related losses	(0.3)	(0.3)	-

Total net realized investment gains (losses)	$(0.2)	$0.5	$(0.7)

Write-downs for OTTI included in net realized investment gains (losses)	$-	$-	$-

(a)	The change in interest related gains were higher in Q1 2010 compared to Q1 2011 primarily as a result of higher fixed maturity securities’ sales in 2010.

Policy benefits decreased $0.3 million during the three months ended March 31, 2011 as compared to the same period in 2010. The following table provides the changes in policy benefits by type:

	Three Months Ended March 31,
(dollars in millions)	2011	2010	Change
Annuity benefit unlocking	$(0.6)	$(0.4)	$(0.2)	(a)
Annuity benefit expense	1.0	0.2	0.8	(b)
Life insurance mortality expense	0.2	0.5	(0.3)

Total policy benefits	$0.6	$0.3	$0.3

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)	Annuity benefit expense increased in 2011 primarily due to the change in the GMIB reinsurance reserve.

Amortization of VOBA was $0.6 million for the three months ended March 31, 2011, which included favorable unlocking of $0.3 million. Amortization of VOBA was $0.5 million for the three months ended March 31, 2010, which included favorable unlocking of $0.2 million. During the three months ended March 31, 2011, continued favorable equity market performance resulted in higher projected gross profits resulting in an increase in amortization and favorable unlocking as compared to the same period in 2010.

Insurance expenses and taxes decreased $0.3 million in the three months ended March 31, 2011 as compared to the same period in 2010. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months Ended March 31,
(dollars in millions)	2011	2010	Change
Commissions	$0.8	$0.8	$-
General insurance expenses	0.4	0.7	(0.3)	(a)

Total insurance expenses and taxes	$1.2	$1.5	$(0.3)

(a)	The decrease in general insurance expenses is primarily due to 2010 transition and system conversion related expenses.

Segment Information

The products that comprise the Annuity and Life Insurance segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company’s consolidated financial condition and results of operations presented herein.

ITEM 4. Controls and Procedures

The Company’s Disclosure Committee assists with the monitoring and evaluation of its disclosure controls and procedures. The Company’s President, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Company’s President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings.

Nothing to report.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1. “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

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

10.18

Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company of New York. (Incorporated by reference to the Annual Report on Form 10-K of Transamerica Advisors Life Insurance Company of New York, File Nos. 33-34562, 33-60288, 333-48983, 333-133224, filed March 25, 2011.)

10.19

Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York. (Incorporated by reference to the Annual Report on Form 10-K of Transamerica Advisors Life Insurance Company of New York, File Nos. 33-34562, 33-60288, 333-48983, 333-133224, filed March 25, 2011.)

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

Date: May 12, 2011

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