Form 10-Q
period 2011-06-30
TRANSAMERICA ADVISORS LIFE INSURANCE Co OF NEW YORK
filed 2011-08-12
CIK 862923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2011 - $131,054; 2010 - $137,198)	$140,487	$145,547
Fixed maturity trading securities	181	1,295
Equity available-for-sale securities, at estimated fair value (cost: 2011 - $1,228; 2010 - $80)	1,237	66
Policy loans	58,372	58,839

Total investments	200,277	205,747

Cash and cash equivalents	37,306	28,617
Accrued investment income	3,244	3,159
Deferred policy acquisition costs	427	364
Deferred sales inducements	157	133
Value of business acquired	28,394	29,639
Goodwill	500	500
Federal income taxes - current	996	113
Reinsurance receivables - net	-	171
Receivable for investments sold - net	-	13
Other assets	3,315	3,498
Separate Accounts assets	615,215	636,012

Total Assets	$889,831	$907,966

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$111,704	$115,096
Future policy benefits	18,065	17,439
Claims and claims settlement expenses	2,663	3,359

Total policyholder liabilities and accruals	132,432	135,894

Other policyholder funds	464	594
Federal income taxes - deferred	3,079	1,317
Affiliated payables - net	31	148
Reinsurance payables - net	35	-
Payables for securities purchased - net	17	-
Other liabilities	723	839
Separate Accounts liabilities	615,215	636,012

Total Liabilities	751,996	774,804

Stockholder’s Equity
Common stock ($10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	128,638	128,638
Accumulated other comprehensive income, net of taxes	6,302	5,549
Retained earnings (deficit)	695	(3,225)

Total Stockholder’s Equity	137,835	133,162

Total Liabilities and Stockholder’s Equity	$889,831	$907,966

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
	(unaudited)
Revenues
Policy charge revenue	$3,635	$3,804	$7,246	$7,457
Net investment income	2,458	2,707	5,032	5,305
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	(40)	(212)	(40)	(212)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	40	164	40	164
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(5)	-	(5)	-

Net other-than-temporary impairment losses on securities recognized in income	(5)	(48)	(5)	(48)
Net realized investment gains, excluding other-than-temporary impairment losses on securities	353	1,230	167	1,775

Net realized investment gains	348	1,182	162	1,727

Total Revenues	6,441	7,693	12,440	14,489

Benefits and Expenses
Interest credited to policyholder liabilities	1,541	1,531	2,761	2,924
Policy benefits (net of reinsurance recoveries: 2011 - $0, $128; 2010 - $32, $101)	360	3,334	970	3,636
Reinsurance premium ceded	109	137	213	425
Accretion of deferred policy acquisition costs	(19)	(24)	(63)	(40)
Amortization (accretion) of value of business acquired	626	(1,607)	1,268	(1,137)
Insurance expenses and taxes	977	1,137	2,181	2,593

Total Benefits and Expenses	3,594	4,508	7,330	8,401

Income Before Taxes	2,847	3,185	5,110	6,088

Federal Income Tax Expense (Benefit)
Current	(170)	(57)	(133)	-
Deferred	835	(1,400)	1,323	(1,457)

Federal Income Tax Expense (Benefit)	665	(1,457)	1,190	(1,457)

Net Income	$2,182	$4,642	$3,920	$7,545

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
	(unaudited)

Net Income	$2,182	$4,642	$3,920	$7,545

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains arising during the period	1,615	1,836	1,434	4,806
Reclassification adjustment for (gains) losses included in net income	(225)	245	(319)	(436)

	1,390	2,081	1,115	4,370

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	(40)	(164)	(40)	(164)
Change in previously recognized unrealized other-than- temporary impairments	26	-	27	-
Reclassification adjustment for other-than-temporary impairments included in net income	5	-	5	-

	(9)	(164)	(8)	(164)
Adjustments
Policyholder liabilities	20	23	39	57
Value of business acquired	(62)	(186)	45	(161)
Deferred federal income taxes	(475)	(623)	(438)	(1,456)

	(517)	(786)	(354)	(1,560)

Total other comprehensive income, net of taxes	864	1,131	753	2,646

Comprehensive Income	$3,046	$5,773	$4,673	$10,191

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	June 30, 2011	December 31, 2011
	(unaudited)	(audited)

Common Stock	$2,200	$2,200

Additional Paid-in Capital	$128,638	$128,638

Accumulated Other Comprehensive Income
Balance at beginning of period	$5,549	$2,050
Total other comprehensive income, net of taxes	753	3,499

Balance at end of period	$6,302	$5,549

Retained Earnings (Deficit)
Balance at beginning of period	$(3,225)	$(15,330)
Net income	3,920	12,105

Balance at end of period	$695	$(3,225)

Total Stockholder’s Equity	$137,835	$133,162

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(dollars in thousands)	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,920	$7,545
Adjustment to reconcile net income to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	(63)	(40)
Change in deferred sales inducements	(24)	(15)
Change in value of business acquired	1,268	(1,137)
Change in benefit reserves	275	1,808
Change in federal income tax accruals	441	(2,174)
Change in claims and claims settlement expenses	(696)	2,658
Change in other policyholder funds	(130)	230
Change in other operating assets and liabilities, net	100	(2,659)
Amortization of investments	102	15
Interest credited to policyholder liabilities	2,761	2,924
Net change in fixed maturity trading securities	(33)	-
Net realized investment gains	(162)	(1,727)

Net cash and cash equivalents provided by operating activities	7,759	7,428

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	6,230	30,900
Maturities of available-for-sale securities	1,769	4,477
Purchases of available-for-sale securities	(2,648)	(63,726)
Sales of fixed maturity trading securities	1,147	-
Net settlements on futures contracts	(273)	376
Policy loans on insurance contracts, net	467	1,232

Net cash and cash equivalents provided by (used in) investing activities	6,692	(26,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	259	332
Policyholder withdrawals	(6,021)	(7,523)

Net cash and cash equivalents used in financing activities	(5,762)	(7,191)

Net increase (decrease) in cash and cash equivalents (1)	8,689	(26,504)
Cash and cash equivalents, beginning of year	28,617	49,423

Cash and cash equivalents, end of period	$37,306	$22,919

(1) Included in net increase (decrease) in cash and cash equivalents is interest paid (2011 - $1; 2010 - $2); interest received (2011 - $0; 2010 - $2); Federal income taxes paid (2011 - $750; 2010 - $805); Federal income taxes received (2011 - $0; 2010 - $88).

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

Future Adoption of Accounting Guidance

ASC 944, Financial Services—Insurance

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. An insurance entity may only capitalize incremental direct costs of contract acquisition, the portion of employees’ compensation directly related to time spent performing specified acquisition activities for a contract that has actually been acquired, other costs related directly to specified activities that would not have been incurred had the acquisition contract transaction not occurred, and advertising costs that meet capitalization criteria in other GAAP guidance. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt the guidance prospectively on January 1, 2012. The adoption is not expected to have a material impact on the Company’s results of operations and financial position.

ASC 820, Fair Value Measurements and Disclosures

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. Some of the amendments represent clarifications of existing requirements. Other amendments change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the guidance on January 1, 2012 and is currently evaluating its impact on the Company’s results of operations and financial position.

ASC 220, Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The guidance requires an entity to report components of comprehensive income in either a single, continuous statement of comprehensive income or two separate but consecutive statements. Under the two statement approach, the first statement would include components of net income and the second statement would include components of other comprehensive income (“OCI”). Regardless of format, an entity is required to present items that are reclassified from OCI to net income in both net income and OCI. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt the guidance on January 1, 2012 and anticipates no impact on the Company’s results of operations and financial position.

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$101,556	$-	$101,556
Asset-backed securities	-	4,219	-	4,219
Commercial mortgage-backed securities	-	27,218	-	27,218
Residential mortgage-backed securities	-	1,053	-	1,053
Government and government agencies
United States	2,964	-	-	2,964
Foreign	2,475	1,002	-	3,477

Total fixed maturity AFS securities (a)	5,439	135,048	-	140,487
Fixed maturity trading securities - corporate securities (a)	-	181	-	181
Equity securities - banking securities (a)	-	1,237	-	1,237
Cash equivalents (b)	-	37,372	-	37,372
Separate Accounts assets (c)	615,215	-	-	615,215

Total assets	$620,654	$173,838	$-	$794,492

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(4,720)	$(4,720)

Total liabilities	$-	$-	$(4,720)	$(4,720)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$106,361	$-	$106,361
Asset-backed securities	-	4,434	-	4,434
Commercial mortgage-backed securities	-	27,232	-	27,232
Residential mortgage-backed securities	-	1,202	-	1,202
Government and government agencies
United States	2,936	-	-	2,936
Foreign	2,401	981	-	3,382

Total fixed maturity AFS securities (a)	5,337	140,210	-	145,547
Fixed maturity trading securities - corporate securities (a)	-	1,295	-	1,295
Equity securities - banking securities (a)	-	66	-	66
Cash equivalents (b)	-	29,722	-	29,722
Separate Accounts assets (c)	636,012	-	-	636,012

Total assets	$641,349	$171,293	$-	$812,642

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(4,973)	$(4,973)

Total liabilities	$-	$-	$(4,973)	$(4,973)

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
(d)

The Company issued contracts containing guaranteed minimum withdrawal benefit riders (“GMWB”) and obtained reinsurance on guaranteed minimum income benefit riders (“GMIB reinsurance”). GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host variable annuity contract. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed rider fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, their fair values are determined using stochastic techniques under a variety of market return, discount rates and actuarial assumptions. Since many of the assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 of the fair value hierarchy.

During 2011, there were no transfers between Level 1 and 2, respectively.

There were no Level 3 assets at June 30, 2011. The following table provides a summary of the change in fair value of the Company’s Level 3 assets at December 31, 2010:

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

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the Standard & Poor’s (“S&P”) 500 index

(expressed as a spot rate) was 24.5% at June 30, 2011 and 24.8% at December 31, 2010. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance
Balance at beginning of period (b)	$529	$(5,502)	$1,263	$(5,745)

Changes in interest rates (a)	34	(167)	527	(799)
Changes in equity markets (a)	171	215	28	315
Other (a)	-	-	(1,289)	727

Balance at end of period (b)	$734	$(5,454)	$529	$(5,502)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During the six months ended June 30, 2011, the change in the GMWB reserve was primarily driven by lower than expected market performance. The change in the GMIB reinsurance was primarily driven by inforce experience, partially offset by the reduction in interest rates. During 2010, the decrease in the GMWB and GMIB reinsurance reserves was principally driven by a decline in risk neutral rates and updated policyholder behavior assumptions partially offset by improved equity markets.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at June 30, 2011 and December 31, 2010 were:

	June 30, 2011
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$95,083	$6,707	$(234)	$101,556
Asset-backed securities	4,098	121	-	4,219
Commercial mortgage-backed securities	24,536	2,682	-	27,218
Residential mortgage-backed securities	1,169	17	(133)	1,053
Government and government agencies
United States	2,979	98	(113)	2,964
Foreign	3,189	374	(86)	3,477

Total fixed maturity AFS securities	$131,054	$9,999	$(566)	$140,487

Equity securities - preferred stocks
Banking securities	$1,228	$19	$(10)	$1,237

Total equity securities	$1,228	$19	$(10)	$1,237

	December 31, 2010
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$100,552	$6,198	$(389)	$106,361
Asset-backed securities	4,286	148	-	4,434
Commercial mortgage-backed securities	24,859	2,373	-	27,232
Residential mortgage-backed securities	1,320	23	(141)	1,202
Government and government agencies
United States	2,986	58	(108)	2,936
Foreign	3,195	275	(88)	3,382

Total fixed maturity AFS securities	$137,198	$9,075	$(726)	$145,547

Equity securities - preferred stocks
Banking securities	$80	$-	$(14)	$66

Total equity securities	$80	$-	$(14)	$66

(1) Subsequent unrealized gains (losses) on other-than-temporary (“OTTI”) securities are included in OCI-OTTI.

Excluding investments in United States government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at June 30, 2011 and December 31, 2010 were:

	June 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$127,156	$136,415	$132,510	$140,665
Below investment grade	3,898	4,072	4,688	4,882

Total fixed maturity AFS securities	$131,054	$140,487	$137,198	$145,547

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P BBB- or higher (or similar rating agency). At June 30, 2011 and December 31, 2010, the estimated fair value of fixed maturity securities rated BBB- were $9,849 and $11,174, respectively, which is the lowest investment grade rating given by S&P.

The amortized cost and estimated fair value of fixed maturity AFS securities at June 30, 2011 and December 31, 2010 by contractual maturities were:

	June 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$600	$624	$415	$417
Due after one year through five years	27,812	29,939	30,148	31,240
Due after five years through ten years	63,137	67,340	65,964	70,502
Due after ten years	9,702	10,094	10,206	10,520

	101,251	107,997	106,733	112,679
Mortgage-backed securities and other asset-backed securities	29,803	32,490	30,465	32,868

Total fixed maturity AFS securities	$131,054	$140,487	$137,198	$145,547

In the preceding table fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During the three months ended June 30, 2011, there was no investment income on fixed maturity trading securities and ($11) of loss recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. During the six months ended June 30, 2011, there was $22 of investment income on fixed maturity trading securities and $8 of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company also recognized gains of $25 during the first quarter of 2011 on the conversion of a fixed maturity trading security to preferred stock.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$2,218	$2,245	$(27)
Commercial mortgage-backed securities	136	136	-

Total fixed maturity and equity securities	2,354	2,381	(27)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	3,302	3,509	(207)
Residential mortgage-backed securities	3	3	-
Government and government agencies - United States	916	1,029	(113)

Total fixed maturity and equity securities	4,221	4,541	(320)

Greater than one year
Fixed maturity AFS securities
Residential mortgage-backed securities	756	889	(133)
Government and government agencies - foreign	375	461	(86)
Equity securities - banking securities	70	80	(10)

Total fixed maturity and equity securities	1,201	1,430	(229)

Total fixed maturity and equity securities	$7,776	$8,352	$(576)

	December 31, 2010
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$9,862	$10,238	$(376)
Residential mortgage-backed securities	3	3	-
Government and government agencies - United States	921	1,029	(108)

Total fixed maturity and equity securities	10,786	11,270	(484)

Greater than one year
Fixed maturity AFS securities
Corporate securities	771	784	(13)
Residential mortgage-backed securities	812	953	(141)
Government and government agencies - foreign	373	461	(88)
Equity securities - banking securities	66	80	(14)

Total fixed maturity and equity securities	2,022	2,278	(256)

Total fixed maturity and equity securities	$12,808	$13,548	$(740)

(1) Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 10 and 11 at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, there were no securities whose fair value had declined below amortized cost by greater than 20%.

Unrealized gains (losses) incurred during the first half of 2011 and 2010 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads as well as asset mix changes in the portfolio. As the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.

The components of net unrealized gain (loss) and OTTI included in accumulated other comprehensive income, net of taxes, at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Assets
Fixed maturity securities	$9,433	$8,349
Equity securities	9	(14)
Value of business acquired	(82)	(127)

	9,360	8,208

Liabilities
Policyholder account balances	408	369
Federal income taxes - deferred	(3,466)	(3,028)

	(3,058)	(2,659)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$6,302	$5,549

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

Policy Loans

Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at June 30, 2011 and December 31, 2010 was $58,372 and $58,839, respectively. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

Derivatives

The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. At June 30, 2011, the Company had 10 outstanding short futures contracts with a notional value of $3,289. At December 31, 2010, the Company had 20 outstanding short futures contracts with a notional value of $6,265.

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three and six months ended June 30 were as follows:

	$30,900000	$30,900000	$30,900000	$30,900000
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds	$4,367	$8,381	$6,229	$30,900
Gross realized investment gains	366	678	475	1,519
Gross realized investment losses	(13)	(87)	(13)	(87)

Proceeds on AFS securities sold at a realized loss	1,487	1,810	1,487	2,599

Net realized investment gains (losses) for the three and six months ended June 30 were as follows:

	$30,900000	$30,900000	$30,900000	$30,900000
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fixed maturity securities	$348	$543	$457	$1,384
Derivatives	-	671	(273)	375
Adjustment related to value of business acquired	-	(32)	(22)	(32)

Net realized investment gains	$348	$1,182	$162	$1,727

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Balance at beginning of period	$25	$-
Credit loss impairment recognized in the current period on securities not previously impaired	-	48
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	5	-
Accretion of credit loss impairments previously recognized	(7)	(23)

Balance at end of period	$23	$25

The components of OTTI reflected in the Statements of Income for the three and six months ended June 30 were as follows:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$45	$40	$5	$45	$40	$5
Value of business acquired amortization	-	-	-	-	-	-

Net OTTI Losses	$45	$40	$5	$45	$40	$5

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$212	$164	$48	$212	$164	$48
Value of business acquired amortization	-	-	-	-	-	-

Net OTTI Losses	$212	$164	$48	$212	$164	$48

For the three and six months ended June 30, 2011, the Company recorded impairment losses of $5 and $5, respectively, with no associated amortization of value of business acquired. The impairment loss was the result of the Company impairing its holding of a 2005 vintage residential mortgage-backed security in the second quarter due to an adverse change in cash flows. For the three and six months ended June 30, 2010, the Company recorded impairment losses of $48 and $48, respectively, with no associated amortization of value of business acquired. The impairment losses were principally the result of the Company impairing its holding of a 2005 vintage residential mortgage-backed security in the second quarter due to an adverse change in cash flows.

Note 4. Value of Business Acquired (“VOBA”), Deferred Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at June 30, 2011 and 2010.

The change in the carrying amount of VOBA for the three and six months ended June 30 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Accretion (amortization) expense	$(553)	$2,097	$(1,528)	$1,434
Unlocking	(75)	(490)	260	(297)
Adjustment related to realized gains on investments	-	(32)	(22)	(32)
Adjustment related to unrealized (gains) losses and OTTI on investments	(62)	(186)	45	(161)

Change in VOBA carrying amount	$(690)	$1,389	$(1,245)	$944

During the six months ended June 30, 2011, favorable equity market performance resulted in amortization and favorable unlocking as compared to the same period in 2010.

DAC and DSI

The change in the carrying amount of DAC and DSI for the three and six months ended June 30 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
DAC	2011	2010	2011	2010
Capitalization	$-	$28	$-	$-
Accretion (amortization) expense	(2)	42	98	57
Unlocking	21	(18)	(35)	(17)

Change in DAC carrying amount	$19	$52	$63	$40

	Three Months Ended June 30,		Six Months Ended June 30,
DSI	2011	2010	2011	2010
Accretion (amortization) expense	$(1)	$16	$36	$22
Unlocking	9	(4)	(12)	(7)

Change in DSI carrying amount	$8	$12	$24	$15

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the variable annuity GMDB and GMIB liabilities for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
GMDB	2011	2010	2011	2010
Guaranteed benefits incurred	$433	$513	$882	$1,057
Guaranteed benefits paid	(151)	(281)	(299)	(455)
Unlocking	(281)	516	(581)	288

Change in GMDB	$1	$748	$2	$890

	Three Months Ended June 30,		Six Months Ended June 30,
GMIB	2011	2010	2011	2010
Guaranteed benefits incurred	$145	$283	$315	$606
Unlocking	108	509	(195)	387

Change in GMIB	$253	$792	$120	$993

During the six months ended June 30, 2011, the change in reserves was primarily driven by the favorable market performance during the first quarter 2011. Unfavorable unlocking for the three and six months ended June 30, 2010 was primarily due to unfavorable equity market performance resulting in higher estimates of future benefit amounts.

The variable annuity GMDB liability at June 30, 2011 and December 31, 2010 was $12 and $10, respectively. The variable annuity GMIB liability at June 30, 2011 and December 31, 2010 was $2,133 and $2,013, respectively.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value. For the three and six months ended June 30, 2011 and 2010, an insignificant amount of variable life guaranteed benefits were recorded as policy benefits in the Statements of Income as incurred or paid.

Note 6. Federal Income Taxes

The effective tax rate was 23% and (24%) for the six months ended June 30, 2011 and 2010, respectively. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating loss carryforward.

At June 30, 2011, the Company did not have a tax valuation allowance for deferred tax assets. The tax valuation allowance was deemed no longer necessary at December 31, 2010 as management determined that it is more likely than not that the deferred tax assets will be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $201 (gross $574) and $403 (gross $1,152) that should not be recognized at June 30, 2011 and December 31, 2010, respectively, which primarily relates to uncertainty regarding the sustainability of certain deductions taken on the 2009 and 2008 U.S. Federal income tax return. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	June 30, 2011	December 31, 2010
Unrecognized tax benefits, beginning balance	$403	$343
Additions for tax positions of prior years	-	60
Reductions for tax positions of prior years	(202)	-

Unrecognized tax benefits, ending balance	$201	$403

At June 30, 2011 and December 31, 2010, the Company had an operating loss carryforward for federal income tax purposes of $4,562 (net of the ASC 740 reduction of $574) and $7,059 (net of the ASC 740 reduction of $1,152), respectively, with a carryforward period of fifteen years that expire at various dates up to 2023. The Company has a foreign tax credit carryforward at June 30, 2011 and December 31, 2010 of $363 and $343, respectively, with a carryforward period of ten years that will expire at various dates up to 2021. Also, the Company has an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $243 and $174 at June 30, 2011 and December 31, 2010, respectively, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company hasn’t incurred or recognized any penalties in its financial statements at June 30, 2011 and December 31, 2010, respectively. The Company did not recognize any interest expense at June 30, 2011. The Company recognized interest expense of ($11) at December 31, 2010. The accrued interest expense related to federal income tax was released during 2010 based on the expectation that the net operating loss will offset any taxable income generated by the uncertain tax position for the Company in future tax periods.

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

The Company’s statutory net income (loss) for the six months ended June 30, 2011 and 2010 was $6,269 and ($3,780), respectively. Statutory capital and surplus at June 30, 2011 and December 31, 2010 was $99,339 and $95,501, respectively.

During the first half of 2011 and 2010, the Company did not pay any dividends to AUSA or receive any capital contributions from AUSA.

A financial exam of the Company, for the period January 1, 2005 through December 31, 2009, was completed on April 21, 2011. The Report on Examination – Financial Condition, as of December 31, 2009, was adopted by the New York Insurance Department and made an official record on June 24, 2011. There were no changes to the Company’s financial statements as a result of the exam.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At June 30, 2011 and December 31, 2010, reinsurance receivables (payables) were ($35) and $171, respectively. At June 30, 2011 and December 31, 2010, the reinsurance reserve was $88 and $89, respectively.

The Company is party to an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold from January 1, 1997 to June 30, 2001.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At June 30, 2011, 57% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2010, 58% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 9. Related Party Transactions

At June 30, 2011, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three and six months ended June 30, 2011, the Company incurred $141 and $282, respectively, in expenses under this agreement. During the three and six months ended June 30, 2010, the Company incurred $92 and $528, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and six months ended June 30, 2011, the Company incurred $50 and $101, respectively, in expenses under this agreement. During the three and six months ended June 30, 2010, the Company incurred $50 and $97, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three and six months ended June 30, 2011, the Company incurred $655 and $1,386, respectively, in expenses under this agreement. During the three and six months ended June 30, 2010, the Company incurred $671 and $1,378, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three and six months ended June 30, 2011, the Company incurred $5 and $9, respectively, in expenses under this agreement. During the three and six months ended June 30, 2010, the Company did not incur any expenses under these agreements.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has also entered into a distribution and shareholder services agreement for certain of the said funds. During the three and six months ended June 30, 2011, the Company received $20 and $41, respectively, under this agreement. During the three and six months ended June 30, 2010, the Company received $1 and $1, respectively, under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a service agreement with Western Reserve Life Assurance Co. of Ohio (“WRL”) whereby WRL will perform specified administrative functions in connection with the operation of the Company except to the extent that the services are performed for the Company by another party. During the three and six months ended June 30, 2011, the Company incurred $167 and $343, respectively, in expenses under this agreement. During the three and six months ended June 30, 2010, the Company incurred $44 and $89, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 10. Segment Information

In reporting to management, the Company’s operating results are categorized into two business segments: Annuity and Life Insurance. The Company’s Annuity segment consists of variable annuities and interest-sensitive annuities. The Company’s Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The accounting policies of the business segments are the same as those for the Company’s financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The following tables summarize each business segment’s contribution to select Statements of Income information for the three and six months ended:

	Annuity	Life Insurance	Total
Three months ended June 30, 2011
Net revenues (a)	$3,597	$1,303	$4,900
Amortization of VOBA	203	423	626
Policy benefits (net of reinsurance recoveries)	(33)	393	360
Federal income tax expense	637	28	665
Net income	1,948	234	2,182

Three months ended June 30, 2010
Net revenues (a)	$4,596	$1,566	$6,162
Amortization (accretion) of VOBA	(1,827)	220	(1,607)
Policy benefits (net of reinsurance recoveries)	2,137	1,197	3,334
Federal income tax expense (benefit)	(1,230)	(227)	(1,457)
Net income	4,399	243	4,642

	Annuity	Life Insurance	Total
Six months ended June 30, 2011
Net revenues (a)	$6,675	$3,004	$9,679
Amortization of VOBA	546	722	1,268
Policy benefits (net of reinsurance recoveries)	424	546	970
Federal income tax expense	883	307	1,190
Net income	2,959	961	3,920

Six months ended June 30, 2010
Net revenues (a)	$8,484	$3,081	$11,565
Amortization (accretion) of VOBA	(1,687)	550	(1,137)
Policy benefits (net of reinsurance recoveries)	1,960	1,676	3,636
Federal income tax expense (benefit)	(1,240)	(217)	(1,457)
Net income	6,894	651	7,545

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

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

Deposits

Total direct deposits (including internal exchanges) were $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2011. Total direct deposits (including internal exchanges) were $0.3 million and $0.4 million, respectively, for the three and six months ended June 30, 2010. Internal exchanges during the three and six months ended June 30, 2011 were $0.1 million and $0.1 million, respectively. Internal exchanges during the three and six months ended June 30, 2010 were $0.1 million and $0.1 million, respectively.

Financial Condition

At June 30, 2011, the Company’s assets were $889.8 million or $18.2 million lower than the $908.0 million in assets at December 31, 2010. Assets excluding Separate Accounts assets increased $2.6 million. Separate Accounts assets, which represent 69% of total assets, decreased $20.8 million to $615.2 million.

Changes in Separate Accounts assets were as follows:

(dollars in millions)	Six Months Ended June 30, 2011
Investment performance	$29.9
Deposits	0.3
Policy fees and charges	(6.4)
Surrenders, benefits and withdrawals	(44.6)

Net change	$(20.8)

During the first half of 2011 and 2010, the Company did not have any fixed contract owner deposits and fixed contract owner withdrawals were $3.8 million and $4.4 million, respectively.

Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended June 30, 2011 with increases (decreases) of 1%, (0.3%) and (0.4%), respectively, from March 31, 2011 and increases of 7%, 5% and 5%, respectively, from December 31, 2010.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 76% of Separate Accounts assets were invested in equity-based mutual funds at June 30, 2011. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.

During the six months ended June 30, 2011, average variable account balances decreased $1.3 million to $629.3 million as compared to the same period in 2010.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average medium term interest rate yield (a)	0.80%	0.91%	0.80%	0.91%
Decrease in medium term interest rates (in basis points)	(31)	(25)	(17)	(52)
Credit spreads (in basis points) (b)	173	208	173	208
Expanding (contracting) of credit spreads (in basis points)	26	48	(2)	8

Increase on market valuations (in millions)
Available-for-sale investment securities	$1.4	$1.9	$1.1	$4.2
Interest-sensitive policyholder liabilities	0.0	0.0	0.0	0.1

Net change on market valuations	$1.4	$1.9	$1.1	$4.3

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

At June 30, 2011 and December 31, 2010, approximately $18.0 million (or 13%) and $22.1 million (or 15%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale.

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

Other-Than-Temporary Impairment (“OTTI”) Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity AFS securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and information obtained from external sources (i.e., company announcements, ratings agency announcements, or news wire services). For fixed maturity AFS securities, the Company also considers whether it is more likely than not that it will not be required to sell the debt security before its anticipated recovery. The factors that may give rise to a potential OTTI include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.

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

For the three and six months ended June 30, 2011, the Company recorded impairment losses of less than $0.1 million, respectively, with no associated amortization of value of business acquired. For the three and six months ended June 30, 2010, the Company recorded an OTTI in income of less than $0.1 million, respectively, with no associated value of business acquired amortization.

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. At June 30, 2011, the Company had 10 outstanding short futures contracts with a notional amount of $3.3 million. At December 31, 2010, the Company had 20 outstanding short futures contracts with a notional amount of $6.3 million.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At June 30, 2011 and December 31, 2010, the Company’s VOBA asset was $28.4 million and $29.6 million, respectively. For the three and six months ended June 30, 2011, the favorable (unfavorable) impact to pre-tax net income related to VOBA unlocking was ($0.1) million and $0.3 million, respectively. For the three and six months ended June 30, 2010, the unfavorable impact to pre-tax income related to VOBA unlocking was $0.5 million and $0.3 million, respectively. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At June 30, 2011 and December 31, 2010, variable annuities accounted for the Company’s entire DAC asset of $0.4 million and $0.4 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three and six months ended June 30, 2011 and 2010, there was relatively no impact to pre-tax income related to DAC unlocking. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At June 30, 2011 and December 31, 2010, variable annuities accounted for the Company’s entire DSI asset of $0.2 million and $0.1 million, respectively. See Note 4 to the Financial Statements for a further discussion.

The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at June 30, 2011 and 2010.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders at the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at June 30, 2011 and December 31, 2010 were $111.7 million and $115.1 million, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At June 30, 2011 and December 31, 2010, future policy benefits were $18.1 million and $17.4 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At June 30, 2011 and December 31, 2010, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	June 30, 2011	December 31, 2010
GMDB liability	$0.0	$0.0
GMIB liability	2.1	2.0

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three and six months ended June 30, 2011, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was $0.2 million and $0.8 million, respectively. For the three and six months ended June 30, 2010, the unfavorable impact to pre-tax income related to GMDB and GMIB unlocking was $1.0 million and $0.7 million, respectively.

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

At June 30, 2011 and December 31, 2010, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

(dollars in millions)	June 30, 2011	December 31, 2010
GMWB liability	$0.7	$0.5
GMIB reinsurance asset	(5.5)	(5.5)

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

•

ASC 820, Fair Value Measurements and Disclosures – ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS – amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards – will be adopted January 1, 2012.

•

ASC 220, Comprehensive Income – ASU 2011-05, Presentation of Comprehensive Income – requires an entity to report components of comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements – will be adopted January 1, 2012.

Investments

The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents.

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at June 30, 2011 and December 31, 2010 were:

	June 30, 2011
					% of Estimated Fair Value
		Gross Unrealized		Estimated Fair Value
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities
Financial services	$17.7	$1.1	$(0.1)	$18.7	13%
Industrial	71.7	5.3	(0.1)	76.9	55
Utility	5.7	0.3	-	6.0	4
Asset-backed securities
Housing related	1.8	-	-	1.8	1
Credit cards	0.3	-	-	0.3	-
Autos	2.0	0.1	-	2.1	1
Commercial mortgage-backed securities - non agency backed	24.5	2.7	-	27.2	20
Residential mortgage-backed securities
Agency backed	0.3	-	-	0.3	-
Non agency backed	0.9	-	(0.2)	0.7	1
Government and government agencies
United States	3.0	0.1	(0.1)	3.0	2
Foreign	3.2	0.4	(0.1)	3.5	2

Total fixed maturity AFS securities	131.1	10.0	(0.6)	140.5	99

Equity securities - banking securities	1.2	-	-	1.2	1

Total equity securities	1.2	-	-	1.2	1

Total fixed maturity and equity securities	$132.3	$10.0	$(0.6)	$141.7	100%

	December 31, 2010
					% of Estimated Fair Value
		Gross Unrealized		Estimated Fair Value
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities
Financial services	$19.4	$1.0	$(0.2)	$20.2	14%
Industrial	76.3	4.9	(0.1)	81.1	57
Utility	4.8	0.3	(0.1)	5.0	3
Asset-backed securities
Housing related	2.0	-	-	2.0	1
Credit cards	0.3	-	-	0.3	-
Autos	2.0	0.1	-	2.1	1
Commercial mortgage-backed securities - non agency backed	24.9	2.4	-	27.3	19
Residential mortgage-backed securities
Agency backed	0.4	-	-	0.4	-
Non agency backed	0.9	-	(0.1)	0.8	1
Government and government agencies
United States	3.0	-	(0.1)	2.9	2
Foreign	3.2	0.3	(0.1)	3.4	2

Total fixed maturity AFS securities	137.2	9.0	(0.7)	145.5	100

Equity securities - banking securities	0.1	-	-	0.1	-

Total equity securities	0.1	-	-	0.1	-

Total fixed maturity and equity securities	$137.3	$9.0	$(0.7)	$145.6	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent and ability to hold to recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at June 30, 2011.

Five issuers represent more than 5% of the total unrealized loss position, comprised of two corporate non-convertible bonds, two government securities and one RMBS holding. The Company owns two investment grade corporate non-convertible securities with unrealized losses totaling $0.2 million. The Company’s government bonds have unrealized losses of $0.2 million, were issued in the United States and Venezuela and are rated investment grade and below investment grade, respectively. The Company’s RMBS unrealized loss is $0.1 million and relates to a securitized portfolio of 2005 vintage prime hybrid mortgages that contain fixed income positions where our holding is rated below investment grade and was impaired to discounted cash flows during the quarter ended June 30, 2011.

At June 30, 2011 and December 31, 2010, approximately $0.3 million (or 1%) and $0.4 million (or 1%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Unrealized gains (losses) incurred during the first half of 2011 and 2010 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads as well as asset mix changes in the portfolio. As the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade AFS securities were as follows:

	MMMMMN	MMMMMN	MMMMMN
	June 30, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$0.7	$0.7	$-
Utility	1.5	1.5	-
Commercial mortgage-backed securities - non agency backed	0.1	0.1	-

Total fixed maturity and equity securities	2.3	2.3	-

Greater than six months but less than or equal to one year
Corporate securities
Financial services	1.4	1.5	(0.1)
Industrial	1.9	2.0	(0.1)
Government and government agencies - United States	0.9	1.0	(0.1)

Total fixed maturity and equity securities	4.2	4.5	(0.3)

Total of all investment grade AFS securities
Corporate securities
Financial services	2.1	2.2	(0.1)
Industrial	1.9	2.0	(0.1)
Utility	1.5	1.5	-
Commercial mortgage-backed securities - non agency backed	0.1	0.1	-
Government and government agencies - United States	0.9	1.0	(0.1)

Total fixed maturity and equity securities	$6.5	$6.8	$(0.3)

Total number of securities in a continuous unrealized loss position			7

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$2.8	$3.0	$(0.2)
Industrial	5.2	5.3	(0.1)
Utility	1.9	2.0	(0.1)
Government and government agencies - United States	0.9	1.0	(0.1)

Total fixed maturity and equity securities	10.8	11.3	(0.5)

Greater than one year
Corporate securities - financial services	0.8	0.8	-

Total fixed maturity and equity securities	0.8	0.8	-

Total of all investment grade AFS securities
Corporate securities
Financial services	3.6	3.8	(0.2)
Industrial	5.2	5.3	(0.1)
Utility	1.9	2.0	(0.1)
Government and government agencies - United States	0.9	1.0	(0.1)

Total fixed maturity and equity securities	$11.6	$12.1	$(0.5)

Total number of securities in a continuous unrealized loss position			8

(1) Subsequent unrealized gains/losses on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	June 30, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Greater than one year
Residential mortgage-backed securities - agency backed	$0.7	$0.9	$(0.2)
Government and government agencies - foreign	0.4	0.5	(0.1)
Equity securities - banking securities	0.1	0.1	-

Total fixed maturity and equity securities	1.2	1.5	(0.3)

Total of all below investment grade AFS securities
Residential mortgage-backed securities - agency backed	0.7	0.9	(0.2)
Government and government agencies - foreign	0.4	0.5	(0.1)
Equity securities - banking securities	0.1	0.1	-

Total fixed maturity and equity securities	$1.2	$1.5	$(0.3)

Total number of securities in a continuous unrealized loss position			3

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Greater than one year
Residential mortgage-backed securities - non agency backed	$0.8	$0.9	$(0.1)
Government and government agencies - foreign	0.4	0.5	(0.1)
Equity securities - banking securities	0.1	0.1	-

Total fixed maturity and equity securities	1.3	1.5	(0.2)

Total of all below investment grade AFS securities
Residential mortgage-backed securities - non agency backed	0.8	0.9	(0.1)
Government and government agencies - foreign	0.4	0.5	(0.1)
Equity securities - banking securities	0.1	0.1	-

Total fixed maturity and equity securities	$1.3	$1.5	$(0.2)

Total number of securities in a continuous unrealized loss position			3

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 50% and 33% of total gross unrealized losses and OTTI on all AFS securities at June 30, 2011 and December 31, 2010, respectively. Generally below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to June 30, 2011.

Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position were as follows:

		June 30, 2011
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Greater than one year	70% to 100%	$1.2	$1.5	$(0.3)

Total		$1.2	$1.5	$(0.3)

		December 31, 2010
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Greater than one year	70% to 100%	$1.3	$1.5	$(0.2)

Total		$1.3	$1.5	$(0.2)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

There were no assets depressed over 20% and greater than one year at June 30, 2011. As there has been no impact to expected future cash flows, the Company does not consider the underlying investments to be impaired at June 30, 2011.

The amortized cost and estimated fair value of fixed maturity AFS securities at June 30, 2011 and December 31, 2010 by rating agency equivalent were:

	June 30, 2011		December 31, 2010
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$32.6	$35.4	$33.2	$35.7
AA	12.2	12.8	13.7	14.1
A	55.8	60.2	57.4	61.1
BBB	26.6	28.0	28.2	29.7
Below investment grade	3.9	4.1	4.7	4.9

Total fixed maturity AFS securities	$131.1	$140.5	$137.2	$145.5

Investment grade	97%	97%	97%	97%
Below investment grade	3%	3%	3%	3%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At June 30, 2011 and December 31, 2010 approximately $9.8 million (or 7%) and $11.2 million (or 8%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

During the three months ended June 30, 2011, there was no investment income on fixed maturity trading securities and less than ($0.1) million of loss recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. During the six months ended June 30, 2011, there was less than $0.1 million of investment income on fixed maturity trading securities and less than $0.1 million of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company also recognized gains of less than $0.1 million during the first quarter of 2011 on the conversion of a fixed maturity trading security to preferred stock.

Subprime Mortgage Investments

Subprime mortgages are loans to homebuyers who have weak or impaired credit histories. Through 2008, the market for these loans had expanded rapidly. During that time, however, lending practices and credit assessment standards grew steadily weaker. As a result, the market experienced a sharp increase in the number of loan defaults. Investors in subprime mortgage assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes ABS issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below 660 at issuance. The Company also categorizes ABS issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660 at issuance. The estimated fair value of the subprime mortgage investments at June 30, 2011 and December 31, 2010 was $1.8 million and $2.0 million, respectively, entirely in first lien - fixed rate, AAA quality and vintages prior to 2004.

OTTI

The Company recorded impairment losses of less than $0.1 million for the three and six months ended June 30, 2011, respectively, with no associated VOBA amortization. The impairment loss was the result of the Company impairing its holding of a 2005 vintage residential mortgage-backed security in the second quarter due to an adverse change in cash flows. The Company’s impairment losses were less than $0.1 million for the three and six months ended June 30, 2010, respectively, with no associated VOBA amortization. The impairment losses were principally the result of the Company impairing its holding of a 2005 vintage RMBS in the second quarter due to an adverse change in cash flows.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At June 30, 2011 and December 31, 2010, the Company’s assets included $173.9 million and $170.6 million, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During the first half of 2011 and 2010, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.

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

The following table summarizes the Company’s ratings at August 12, 2011:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at June 30, 2011:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$16.6	$28.8	$23.6	$109.1	$178.1
Separate Accounts (a)	87.6	151.9	135.0	507.8	882.3

	$104.2	$180.7	$158.6	$616.9	$1,060.4

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

Results of Operations

For the three months ended June 30, 2011 and 2010, the Company recorded net income of $2.2 million and $4.6 million, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded net income of $3.9 million and $7.5 million, respectively. The decrease in income for the three and six months ended June 30, 2011 as compared to the same periods in 2010 was primarily due to VOBA amortization in 2011 as compared to accretion in 2010, lower net realized investment gains, and income tax expense in 2011 as compared to income tax benefits in 2010 partially offset by lower policy benefits.

Policy charge revenue decreased $0.2 million during the three and six months ended June 30, 2011 as compared to the same periods in 2010. The decrease was primarily driven by a decline in non-asset based policy charge revenue as a result of a decline in surrender fees revenue.

Net realized investment gains decreased $0.9 million and $1.6 million during the three and six months ended June 30, 2011 as compared to the same periods in 2010. The following table provides the changes in net realized investment gains (losses) by type:

(dollars in millions)	Three Months 2011 vs. 2010	Six Months 2011 vs. 2010
Interest related gains (losses)	$(0.2)	$(1.0	) (a)
Equity related gains (losses)	(0.7)	(0.6	) (b)

Total net realized investment gains (losses)	$(0.9)	$(1.6)

(a)	The change in interest related gains were higher in 2010 as compared to 2011 primarily as a result of higher fixed maturity securities’ sales in 2010.
(b)	The change in equity related gains (losses) principally relates to net losses on futures contracts during 2011 as compared to net gains on futures contracts in 2010.

Policy benefits decreased $3.0 million and $2.7 million during the three and six months ended June 30, 2011 as compared to the same periods in 2010. The following table provides the changes in policy benefits by type:

(dollars in millions)	Three Months 2011 vs. 2010	Six Months 2011 vs. 2010
Annuity benefit unlocking	$(1.1)	$(1.5	) (a)
Annuity benefit expense	(1.0)	(0.1	) (b)
Life insurance mortality expense	(0.9)	(1.1	) (c)

Total policy benefits	$(3.0)	$(2.7)

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)	Annuity benefit expense decreased in 2011 due to favorable equity market performance in first half of 2011 as compared to the same period of 2010.
(c)	Life insurance mortality expense decreased in 2011 as compared to 2010 primarily due to 2010 claims with a high net amount at risk.

Amortization of VOBA was $0.6 million and $1.3 million for the three and six months ended June 30, 2011, respectively, which included favorable (unfavorable) unlocking of ($0.1) million and $0.3 million, respectively. Accretion of VOBA was $1.6 million and $1.1 million for the three and six months ended June 30, 2010, respectively, which included unfavorable unlocking of $0.5 million and $0.3 million, respectively. During the six months ended June 30, 2011, favorable equity market performance resulted in amortization and favorable unlocking as compared to the same period in 2010.

Insurance expenses and taxes decreased $0.2 million and $0.4 million in the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The decrease was primarily in general insurance expenses due to 2010 transition and system conversion related expenses.

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

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings.

Nothing to report.

Item 1A. Risk Factors.

The risk factors set forth below update the risk factors section previously disclosed in Part 1, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2010. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

Uncertainty about the timing and strength of a recovery in the U.S. economy continues to affect our operating environment. Our results, financial condition and statutory capital remain sensitive to equity and credit market volatility and performance, and expectations are that market conditions will continue to pressure returns in our investment portfolio. In addition, negative rating agency actions and consequences with respect to our investments, such as those associated with the recent downgrades to the credit ratings of debt issued by the U.S. government and government agencies, could also adversely affect our statutory capital and risk-based capital ratios, which could in turn have other negative consequences for our business and results.

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

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transamerica Advisors Life Insurance Company of New York

/s/ Eric J. Martin
Eric J. Martin Vice President, Treasurer, Chief Financial Officer, and Controller

Date: August 12, 2011

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.