Form 10-Q
period 2011-09-30
TRANSAMERICA ADVISORS LIFE INSURANCE Co OF NEW YORK
filed 2011-11-14
CIK 862923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

(dollars in thousands, except share data)	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2011 - $157,270; 2010 - $137,198)	$168,902	$145,547
Fixed maturity trading securities	139	1,295
Equity available-for-sale securities, at estimated fair value (cost: 2011 - $1,228; 2010 - $80)	1,113	66
Policy loans	53,541	58,839

Total investments	223,695	205,747

Cash and cash equivalents	14,262	28,617
Accrued investment income	3,310	3,159
Deferred policy acquisition costs	473	364
Deferred sales inducements	172	133
Value of business acquired	27,006	29,639
Goodwill	500	500
Federal income taxes - current	1,014	113
Reinsurance receivables - net	-	171
Receivable for investments sold - net	-	13
Other assets	2,939	3,498
Separate Accounts assets	526,102	636,012

Total Assets	$799,473	$907,966

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$106,045	$115,096
Future policy benefits	20,477	17,439
Claims and claims settlement expenses	2,954	3,359

Total policyholder liabilities and accruals	129,476	135,894

Other policyholder funds	353	594
Federal income taxes - deferred	3,076	1,317
Affiliated payables - net	285	148
Reinsurance payables - net	31	-
Payables for securities purchased - net	936	-
Other liabilities	761	839
Separate Accounts liabilities	526,102	636,012

Total Liabilities	661,020	774,804

Stockholder’s Equity
Common stock ($10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	128,638	128,638
Accumulated other comprehensive income, net of taxes	7,381	5,549
Retained earnings (deficit)	234	(3,225)

Total Stockholder’s Equity	138,453	133,162

Total Liabilities and Stockholder’s Equity	$799,473	$907,966

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010
	(unaudited)
Revenues
Policy charge revenue	$3,501	$3,483	$10,747	$10,940
Net investment income	2,465	2,624	7,497	7,929
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	(22)	-	(62)	(212)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	22	-	62	164
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(17)	-	(22)	-

Net other-than-temporary impairment losses on securities recognized in income	(17)	-	(22)	(48)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	414	(301)	581	1,474

Net realized investment gains (losses)	397	(301)	559	1,426

Total Revenues	6,363	5,806	18,803	20,295

Benefits and Expenses
Interest credited to policyholder liabilities	1,437	1,702	4,198	4,626
Policy benefits (net of reinsurance recoveries: 2011 - $4, $132; 2010 - $11, $112)	3,981	(1,947)	4,951	1,689
Reinsurance premium ceded	56	96	269	521
Amortization (accretion) of deferred policy acquisition costs	(42)	21	(105)	(19)
Amortization of value of business acquired	1,007	1,438	2,275	301
Insurance expenses and taxes	1,031	1,429	3,212	4,022

Total Benefits and Expenses	7,470	2,739	14,800	11,140

Income Before Taxes	(1,107)	3,067	4,003	9,155

Federal Income Tax Expense (Benefit)
Current	(18)	(22)	(151)	(22)
Deferred	(628)	206	695	(1,251)

Federal Income Tax Expense (Benefit)	(646)	184	544	(1,273)

Net Income (Loss)	$(461)	$2,883	$3,459	$10,428

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010
	(unaudited)

Net Income (Loss)	$(461)	$2,883	$3,459	$10,428

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains arising during the period	2,088	5,752	3,522	10,558
Reclassification adjustment for gains included in net income	(27)	(20)	(346)	(456)

	2,061	5,732	3,176	10,102

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	(22)	-	(62)	(164)
Change in previously recognized unrealized other-than-temporary impairments	19	27	46	27
Reclassification adjustment for other-than-temporary impairments included in net income	17	-	22	-

	14	27	6	(137)
Adjustments
Policyholder liabilities	10	41	49	98
Value of business acquired	(381)	(175)	(336)	(336)
Deferred federal income taxes	(625)	(1,997)	(1,063)	(3,453)

	(996)	(2,131)	(1,350)	(3,691)

Total other comprehensive income, net of taxes	1,079	3,628	1,832	6,274

Comprehensive Income	$618	$6,511	$5,291	$16,702

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	September 30, 2011	December 31, 2010
	(unaudited)	(audited)

Common Stock	$2,200	$2,200

Additional Paid-in Capital	$128,638	$128,638

Accumulated Other Comprehensive Income
Balance at beginning of period	$5,549	$2,050
Total other comprehensive income, net of taxes	1,832	3,499

Balance at end of period	$7,381	$5,549

Retained Earnings (Deficit)
Balance at beginning of period	$(3,225)	$(15,330)
Net income	3,459	12,105

Balance at end of period	$234	$(3,225)

Total Stockholder’s Equity	$138,453	$133,162

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(dollars in thousands)	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,459	$10,428
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	(109)	(19)
Change in deferred sales inducements	(39)	(7)
Change in value of business acquired	2,275	301
Change in benefit reserves	3,176	(1,118)
Change in federal income tax accruals	(205)	(1,990)
Change in claims and claims settlement expenses	(405)	753
Change in other policyholder funds	(241)	(75)
Change in other operating assets and liabilities, net	1,618	(1,094)
Amortization of investments	159	30
Interest credited to policyholder liabilities	4,198	4,626
Net change in fixed maturity trading securities	9	-
Net realized investment gains	(559)	(1,426)

Net cash and cash equivalents provided by operating activities	13,336	10,409

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	6,229	34,264
Maturities of available-for-sale securities	2,808	5,568
Purchases of available-for-sale securities	(29,975)	(68,242)
Sales of fixed maturity trading securities	1,147	-
Net settlements on futures contracts	141	(200)
Policy loans on insurance contracts, net	5,298	3,491

Net cash and cash equivalents used in investing activities	(14,352)	(25,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	582	415
Policyholder withdrawals	(13,921)	(11,954)

Net cash and cash equivalents used in financing activities	(13,339)	(11,539)

Net decrease in cash and cash equivalents (1)	(14,355)	(26,249)
Cash and cash equivalents, beginning of year	28,617	49,423

Cash and cash equivalents, end of period	$14,262	$23,174

(1) Included in net decrease in cash and cash equivalents is interest paid (2011 - $1; 2010 - $2); interest received (2011 - $9; 2010 - $2); Federal income taxes paid (2011 - $750; 2010 - $805); Federal income taxes received (2011 - $0; 2010 - $88).

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

ASC 350, Intangibles—Goodwill and Other

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which gives entities the option of performing a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test. If, after assessing qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the company does not need to perform further testing. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the company would have to perform the two step goodwill impairment test. The option is unconditional so it may be skipped in any reporting period and an entity may resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning on or after December 15, 2011. The Company will adopt the guidance on January 1, 2012 and does not expect the adoption to have a material impact on the Company’s results of operations and financial position.

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$104,405	$-	$104,405
Asset-backed securities	-	3,824	-	3,824
Commercial mortgage-backed securities	-	26,316	-	26,316
Residential mortgage-backed securities	-	4,133	1,093	5,226
Government and government agencies
United States	25,550	-	-	25,550
Foreign	2,640	941	-	3,581

Total fixed maturity AFS securities (a)	28,190	139,619	1,093	168,902
Fixed maturity trading securities - corporate securities (a)	-	139	-	139
Equity securities - banking securities (a)	-	1,113	-	1,113
Cash equivalents (b)	-	16,320	-	16,320
Separate Accounts assets (c)	526,102	-	-	526,102

Total assets	$554,292	$157,191	$1,093	$712,576

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(6,794)	$(6,794)

Total liabilities	$-	$-	$(6,794)	$(6,794)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$106,361	$-	$106,361
Asset-backed securities	-	4,434	-	4,434
Commercial mortgage-backed securities	-	27,232	-	27,232
Residential mortgage-backed securities	-	1,202	-	1,202
Government and government agencies
United States	2,936	-	-	2,936
Foreign	2,401	981	-	3,382

Total fixed maturity AFS securities (a)	5,337	140,210	-	145,547
Fixed maturity trading securities - corporate securities (a)	-	1,295	-	1,295
Equity securities - banking securities (a)	-	66	-	66
Cash equivalents (b)	-	29,722	-	29,722
Separate Accounts assets (c)	636,012	-	-	636,012

Total assets	$641,349	$171,293	$-	$812,642

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(4,973)	$(4,973)

Total liabilities	$-	$-	$(4,973)	$(4,973)

(a)

Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities primarily include highly liquid U.S. Treasury and U.S. government agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes.
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

During 2011, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at September 30, 2011 and December 31, 2010:

Fixed maturity AFS securities	September 30, 2011	December 31, 2010
Balance at beginning of period (a)	$-	$2,216

Change in unrealized gains (b)	8	22
Purchases	1,085	-
Sales	-	(29)
Transfers out of Level 3	-	(2,213)
Changes in valuation (c)	-	4

Balance at end of period (a)	$1,093	$-

(a)	Recorded as a component of fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss).
(c)	Recorded as a component of net investment income in the Statements of Income.

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. During the nine months ended September 30, 2011, the increase in Level 3 assets was due to a security purchased during the third quarter with an uncorroborated broker quote.

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

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the Standard & Poor’s (“S&P”) 500 index (expressed as a spot rate) was 25.6% at September 30, 2011 and 24.8% at December 31, 2010. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance
Balance at beginning of period (b)	$529	$(5,502)	$1,263	$(5,745)

Changes in interest rates (a)	1,546	(2,734)	527	(799)
Changes in equity markets (a)	934	(1,575)	28	315
Other (a)	8	-	(1,289)	727

Balance at end of period (b)	$3,017	$(9,811)	$529	$(5,502)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During the nine months ended September 30, 2011, the increase in the GMWB and GMIB reinsurance reserves was primarily driven by the reduction in interest rates and lower than expected market performance. During 2010, the decrease in the GMWB and GMIB reinsurance reserves was principally driven by the improved equity markets and updated policyholder behavior assumptions offset by a decline in risk neutral rates.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at September 30, 2011 and December 31, 2010 were:

	September 30, 2011
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$96,491	$8,398	$(484)	$104,405
Asset-backed securities	3,763	74	(13)	3,824
Commercial mortgage-backed securities	23,951	2,365	-	26,316
Residential mortgage-backed securities	5,299	74	(147)	5,226
Government and government agencies
United States	24,580	970	-	25,550
Foreign	3,186	541	(146)	3,581

Total fixed maturity AFS securities	$157,270	$12,422	$(790)	$168,902

Equity securities - preferred stocks
Banking securities	$1,228	$-	$(115)	$1,113

Total equity securities	$1,228	$-	$(115)	$1,113

	December 31, 2010
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$100,552	$6,198	$(389)	$106,361
Asset-backed securities	4,286	148	-	4,434
Commercial mortgage-backed securities	24,859	2,373	-	27,232
Residential mortgage-backed securities	1,320	23	(141)	1,202
Government and government agencies
United States	2,986	58	(108)	2,936
Foreign	3,195	275	(88)	3,382

Total fixed maturity AFS securities	$137,198	$9,075	$(726)	$145,547

Equity securities - preferred stocks
Banking securities	$80	$-	$(14)	$66

Total equity securities	$80	$-	$(14)	$66

(1) Subsequent unrealized gains (losses) on other-than-temporary (“OTTI”) securities are included in OCI-OTTI.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at September 30, 2011 and December 31, 2010 were:

	September 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$153,415	$165,054	$132,510	$140,665
Below investment grade	3,855	3,848	4,688	4,882

Total fixed maturity AFS securities	$157,270	$168,902	$137,198	$145,547

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P BBB- or higher (or similar rating agency). At September 30, 2011 and December 31, 2010, the estimated fair value of fixed maturity securities rated BBB- were $4,201 and $11,174, respectively, which is the lowest investment grade rating given by S&P.

The amortized cost and estimated fair value of fixed maturity AFS securities at September 30, 2011 and December 31, 2010 by contractual maturities were:

	September 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$2,750	$2,964	$415	$417
Due after one year through five years	18,893	20,989	30,148	31,240
Due after five years through ten years	35,197	38,614	65,964	70,502
Due after ten years	67,417	70,969	10,206	10,520

	124,257	133,536	106,733	112,679
Mortgage-backed securities and other asset-backed securities	33,013	35,366	30,465	32,868

Total fixed maturity AFS securities	$157,270	$168,902	$137,198	$145,547

In the preceding table fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During the three months ended September 30, 2011, there was no investment income on fixed maturity trading securities. During the nine months ended September 30, 2011, there was $26 of investment income on fixed maturity trading securities recorded in net investment income in the Statements of Income. During the three and nine months ended September 30, 2011, there was $42 and $34, respectively, of loss recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company did not recognize any gains or losses during the three months ended September 30, 2011. The Company recognized gains of $25, during the nine months ended September 30, 2011 on the conversion of fixed maturity trading securities to preferred stock in the first quarter of 2011.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$4,645	$5,009	$(364)
Asset-backed securities	1,713	1,726	(13)
Equity securities - banking securities	1,046	1,149	(103)

Total fixed maturity and equity securities	$7,404	$7,884	$(480)

	September 30, 2011
(continued)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	$1,380	$1,500	$(120)

Total fixed maturity and equity securities	1,380	1,500	(120)

Greater than one year
Fixed maturity AFS securities
Residential mortgage-backed securities	699	846	(147)
Government and government agencies - foreign	315	461	(146)
Equity securities - banking securities	68	80	(12)

Total fixed maturity and equity securities	1,082	1,387	(305)

Total fixed maturity and equity securities	$9,866	$10,771	$(905)

	December 31, 2010
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$9,862	$10,238	$(376)
Residential mortgage-backed securities	3	3	-
Government and government agencies - United States	921	1,029	(108)

Total fixed maturity and equity securities	10,786	11,270	(484)

Greater than one year
Fixed maturity AFS securities
Corporate securities	771	784	(13)
Residential mortgage-backed securities	812	953	(141)
Government and government agencies - foreign	373	461	(88)
Equity securities - banking securities	66	80	(14)

Total fixed maturity and equity securities	2,022	2,278	(256)

Total fixed maturity and equity securities	$12,808	$13,548	$(740)

(1) Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 15 and 11 at September 30, 2011 and December 31, 2010, respectively.

The estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% at September 30, 2011 was as follows:

	September 30, 2011
	Estimated Fair Value	Gross Unrealized Losses/OTTI (1)	Number of Securities
Decline > 20%
Greater than one year	$315	$(146)	1

Total	$315	$(146)	1

At December 31, 2010, there were no securities whose fair value had declined below amortized cost by greater than 20%.

Unrealized gains (losses) incurred during 2011 and 2010 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gain (loss) and OTTI included in accumulated other comprehensive income, net of taxes, at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Assets
Fixed maturity securities	$11,632	$8,349
Equity securities	(115)	(14)
Value of business acquired	(463)	(127)

	11,054	8,208

Liabilities
Policyholder account balances	418	369
Federal income taxes - deferred	(4,091)	(3,028)

	(3,673)	(2,659)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$7,381	$5,549

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

Policy Loans

Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at September 30, 2011 and December 31, 2010 was $53,541 and $58,839, respectively. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

Derivatives

The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. At September 30, 2011, the Company had 20 outstanding short futures contracts with a notional value of $5,630. At December 31, 2010, the Company had 20 outstanding short futures contracts with a notional value of $6,265.

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds	$-	$3,364	$6,229	$34,264
Gross realized investment gains	-	274	475	1,794
Gross realized investment losses	-	-	(13)	(87)

Proceeds on AFS securities sold at a realized loss	-	-	1,487	2,599

Net realized investment gains (losses) for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fixed maturity securities	$(17)	$274	$440	$1,658
Derivatives	414	(575)	141	(200)
Adjustment related to value of business acquired	-	-	(22)	(32)

Net realized investment gains (losses)	$397	$(301)	$559	$1,426

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Balance at beginning of period	$25	$-
Credit loss impairment recognized in the current period on securities not previously impaired	-	48
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	22	-
Accretion of credit loss impairments previously recognized	(7)	(23)

Balance at end of period	$40	$25

The components of OTTI reflected in the Statements of Income for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$39	$22	$17	$84	$62	$22
Value of business acquired amortization	-	-	-	-	-	-

Net OTTI Losses	$39	$22	$17	$84	$62	$22

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$-	$-	$-	$212	$164	$48
Value of business acquired amortization	-	-	-	-	-	-

Net OTTI Losses	$-	$-	$-	$212	$164	$48

For the three and nine months ended September 30, 2011, the Company recorded impairment losses of $17 and $22, respectively, with no associated amortization of value of business acquired. The impairment loss was the result of the Company impairing its holding of a 2005 vintage residential mortgage-backed security in the second and third quarters due to adverse changes in cash flows. For the three months ended September 30, 2010, the Company did not have any impairment losses. For the nine months ended September 30, 2010, the Company recorded impairment losses of $48, with no associated amortization of value of business acquired. The impairment losses were principally the result of the Company impairing its holding of a 2005 vintage residential mortgage-backed security in the second quarter due to an adverse change in cash flows.

Note 4. Value of Business Acquired (“VOBA”), Deferred Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at September 30, 2011 and 2010. The change in the carrying amount of VOBA for the three and nine months ended September 30 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Accretion (amortization) expense	$1,782	$(1,618)	$254	$(183)
Unlocking	(2,789)	180	(2,529)	(117)
Adjustment related to realized gains on investments	-	-	(22)	(32)
Adjustment related to unrealized gains and OTTI on investments	(381)	(175)	(336)	(336)

Change in VOBA carrying amount	$(1,388)	$(1,613)	$(2,633)	$(668)

The three and nine months ended September 30, 2011, were impacted by negative gross profits, principally driven by unfavorable equity markets and long-term interest rate assumption changes, resulted in unfavorable unlocking, partially offset by accretion. During the three months ended September 30, 2010, positive future gross profits, principally driven by favorable equity market movement resulted in increased amortization. For the nine months ended September 30, 2010, mixed equity markets resulted in a small unfavorable unlocking and amortization expense.

DAC and DSI

The change in the carrying amount of DAC and DSI for the three and nine months ended September 30 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
DAC	2011	2010	2011	2010
Capitalization	$4	$-	$4	$-
Accretion (amortization) expense	76	(10)	174	47
Unlocking	(34)	(11)	(69)	(28)

Change in DAC carrying amount	$46	$(21)	$109	$19

	Three Months Ended September 30,		Nine Months Ended September 30,
DSI	2011	2010	2011	2010
Accretion (amortization) expense	$28	$(4)	$64	$18
Unlocking	(12)	(4)	(25)	(11)

Change in DSI carrying amount	$16	$(8)	$39	$7

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the variable annuity GMDB and GMIB liabilities for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
GMDB	2011	2010	2011	2010
Guaranteed benefits incurred	$399	$520	$1,281	$1,577
Guaranteed benefits paid	(660)	(614)	(959)	(1,068)
Unlocking	1,905	(862)	1,324	(575)

Change in GMDB	$1,644	$(956)	$1,646	$(66)

	Three Months Ended September 30,		Nine Months Ended September 30,
GMIB	2011	2010	2011	2010
Guaranteed benefits incurred	$148	$294	$463	$901
Unlocking	3,259	(1,347)	3,065	(960)

Change in GMIB	$3,407	$(1,053)	$3,528	$(59)

The three and nine months ended September 30, 2011, were impacted by unfavorable equity market performance and long-term interest rate assumption changes resulting in unfavorable unlocking. Favorable unlocking for the three and nine months ended September 30, 2010 was primarily due to favorable equity market performance resulting in lower estimates of future benefit amounts, partially offset by changes in policyholder behavior assumptions.

The variable annuity GMDB liability at September 30, 2011 and December 31, 2010 was $1,656 and $10, respectively. The variable annuity GMIB liability at September 30, 2011 and December 31, 2010 was $5,541 and $2,013, respectively.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value. For the three and nine months ended September 30, 2011 and 2010, an insignificant amount of variable life guaranteed benefits were recorded as policy benefits in the Statements of Income as incurred or paid.

Note 6. Federal Income Taxes

The effective tax rate was 14% and (14%) for the nine months ended September 30, 2011 and 2010, respectively. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating loss carryforward.

At September 30, 2011, the Company did not have a tax valuation allowance for deferred tax assets. The tax valuation allowance was deemed no longer necessary at December 31, 2010 as management determined that it is more likely than not that the deferred tax assets will be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $229 (gross $654) and $403 (gross $1,152) that should not be recognized at September 30, 2011 and December 31, 2010, respectively, which primarily relates to uncertainty regarding the sustainability of certain deductions taken on the 2010, 2009 and 2008 U.S. Federal income tax return. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	September 30, 2011	December 31, 2010
Unrecognized tax benefits, beginning balance	$403	$343
Additions for tax positions of prior years	-	60
Reductions for tax positions of prior years	(174)	-

Unrecognized tax benefits, ending balance	$229	$403

At September 30, 2011 and December 31, 2010, the Company had an operating loss carryforward for federal income tax purposes of $19,707 (net of the ASC 740 reduction of $654) and $7,059 (net of the ASC 740 reduction of $1,152), respectively, with a carryforward period of fifteen years that expire at various dates up to 2026. The Company has a foreign tax credit carryforward at September 30, 2011 and December 31, 2010 of $403 and $343, respectively, with a carryforward period of ten years that will expire at various dates up to 2021. Also, the Company has an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $198 and $174 at September 30, 2011 and December 31, 2010, respectively, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company has not incurred or recognized any penalties in its financial statements at September 30, 2011 and December 31, 2010, respectively. The Company did not recognize any interest expense at September 30, 2011. The Company recognized interest expense of ($11) at December 31, 2010. The accrued interest expense related to federal income tax was released during 2010 based on the expectation that the net operating loss will offset any taxable income generated by the uncertain tax position for the Company in future tax periods.

The Company files a separate federal income tax return for the years 2008 through 2012. Beginning in 2013 and assuming no changes in ownership, the Company will join the affiliated consolidated tax group. A tax return has been filed for 2010, 2009 and 2008, but no examination by the Internal Revenue Service has commenced.

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

The Company’s statutory net income (loss) for the nine months ended September 30, 2011 and 2010 was ($17,577) and $7,216, respectively. Statutory capital and surplus at September 30, 2011 and December 31, 2010 was $78,984 and $95,501, respectively.

During the first nine months of 2011 and 2010, the Company did not pay any dividends to AUSA or receive any capital contributions from AUSA.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2011 and December 31, 2010, reinsurance receivables (payables) were ($31) and $171, respectively. At September 30, 2011 and December 31, 2010, the reinsurance reserve was $49 and $89, respectively.

The Company is party to an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold from January 1, 1997 to June 30, 2001.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At September 30, 2011, 56% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2010, 58% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 9. Related Party Transactions

At September 30, 2011, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three and nine months ended September 30, 2011, the Company incurred $144 and $426, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2010, the Company incurred $97 and $625, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and nine months ended September 30, 2011, the Company incurred $51 and $152, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2010, the Company incurred $50 and $146, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three and nine months ended September 30, 2011, the Company incurred $559 and $1,945, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2010, the Company incurred $605 and $1,983, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three and nine months ended September 30, 2011, the Company incurred $4 and $13, respectively, in expenses under these agreements. During the three and nine months ended September 30, 2010, the Company did not incur any expenses under these agreements.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has also entered into a distribution and shareholder services agreement for certain of the said funds. During the three and nine months ended September 30, 2011, the Company received $19 and $60, respectively, in revenue under this agreement. During the three months ended September 30, 2010, the Company did not receive any revenue under this agreement. During the nine months ended September 30, 2010, the Company received $1 in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a service agreement with Western Reserve Life Assurance Co. of Ohio (“WRL”) whereby WRL will perform specified administrative functions in connection with the operation of the Company except to the extent that the services are performed for the Company by another party. During the three and nine months ended September 30, 2011, the Company incurred $187 and $530, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2010, the Company incurred $413 and $502, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

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

The following tables summarize each business segment’s contribution to select Statements of Income information for the three and nine months ended:

	Annuity	Life Insurance	Total
Three months ended September 30, 2011
Net revenues (a)	$3,414	$1,512	$4,926
Amortization (accretion) of VOBA	(551)	1,558	1,007
Policy benefits (net of reinsurance recoveries)	3,533	448	3,981
Federal income tax benefit	(308)	(338)	(646)
Net loss	(108)	(353)	(461)

Three months ended September 30, 2010
Net revenues (a)	$2,874	$1,230	$4,104
Amortization (accretion) of VOBA	1,494	(56)	1,438
Policy benefits (net of reinsurance recoveries)	(2,289)	342	(1,947)
Federal income tax expense (benefit)	228	(44)	184
Net income	2,475	408	2,883

	Annuity	Life Insurance	Total
Nine months ended September 30, 2011
Net revenues (a)	$10,089	$4,516	$14,605
Amortization (accretion) of VOBA	(5)	2,280	2,275
Policy benefits (net of reinsurance recoveries)	3,957	994	4,951
Federal income tax expense (benefit)	575	(31)	544
Net income	2,851	608	3,459

Nine months ended September 30, 2010
Net revenues (a)	$11,359	$4,310	$15,669
Amortization (accretion) of VOBA	(193)	494	301
Policy benefits (net of reinsurance recoveries)	(328)	2,017	1,689
Federal income tax benefit	(1,012)	(261)	(1,273)
Net income	9,368	1,060	10,428

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

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

Deposits

Total direct deposits (including internal exchanges) were $0.3 million and $0.7 million, respectively, for the three and nine months ended September 30, 2011. Total direct deposits (including internal exchanges) were $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2010. Internal exchanges during the three and nine months ended September 30, 2011 were less than $0.1 million and $0.1 million, respectively. Internal exchanges during the three and nine months ended September 30, 2010 were $0.2 million and $0.3 million, respectively.

Financial Condition

At September 30, 2011, the Company’s assets were $799.5 million or $108.5 million lower than the $908.0 million in assets at December 31, 2010. Assets excluding Separate Accounts assets increased $1.4 million. Separate Accounts assets, which represent 66% of total assets, decreased $109.9 million to $526.1 million.

Changes in Separate Accounts assets were as follows:

(dollars in millions)	Nine Months Ended September 30, 2011
Investment performance	$(39.0)
Deposits	0.7
Policy fees and charges	(9.4)
Surrenders, benefits and withdrawals	(62.2)

Net change	$(109.9)

During the first nine months of 2011 and 2010, the Company did not have any fixed contract owner deposits and fixed contract owner withdrawals were $5.4 million and $4.4 million, respectively.

Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended September 30, 2011 with decreases of 12%, 13% and 14%, respectively, from June 30, 2011 and decreases of 6%, 9% and 10%, respectively, from December 31, 2010.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 73% of Separate Accounts assets were invested in equity-based mutual funds at September 30, 2011. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.

During the nine months ended September 30, 2011, average variable account balances decreased $9.8 million to $610.2 million as compared to the same period in 2010.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average medium term interest rate yield (a)	0.45%	0.65%	0.45%	0.65%
Decrease in medium term interest rates (in basis points)	(35)	(25)	(52)	(78)
Credit spreads (in basis points) (b)	279	179	279	179
Expanding (contracting) of credit spreads (in basis points)	106	(29)	104	(21)

Increase on market valuations (in millions)
Available-for-sale investment securities	$2.1	$5.8	$3.2	$10.0
Interest-sensitive policyholder liabilities	-	-	-	0.1

Net change on market valuations	$2.1	$5.8	$3.2	$10.1

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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

At September 30, 2011 and December 31, 2010, approximately $18.2 million (or 11%) and $22.1 million (or 15%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale.

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

For fixed maturity AFS securities, an OTTI must be recognized in earnings when an entity either: a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For fixed maturity AFS securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non credit portion). The credit loss is recognized in earnings and the non credit loss is recognized in other comprehensive income (“OCI”), net of applicable taxes and value of business acquired. Management records subsequent changes in the estimated fair value (positive and negative) of fixed maturity AFS securities for which non credit OTTI was previously recognized in OCI in OCI-OTTI.

For the three and nine months ended September 30, 2011, the Company recorded impairment losses of less than $0.1 million, respectively, with no associated amortization of value of business acquired. For the three months ended September 30, 2010, the Company did not record an OTTI in income. For the nine months ended September 30, 2010, the Company recorded an OTTI in income of less than $0.1 million, with no associated value of business acquired amortization.

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. At September 30, 2011, the Company had 20 outstanding short futures contracts with a notional amount of $5.6 million. At December 31, 2010, the Company had 20 outstanding short futures contracts with a notional amount of $6.3 million.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At September 30, 2011 and December 31, 2010, the Company’s VOBA asset was $27.0 million and $29.6 million, respectively. For the three and nine months ended September 30, 2011, the unfavorable impact to pre-tax income related to VOBA unlocking was $2.8 million and $2.5 million, respectively. For the three and nine months ended September 30, 2010, the favorable (unfavorable) impact to pre-tax income related to VOBA unlocking was $0.2 million and ($0.1) million, respectively. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At September 30, 2011 and December 31, 2010, variable annuities accounted for the Company’s entire DAC asset of $0.5 million and $0.4 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three and nine months ended September 30, 2011, there was an unfavorable impact to pre-tax income related to DAC unlocking of $0.1 million. For the three and nine months ended September 30, 2010, there was relatively no impact to pre-tax income related to DAC unlocking. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At September 30, 2011 and December 31, 2010, variable annuities accounted for the Company’s entire DSI asset of $0.2 million and $0.1 million, respectively. See Note 4 to the Financial Statements for a further discussion.

The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at September 30, 2011 and 2010.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders at the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at September 30, 2011 and December 31, 2010 were $106.0 million and $115.1 million, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At September 30, 2011 and December 31, 2010, future policy benefits were $20.5 million and $17.4 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At September 30, 2011 and December 31, 2010, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	September 30, 2011	December 31, 2010
GMDB liability	$1.7	$0.0
GMIB liability	5.5	2.0

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three and nine months ended September 30, 2011, the unfavorable impact to pre-tax income related to GMDB and GMIB unlocking was $5.2 million and $4.4 million, respectively. For the three and nine months ended September 30, 2010, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was $2.2 million and $1.5 million, respectively.

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

At September 30, 2011 and December 31, 2010, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

(dollars in millions)	September 30, 2011	December 31, 2010
GMWB liability	$3.0	$0.5
GMIB reinsurance asset	(9.8)	(5.5)

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

•

ASC 350, Intangibles—Goodwill and Other – ASU 2011-08, Testing Goodwill for Impairment – gives entities the option of performing a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test – will be adopted January 1, 2012.

Investments

The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents.

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at September 30, 2011 and December 31, 2010 were:

	September 30, 2011
					% of Estimated Fair Value
		Gross Unrealized		Estimated Fair Value
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities
Financial services	$17.7	$1.1	$(0.3)	$18.5	11%
Industrial	73.1	6.9	(0.1)	79.9	47
Utility	5.7	0.4	(0.1)	6.0	4
Asset-backed securities
Housing related	1.7	-	-	1.7	1
Credit cards	0.3	-	-	0.3	-
Autos	1.7	0.1	-	1.8	1
Commercial mortgage-backed securities - non agency backed	24.0	2.3	-	26.3	15
Residential mortgage-backed securities
Agency backed	4.5	0.1	-	4.6	3
Non agency backed	0.8	-	(0.2)	0.6	-
Government and government agencies
United States	24.6	1.0	-	25.6	15
Foreign	3.2	0.5	(0.1)	3.6	2

Total fixed maturity AFS securities	157.3	12.4	(0.8)	168.9	99

Equity securities - banking securities	1.2	-	(0.1)	1.1	1

Total equity securities	1.2	-	(0.1)	1.1	1

Total fixed maturity and equity securities	$158.5	$12.4	$(0.9)	$170.0	100%

	December 31, 2010
					% of Estimated Fair Value
		Gross Unrealized		Estimated Fair Value
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities
Financial services	$19.4	$1.0	$(0.2)	$20.2	14%
Industrial	76.3	4.9	(0.1)	81.1	57
Utility	4.8	0.3	(0.1)	5.0	3
Asset-backed securities
Housing related	2.0	-	-	2.0	1
Credit cards	0.3	-	-	0.3	-
Autos	2.0	0.1	-	2.1	1
Commercial mortgage-backed securities - non agency backed	24.9	2.4	-	27.3	19
Residential mortgage-backed securities
Agency backed	0.4	-	-	0.4	-
Non agency backed	0.9	-	(0.1)	0.8	1
Government and government agencies
United States	3.0	-	(0.1)	2.9	2
Foreign	3.2	0.3	(0.1)	3.4	2

Total fixed maturity AFS securities	137.2	9.0	(0.7)	145.5	100

Equity securities - banking securities	0.1	-	-	0.1	-

Total equity securities	0.1	-	-	0.1	-

Total fixed maturity and equity securities	$137.3	$9.0	$(0.7)	$145.6	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent and ability to hold to recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at September 30, 2011.

Eight issuers represent more than 5% of the total unrealized loss position, comprised of five corporate non-convertible bonds, one corporate financial services bond, one government security and one RMBS holding. The Company owns five investment grade corporate non-convertible securities with unrealized losses totaling $0.4 million. The Company owns one investment grade corporate financial services bond with an unrealized loss totaling $0.1 million. The Company’s government bond has an unrealized loss of $0.1 million, was issued in Venezuela and is rated below investment grade. The Company’s RMBS unrealized loss is $0.1 million and relates to a securitized portfolio of prime hybrid mortgages that contain fixed income positions where our holding is rated below investment grade and has been impaired to discounted cash flows.

At September 30, 2011 and December 31, 2010, approximately $4.5 million (or 14%) and $0.4 million (or 1%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Unrealized gains (losses) incurred during 2011 and 2010 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade AFS securities were as follows:

	September 30, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$1.8	$2.0	$(0.2)
Industrial	0.9	1.0	(0.1)
Utility	1.9	2.0	(0.1)
Asset-backed securities - housing related	1.7	1.7	-
Equity securities - banking securities	1.0	1.1	(0.1)

Total fixed maturity and equity securities	7.3	7.8	(0.5)

Greater than six months but less than or equal to one year
Corporate securities - financial services	1.4	1.5	(0.1)

Total fixed maturity and equity securities	1.4	1.5	(0.1)

Total of all investment grade AFS securities
Corporate securities
Financial services	3.2	3.5	(0.3)
Industrial	0.9	1.0	(0.1)
Utility	1.9	2.0	(0.1)
Asset-backed securities - housing related	1.7	1.7	-
Equity securities - banking securities	1.0	1.1	(0.1)

Total fixed maturity and equity securities	$8.7	$9.3	$(0.6)

Total number of securities in a continuous unrealized loss position			12

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$2.8	$3.0	$(0.2)
Industrial	5.2	5.3	(0.1)
Utility	1.9	2.0	(0.1)
Government and government agencies - United States	0.9	1.0	(0.1)

Total fixed maturity and equity securities	10.8	11.3	(0.5)

Greater than one year
Corporate securities - financial services	0.8	0.8	-

Total fixed maturity and equity securities	0.8	0.8	-

Total of all investment grade AFS securities
Corporate securities
Financial services	3.6	3.8	(0.2)
Industrial	5.2	5.3	(0.1)
Utility	1.9	2.0	(0.1)
Government and government agencies - United States	0.9	1.0	(0.1)

Total fixed maturity and equity securities	$11.6	$12.1	$(0.5)

Total number of securities in a continuous unrealized loss position			8

(1) Subsequent unrealized gains/losses on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	September 30, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Greater than one year
Residential mortgage-backed securities - agency backed	$0.7	$0.8	$(0.1)
Government and government agencies - foreign	0.3	0.5	(0.2)
Equity securities - banking securities	0.1	0.1	-

Total fixed maturity and equity securities	1.1	1.4	(0.3)

Total of all below investment grade AFS securities
Residential mortgage-backed securities - agency backed	0.7	0.8	(0.1)
Government and government agencies - foreign	0.3	0.5	(0.2)
Equity securities - banking securities	0.1	0.1	-

Total fixed maturity and equity securities	$1.1	$1.4	$(0.3)

Total number of securities in a continuous unrealized loss position			3

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Greater than one year
Residential mortgage-backed securities - non agency backed	$0.8	$0.9	$(0.1)
Government and government agencies - foreign	0.4	0.5	(0.1)
Equity securities - banking securities	0.1	0.1	-

Total fixed maturity and equity securities	1.3	1.5	(0.2)

Total of all below investment grade AFS securities
Residential mortgage-backed securities - non agency backed	0.8	0.9	(0.1)
Government and government agencies - foreign	0.4	0.5	(0.1)
Equity securities - banking securities	0.1	0.1	-

Total fixed maturity and equity securities	$1.3	$1.5	$(0.2)

Total number of securities in a continuous unrealized loss position			3

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 34% and 33% of total gross unrealized losses and OTTI on all AFS securities at September 30, 2011 and December 31, 2010, respectively. Generally below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to September 30, 2011.

Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position were as follows:

		September 30, 2011
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Greater than one year	70% to 100%	$0.8	$0.9	$(0.1)
	40% to 70%	0.3	0.5	(0.2)

Total		$1.1	$1.4	$(0.3)

		December 31, 2010
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Greater than one year	70% to 100%	$1.3	$1.5	$(0.2)

Total		$1.3	$1.5	$(0.2)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

There is one asset, Republic of Venezuela, depressed over 20% and greater than one year at September 30, 2011. The drop in price for the Republic of Venezuela was primarily due to high illiquidity in the markets in general due to the European debt crisis.

The amortized cost and estimated fair value of fixed maturity AFS securities at September 30, 2011 and December 31, 2010 by rating agency equivalent were:

	September 30, 2011		December 31, 2010
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$53.3	$56.8	$33.2	$35.7
AA	16.4	17.2	13.7	14.1
A	57.2	63.4	57.4	61.1
BBB	26.5	27.7	28.2	29.7
Below investment grade	3.9	3.8	4.7	4.9

Total fixed maturity AFS securities	$157.3	$168.9	$137.2	$145.5

Investment grade	98%	98%	97%	97%
Below investment grade	2%	2%	3%	3%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At September 30, 2011 and December 31, 2010 approximately $4.2 million (or 2%) and $11.2 million (or 8%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

During the three months ended September 30, 2011, there was no investment income on fixed maturity trading securities. During the nine months ended September 30, 2011, there was less than $0.1 million of investment income on fixed maturity trading securities recorded in net investment income in the Statements of Income. During the three and nine months ended September 30, 2011, there was less than $0.1 million and $0.1 million, respectively, of loss recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company did not recognize any gains or losses during the three months ended September 30, 2011. The Company recognized gains of less than $0.1 million, during the nine months ended September 30, 2011 on the conversion of fixed maturity trading securities to preferred stock in the first quarter of 2011.

Subprime Mortgage Investments

Subprime mortgages are loans to homebuyers who have weak or impaired credit histories. Through 2008, the market for these loans had expanded rapidly. During that time, however, lending practices and credit assessment standards grew steadily weaker. As a result, the market experienced a sharp increase in the number of loan defaults. Investors in subprime mortgage assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes ABS issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below 660 at issuance. The Company also categorizes ABS issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660 at issuance. The estimated fair value of the subprime mortgage investments at September 30, 2011 and December 31, 2010 was $1.7 million and $2.0 million, respectively, entirely in first lien - fixed rate, AAA quality and vintages prior to 2004.

OTTI

The Company recorded impairment losses of less than $0.1 million for the three and nine months ended September 30, 2011, respectively, with no associated VOBA amortization. The impairment loss was the result of the Company impairing its holding of a 2005 vintage residential mortgage-backed security in the second and third quarters due to adverse changes in cash flows. The Company did not incur any impairments losses during the three months ended September 30, 2010. The Company’s impairment losses were less than $0.1 million for the nine months ended September 30, 2010, respectively, with no associated VOBA amortization. The impairment losses were principally the result of the Company impairing its holding of a 2005 vintage RMBS in the second quarter due to an adverse change in cash flows.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At September 30, 2011 and December 31, 2010, the Company’s assets included $179.5 million and $170.6 million, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During the first nine months of 2011 and 2010, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.

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

On August 19, 2011, S&P upgraded the Company’s outlook from negative to stable. The Company’s financial strength rating remained the same.

The following table summarizes the Company’s ratings at November 14, 2011:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at September 30, 2011:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$15.9	$27.7	$22.4	$98.6	$164.6
Separate Accounts (a)	69.6	120.7	108.8	442.8	741.9

	$85.5	$148.4	$131.2	$541.4	$906.5

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

Results of Operations

For the three months ended September 30, 2011 and 2010, the Company recorded net income (loss) of ($0.5) million and $2.9 million, respectively. The decline in income to a net loss for the three months ended September 30, 2011 as compared to the same period in 2010 was principally driven by higher policy benefits partially offset by net realized investment gains in 2011 as compared with losses in 2010 and income tax benefits in 2011.

For the nine months ended September 30, 2011 and 2010, the Company recorded net income of $3.5 million and $10.4 million, respectively. The decrease in income for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to higher policy benefits, higher VOBA amortization and income tax expense in 2011 as compared to an income tax benefit in 2010.

Net realized investment gains increased (decreased) $0.7 million and ($0.9) million during the three and nine months ended September 30, 2011 as compared to the same periods in 2010. The following table provides the changes in net realized investment gains (losses) by type:

(dollars in millions)	Three Months 2011 vs. 2010	Nine Months 2011 vs. 2010
Interest related gains (losses)	$(0.3)	$(1.2	) (a)
Equity related gains (losses)	1.0	0.3	(b)

Total net realized investment gains (losses)	$0.7	$(0.9)

Write-downs for OTTI included in net realized investment gains (losses)	$-	$0.1

(a)	The change in interest related gains were higher in 2010 as compared to 2011 primarily as a result of higher fixed maturity securities’ sales in 2010.
(b)	The change in equity related gains (losses) principally relates to an increase in gains on futures contracts during 2011 as compared 2010.

Policy benefits increased $5.9 million and $3.3 million during the three and nine months ended September 30, 2011 as compared to the same periods in 2010. The following table provides the changes in policy benefits by type:

(dollars in millions)	Three Months 2011 vs. 2010	Nine Months 2011 vs. 2010
Annuity benefit unlocking	$7.3	$5.9	(a)
Annuity benefit expense	(1.5)	(1.6	) (b)
Life insurance mortality expense	0.1	(1.0	) (c)

Total policy benefits	$5.9	$3.3

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)	The decrease in annuity benefit expense in 2011 was primarily driven by a reduction in interest rates and lower than expected market performance which led to an increase in the guaranteed reserves.
(c)	Life insurance mortality expense decreased in 2011 as compared to 2010 primarily due to 2010 claims with a high net amount at risk.

Amortization of VOBA was $1.0 million and $2.3 million for the three and nine months ended September 30, 2011, respectively, which included unfavorable unlocking of $2.8 million and $2.5 million, respectively. Amortization of VOBA was $1.4 million and $0.3 million for the three and nine months ended September 30, 2010, respectively, which included favorable (unfavorable) unlocking of $0.2 million and ($0.1) million, respectively. The three and nine months ended September 30, 2011, were impacted by negative gross profits, principally driven by unfavorable equity markets and long-term interest rate assumption changes, resulting in accretion and unfavorable unlocking. During the three months ended September 30, 2010, positive future gross profits, principally driven by favorable equity market movement, resulted in increased amortization. For the nine months ended September 30, 2010, mixed equity markets resulted in a small unfavorable unlocking and amortization expense.

Insurance expenses and taxes decreased $0.4 million and $0.8 million in the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The decrease was primarily in general insurance expenses due to 2010 transition and system conversion related expenses.

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

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Uncertainty about the timing and strength of a recovery in the U.S. and global economy continues to affect our operating environment. Our results, financial condition and statutory capital remain sensitive to equity market volatility and performance, and expectations are that market conditions will continue to pressure returns in our investment portfolio. Concerns over the European debt crisis, the ability of the U.S. Government to manage the U.S. deficit, prolonged high unemployment and a stagnant U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These events may have an adverse effect on us given our equity market exposure and our revenues may decline in such circumstances. In addition, we may experience an elevated instance of claims and lapses or surrenders of our policies. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our results of operations and financial condition.

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

Date: November 14, 2011

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