Form 10-K
period 2011-12-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co OF NEW YORK
filed 2012-03-29
CIK 862923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

PART I

The “Business” section and other parts of this Form 10-K contain forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, and containing words such as “believe”, “estimate”, “anticipate”, “expect”, or similar words are forward-looking statements. Our actual results may differ materially from the projected results discussed in the forward-looking statements. Factors that could cause such differences include but are not limited to, those discussed in “Part 1 – Item 1A. Risk Factors” and in the “Forward-Looking Statements – Cautionary Language” in Part II – Item. 7. Management’s Narrative Analysis of Results of Operations” of the Form 10-K. Our financial statements and the accompanying notes to the financial statements are presented in “Part II – Item 8. Financial Statements and Supplementary Data.”

Item 1. Business

Transamerica Advisors Life Insurance Company of New York (“TALICNY”, “Registrant”, the “Company”, “we”, “our”, or “us”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, general insurance and limited banking operations in a number of these countries. Prior to December 28, 2007, the Company was an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“ML&Co”).

The Registrant is a life insurance company, who conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. The Registrant was incorporated in 1973 under the laws of the State of New York. The Registrant is currently subject to primary regulation by the New York State Insurance Department.

The Registrant is currently licensed to conduct business in nine states. During 2011, life insurance and/or annuity deposits on existing policies were primarily received in New York, 56% and Florida, 42%. Currently, the Company is not issuing new life insurance, variable annuity and market value adjusted annuity products.

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

Item 1A. Risk Factors

Risk Factors that Could Affect Transamerica Advisors Life Insurance Company of New York

In the course of conducting its business operations, the Company could be exposed to a variety of risks that are inherent to the insurance industry. A summary of some of the significant risks that could affect the Company’s financial condition and results of operations is included below. Some of these risks are managed in accordance with established risk management policies and procedures. Other factors besides those discussed below or elsewhere in this Form 10-K also could adversely affect our business and operations, and the following risk factors should not be considered a complete list of potential risks that may affect the Company.

Our operating environment remains uncertain about the timing and strength of a recovery in the U.S. and global economy. The steps we have taken to realign our business and strengthen our capital position may not be adequate to mitigate the financial and other risks associated with our operating environment which could materially affect our results of operations and financial condition

Uncertainty about the timing and strength of a recovery in the U.S. and global economy continued to affect our operating environment. Our results, financial condition and statutory capital remain sensitive to equity market volatility and performance, and expectations are that market conditions will continue to pressure returns in our investment portfolio. Concerns over the European debt crisis, the ability of the U.S Government to manage the U.S. deficit, prolonged high unemployment and a stagnant U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and the market going forward. These events may have an adverse effect on us given our equity market exposure and our revenues may decline in such circumstances. In addition, we may experience an elevated instance of claims and lapses or surrenders of our policies. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our results of operations and financial condition.

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

The exposure to equity risks relates to the potential for lower earnings associated with our equity-based Separate Accounts, where fee income is earned based upon account values. The significant fluctuations in equity markets over the last several years has significantly impacted the account values and related fee income during those periods. In addition, certain of our products offer guaranteed benefits which increase our potential benefit exposure and statutory capital exposure should equity markets decline. Sustained declines in equity markets may result in the need to devote significant additional capital to support these products.

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

Recently, there has been an increase in potential federal initiatives that would affect the financial services industry. The Dodd-Frank Act which was enacted in July 2010, provides for comprehensive changes to the regulation of the financial services industry by granting existing government agencies and newly created government agencies and bodies (e.g., the Financial Stability Oversight Council and the Federal Insurance Office) authority to promulgate new financial regulations applicable to financial institutions. These new regulations may subject our parent to a number of requirements, including, among others, stress tests and stricter prudential standards, such as stricter requirements and limitations relating to liquidity, credit exposure and risk management. In addition, the Dodd-Frank Act authorizes the Federal Insurance Office, which does not have general authority over the business of insurance, to make recommendations to the Financial Stability Oversight Council that certain insurers be subject to more stringent regulation. Further, the Dodd-Frank Act requires the Federal Insurance Office to conduct a study on how to modernize and improve the system of insurance regulation in the United States. Many of the provisions of this legislation require substantial rulemaking across numerous agencies within the federal government. Although this process began in the second half of 2010, it is proceeding substantially slower than the aggressive schedule contemplated at the time of enactment. Consequently, the ultimate impact of any of these provisions on our results of operations, liquidity or capital resources is currently indeterminable.

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

Due in large part to the recent financial crisis that has affected many governments, there is an increasing risk that federal and/or state tax legislation could be enacted that would result in higher taxes on insurance companies and/or their policyholders. Although the specific form of any such potential legislation is uncertain, it may include lessening or eliminating some or all of the tax advantages currently benefiting the Company or its policyholders. This could occur in the context of deficit reduction or other tax reforms. The effects of any such changes could result in lapses of policies currently held and/or the incurrence of higher corporate taxes which could have a material adverse effect on our financial condition and results of operations.

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

A customized dynamic hedge program is maintained to mitigate the risks associated with income volatility around the change in reserves on GMWB. However, the hedge positions may not be effective to exactly offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, high levels of volatility in the equity markets and derivatives, extreme swings in interest rates, contract holder behavior that is different than expected, and divergence between the performing of the underlying funds and hedging indices.

Our valuations of many of our financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition

Fixed maturity, equity, trading securities, free standing and embedded derivatives and Separate Account assets, are reported at estimated fair value on our Balance Sheets. The determination of estimated fair value is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

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

Defaults in our bonds and private placements may adversely affect profitability and shareholder’s equity

For general account products, we typically bear the risk for investment performance (return of principal and interest). We are exposed to credit risk on our fixed income portfolio (e.g. bonds, private placements). Some issuers have defaulted on their financial obligations for various reasons, including bankruptcy, lack of liquidity, downturns in the economy, downturns in the real estate values, operational failure, and fraud. Any event reducing the value of the fixed income portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations, and financial condition.

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

A computer system failure, cyber attack or security breach may disrupt our business, damage our reputation and adversely affect our results of operations, financial condition and cash flows

We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our business is highly dependent on our ability to access these systems to perform necessary business functions such as providing customer support, administering variable products, making changes to existing policies, filing and paying claims, managing our investment portfolios, and producing financial statements. While we have policies, procedures, automation and backup plans designed to prevent or limit the effect of failure, our computer systems may be vulnerable to disruptions or breaches as a result of natural disasters, man-made disasters, criminal activity, pandemics, data and identity theft or other events beyond our control. The failure of our computer systems for any reason could disrupt our operations, result in loss of customer business and may adversely affect our profitability.

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

Changes in accounting standards may adversely affect our financial statements

Our financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”) as prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). From time to time, we are required to adopt new or revised accounting standards or guidance. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

The FASB is working closely with the International Accounting Standards Board on several projects, which could result in significant changes as GAAP converges with International Financial Reporting Standards (“IFRS”). Furthermore, the Securities and Exchange Commission (“SEC”) is considering whether and how to incorporate IFRS into the U.S. financial reporting system. The accounting changes being proposed by the FASB will be a complete change to how we account for and report significant areas of our business. The effective dates and transition methods are not known; however, we may be required to or may choose to adopt the new standards retrospectively. In this case, we will report results under the new accounting method as of the effective date, as well as for all periods presented.

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

We have received regulatory inquiries and examinations from certain state insurance regulators and other officials relating to compliance with unclaimed property laws and the use of data available on the U.S. Social Security Administration’s Death Master File (or a similar database) to identify instances where benefits under life insurance policies, annuities and retained asset accounts are payable. It is possible that other jurisdictions may pursue similar inquiries and that such inquiries may result in payments to beneficiaries, escheatment of funds deemed abandoned under state laws and changes to procedures for the identification and escheatment of abandoned property.

We may not be able to protect our intellectual property and may be subject to infringement claims

We may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon another party’s intellectual property rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, methods, processes or services. Any party that holds such a patent could make a claim of infringement against us. We may also be subject to claims by third parties for breach of copyright, trademark, trade secret or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.

Growth in revenues is dependent on sales of potential new products, if any, along with the market performance of the assets underlying the policies and the policy and rider fees received on the declining number of life insurance, variable annuity and market value adjusted annuity policies in force

The economic environment in recent years presented significant challenges to the Company’s ability to issue certain products at competitive returns leading to the Company’s election to discontinue new sales of life insurance, variable annuity and market value adjusted products. While new products designed to withstand a more volatile economic environment may be developed in the future, such products are not yet being issued. The uncertainty of the performance of the securities markets would also mean that where the Company’s revenues are dependent on fees or charges based on market value of investments underlying the policies, the Company’s revenues would also be uncertain. Further, as policyholders surrender their policies and the number of policies in force is reduced, and as policyholders die or otherwise withdraw value from their policies, the revenues that the Company receives for policy and rider administration, and for mortality and expense risks will likely decline over time. However, there remain a significant number of annuity and life insurance policies in force that will continue to be serviced and are expected to continue to generate revenues for the foreseeable future.

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

In addition during 2009, personnel performing services for the Registrant occupied office space in Jacksonville, Florida, which was owned by ML&Co. An allocable share of the cost of the above mentioned premise was paid by the Registrant through a transition services agreement between AUSA and ML&Co.

Item 3. Legal Proceedings

There is no material pending litigation to which the Registrant is a party or of which any of its property is the subject and there are no legal proceedings contemplated by any governmental authorities against the Registrant of which it has any knowledge.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The Registrant is a wholly owned subsidiary of AUSA. There is no public trading market for the Registrant’s common stock.

During 2011 and 2010, the Company did not receive a capital contribution from AUSA. In 2011, the Company paid a cash dividend of $25.0 million to AUSA. In 2010, the Company did not pay a dividend to AUSA. No other cash or stock dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of New York, notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. See Note 7 to the Registrant’s Financial Statements.

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

¡     The frequency and severity of defaults by issuers in our fixed income investment portfolios; and

¡      The effects of corporate bankruptcies and/or accounting restatements on the financial markets and the resulting decline in         the value of equity and debt securities we hold;

•	The frequency and severity of insured loss events;
•	Changes affecting mortality, morbidity, persistence and other factors that may impact the profitability of our insurance products;
•	Changes affecting interest rate levels and continuing low or rapidly changing interest rate levels;
•	Increasing levels of competition;
•	Changes in laws and regulations, particularly those affecting our operations, the products we sell, and the attractiveness of certain products to our customers;
•	Regulatory changes relating to the insurance industry in the jurisdictions in which we operate;
•	Lowering of one or more of the financial strength ratings and the adverse impact such action may have on the premium writings, policy retention, profitability and liquidity;
•	Acts of God, acts of terrorism, acts of war and pandemics;
•	Changes in the policies of central banks and/or governments;
•	Litigation or regulatory actions that could require us to pay significant damages or change the way we do business;
•	Customer responsiveness to both new products and distribution channels;
•	Competitive, legal, regulatory or tax changes that affect the distribution cost of or demand for our products;
•	The impact of product withdrawals, restructurings and other unusual items; and
•	Our failure to achieve anticipated levels of earnings or operational efficiencies as well as other cost saving initiatives.

We undertake no obligation to publicly update or revise any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which merely reflect Company expectations at the time of the writing. Actual results may differ materially from expectations conveyed in forward-looking statements due to changes caused by various risks and uncertainties. The reader should, however, consult any further disclosures TALICNY may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

Business Overview

TALICNY conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. Currently, the Company, is not issuing new life insurance products, variable annuity and market value adjusted annuity products. The Company offered the following guaranteed benefits within its variable annuity product suite: guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and guaranteed minimum withdrawal benefits (“GMWB”).

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

Valuation of Fixed Maturity and Equity Securities

The Company’s investments consist principally of fixed maturity and equity securities that are classified as available-for-sale (“AFS”) which are reported at estimated fair value. In addition, the Company holds fixed maturity securities which contain a conversion to equity feature, which is considered an embedded derivative. These fixed maturity securities have been classified as trading and are reported at estimated fair value. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its investments. The Company’s valuation policy utilizes a pricing hierarchy which dictates that publicly available prices are initially sought from indices and third-party pricing services. In the event that pricing is not available from these sources, those securities are submitted to brokers to obtain quotes. Lastly, securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

To understand the valuation methodologies used by third-party pricing services, the Company reviews and monitors their applicable methodology documents. Any changes to their methodologies are noted and reviewed for reasonableness. In addition, the Company performs in-depth reviews of prices received from third-party pricing services on a sample basis. The objective for such reviews is to demonstrate that the Company can corroborate detailed information such as assumptions, inputs and methodologies used in pricing individual securities against documented pricing methodologies. Only third-party pricing services and brokers with a substantial presence in the market and with appropriate experience and expertise are used.

Each month, the Company performs an analysis of the information obtained from third-party services and brokers to ensure that the information is reasonable and produces a reasonable estimate of fair value. The Company considers both qualitative and quantitative factors as part of this analysis, including but not limited to, recent transactional activity for similar fixed maturities, review of pricing statistics and trends, and consideration of recent relevant market events. Other controls and procedures over pricing received from indices, third-party pricing services, or brokers include validation checks such as exception reports which highlight significant price changes, stale prices or un-priced securities. Additionally, during 2011, the Company began performing back testing on a sample basis. Back testing involves selecting a sample of securities trades and comparing the prices in those transactions to prices used for financial reporting. Significant variances between the price used for financial reporting and the transaction price are investigated to explain the cause of the difference.

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value. At December 31 2011, approximately $1.8 million (or 1%) of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities. The Company did not have any private placement securities at December 31, 2010.

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

For the years ended December 31, 2011, 2010 and 2009, the Company recorded an OTTI in income, with no value of business acquired amortization, of less than $0.1 million, $0.1 million and $0.9 million, respectively.

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. The Company has entered into exchange traded derivatives, such as futures, and variance swaps to hedge the costs of the volatility of the Standard & Poor’s (“S&P”) market. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. At December 31, 2011 and 2010, the Company had 20 outstanding short futures contracts, respectively, with a notional amount of $6.3 million, respectively.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At December 31, 2011 and 2010, the Company’s VOBA asset was $27.6 million and $29.6 million, respectively. For the years ended December 31, 2011, 2010 and 2009, the favorable (unfavorable) impact to pre-tax net income related to VOBA unlocking was ($0.7) million, $0.6 million and ($0.5) million, respectively. For the year ended December 31, 2009, there was an impairment charge on variable annuities of $7.2 million. There were no impairment charges in 2011 and 2010. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At December 31, 2011 and 2010, variable annuities accounted for the Company’s entire DAC asset of $0.5 million and $0.4 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the year ended December 31, 2011, the unfavorable impact to pre-tax net income related to DAC unlocking was less than $0.1 million. For the years ended December 31, 2010 and 2009, there was relatively no impact to pre-tax income related to DAC unlocking. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At December 31, 2011 and 2010, variable annuities accounted for the Company’s entire DSI asset of $0.2 million and $0.1 million, respectively. See Note 4 to the Financial Statements for a further discussion.

The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at December 31, 2011, 2010 and 2009. The short-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at December 31, 2011 and 2010 and 7.25% at December 31, 2009.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down to fair value based primarily on discounted cash flows. The Company performed the annual test of goodwill at December 31, 2011, 2010 and 2009 and determined there was no impairment of goodwill.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at December 31, 2011 and 2010 were $105.2 million and $115.1 million, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At December 31, 2011 and 2010, future policy benefits were $19.1 million and $17.4 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issued. At December 31, 2011 and 2010, GMDB and GMIB liabilities included within future policy benefits were as follows:

	December 31,
(dollars in millions)	2011	2010
GMDB liability	$ 0.9	$ 0.0
GMIB liability	4.8	2.0

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the years ended December 31, 2011, 2010 and 2009, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was ($2.4) million, $2.3 million and ($0.2) million, respectively.

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

At December 31, 2011 and 2010, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

	December 31,
(dollars in millions)	2011	2010
GMWB liability	$ 2.8	$ 0.5
GMIB reinsurance asset	(9.1)	(5.5)

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

At December 31, 2011 and 2010, the Company did not have a tax valuation allowance for deferred tax assets. A tax valuation allowance was not deemed necessary as management determined that it is more likely than not that the deferred tax assets will be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company files a return in the U.S. federal tax jurisdiction and various state tax jurisdictions.

Recent Accounting Guidance

The following outlines the adoption of recent accounting guidance in 2011. See Note 1 to the Financial Statements for a further discussion.

•

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure – Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurement – requires separate presentation of information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements using significant unobservable inputs – adopted January 1, 2011.

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

•

ASC 820, Fair Value Measurements and Disclosure – ASU 2010-06, Improving Disclosures about Fair Value Measurements – guidance on new disclosures and clarifications of existing disclosures about fair value measurements – adopted January 1, 2010.

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

¡

ASU 2011-05, Presentation of Comprehensive Income – requires an entity to report components of comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements – will be adopted January 1, 2012.

¡

ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 – defers the amendments in ASU 2011-05 that relate to presentation of reclassifications out of accumulated other comprehensive income.

•

ASC 350, Intangibles—Goodwill and Other – ASU 2011-08, Testing Goodwill for Impairment – gives entities the option of performing a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test – will be adopted January 1, 2012.

•

ASC 210, Balance Sheet – ASU 2011-11, Disclosures about Offsetting Assets and Liabilities – enhances disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement – will be adopted January 1, 2013.

Deposits

Total direct deposits (including internal exchanges) were $0.9 million, $1.0 million and $2.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in deposits was primarily due to the Company ceasing to issue new variable annuity and market value adjusted annuity products in 2009. Internal exchanges during 2011 and 2010 were $0.2 million and $0.4 million, respectively. There were no internal exchanges during 2009.

Financial Condition

At December 31, 2011, the Company’s assets were $792.4 million or $115.6 million lower than the $908.0 million in assets at December 31, 2010. Assets excluding Separate Accounts assets decreased $21.3 million. Separate Accounts assets, which represent 68% of total assets, decreased $94.3 million (or 15%) to $541.7 million. Changes in Separate Accounts assets were as follows:

	December 31,
	2011	2010
Investment performance	$(5.1)	$64.6
Deposits	0.9	1.0
Policy fees and charges	(12.3)	(13.1)
Surrenders, benefits and withdrawals	(77.8)	(60.6)

Net change	$(94.3)	$(8.1)

There were no fixed contract owner deposits in 2011, 2010 and 2009. During 2011, 2010 and 2009, fixed contract owner withdrawals were $6.7 million, $8.1 million and $8.2 million, respectively.

Investments

The Company maintains a general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents.

The following schedule identifies the Company’s general account invested assets by type at December 31:

	$00,00	$00,00
	2011	2010
Fixed maturity AFS securities
Investment grade	68%	60%
Below investment grade	2	2

Total fixed maturity AFS securities	70	62

Fixed maturity trading securities	-	1
Policy loans	25	25
Cash and cash equivalents	5	12

	100%	100%

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at December 31, 2011 and 2010 were:

	December 31, 2011
		Gross Unrealized			% of
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Estimated Fair Value	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$21.2	$1.1	$(0.5)	$21.8	15%
Industrial	73.0	7.7	(0.1)	80.6	54
Utility	5.7	0.4	(0.1)	6.0	4
Asset-backed securities
Housing related	1.6	-	-	1.6	1
Credit cards	0.3	-	-	0.3	-
Autos	1.5	-	-	1.5	1
Commercial mortgage-backed securities - non agency backed	23.0	2.5	-	25.5	17
Residential mortgage-backed securities
Agency backed	4.4	0.1	-	4.5	3
Non agency backed	0.8	0.1	(0.2)	0.7	-
Government and government agencies
United States	3.0	0.4	-	3.4	2
Foreign	3.2	0.7	(0.1)	3.8	2

Total fixed maturity AFS securities	137.7	13.0	(1.0)	149.7	99

Equity securities - banking securities	1.2	-	(0.1)	1.1	1

Total equity securities	1.2	-	(0.1)	1.1	1

Total fixed maturity and equity securities	$138.9	$13.0	$(1.1)	$150.8	100%

	December 31, 2010
		Gross Unrealized			% of
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Estimated Fair Value	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$19.4	$1.0	$(0.2)	$20.2	14%
Industrial	76.3	4.9	(0.1)	81.1	57
Utility	4.8	0.3	(0.1)	5.0	3
Asset-backed securities
Housing related	2.0	-	-	2.0	1
Credit cards	0.3	-	-	0.3	-
Autos	2.0	0.1	-	2.1	1
Commercial mortgage-backed securities - non agency backed	24.9	2.4	-	27.3	19
Residential mortgage-backed securities
Agency backed	0.4	-	-	0.4	-
Non agency backed	0.9	-	(0.1)	0.8	1
Government and government agencies
United States	3.0	-	(0.1)	2.9	2
Foreign	3.2	0.3	(0.1)	3.4	2

Total fixed maturity AFS securities	137.2	9.0	(0.7)	145.5	100

Equity securities - banking securities	0.1	-	-	0.1	-

Total equity securities	0.1	-	-	0.1	-

Total fixed maturity and equity securities	$137.3	$9.0	$(0.7)	$145.6	100%

(1) Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at December 31, 2011.

Financial Services Sector

The Company’s $0.5 million of gross unrealized losses within the financial services sector has a fair value of $4.8 million. The majority of the unrealized loss in the financial services sector relates to the banking sub-sector which has $0.3 million of gross unrealized losses on securities with a fair value of $2.5 million. Companies within the Company’s financial services sector are high in credit quality and, as a whole, represent a large portion of the corporate debt market.

Banking

The overall exposure to the banking sub-sector in the Company’s portfolio is of high quality. The unrealized losses in the banking sub-sector primarily reflect the size of our holdings, low floating rate coupons on some securities, and credit spread widening in the sector due to the European debt crisis as well as residual impact from the U.S. financial crisis. As a whole, the sub-sector remained volatile in 2011 as financial bail-outs in Greece, Ireland, and Portugal led to fears that Italy and Spain may require similar International bail-outs. European banks hold a significant amount of government debt on their balance sheets. Subordinated securities, specifically, have become a target for liability management exercises by some European banks as they attempt to raise core Tier 1 ratios to 9% by June 2012 as required by the European Banking Authority. Deeply subordinated securities became more volatile following successful attempts by the European Commission to impose “burden sharing” on the subordinated securities of those banks receiving significant state-aid as a result of the 2008 financial crisis. Furthermore, proposed legislation in the U.S. and Europe could give governments wide discretion to impose “burden sharing” on both senior and subordinated bondholders in order to quickly stabilize or wind-up troubled banks. While these measures have made existing subordinated securities more volatile in the near-term, new, more stringent global legislation on bank capital and liquidity requirements is intended to reduce overall risk in the sector going forward. Furthermore, central banks appear committed to providing liquidity to the market and, as a result, asset write-downs and credit losses have diminished substantially in all but the most troubled countries.

Hybrid securities are included in the Company’s banking exposure, which typically have an original maturity of more than 30 years, may be perpetual and were designed to receive enhanced equity credit from rating agencies. In addition, they have other features that may not be consistent across issues such as a cumulative or non-cumulative coupon, capital replacement language and an alternative payment mechanism. The Company’s exposure to hybrid securities in an unrealized loss position is all rated investment grade and there is little risk of payment interruption.

The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss and does not consider those investments to be impaired at December 31, 2011. There are no individual issuers rated below investment grade in this sub-sector which have an unrealized loss position greater than $0.2 million.

Residential Mortgage-Backed Securities

RMBS are securitizations of underlying pools of residential mortgages on real estate. The underlying residential mortgages have varying credit characteristics and are pooled together and sold in tranches. The Company’s RMBS portfolio includes government sponsored enterprise (“GSE”) guaranteed passthroughs and whole loan collateralized mortgage obligations (“CMO”). The majority of the Company’s RMBS unrealized losses relate to whole loan CMOs.

All RMBS securities of the Company are monitored and reviewed on a monthly basis. Detailed cash flow models using the current collateral pool and capital structure on the portfolio are updated and reviewed quarterly. Model output is generated under base and stress-case scenarios. Our RMBS asset specialists utilize widely recognized industry modeling software to perform a loan-by-loan, bottom-up approach to modeling. Key assumptions used in the models are projected defaults, loss severities, and prepayments. Each of these key assumptions varies greatly based on the significantly diverse characteristics of the current collateral pool for each security. Loan-to-value, loan size, and borrower credit history are some of the key characteristics used to determine the level of assumption that is utilized. Defaults were estimated by identifying the loans that are in various delinquency buckets and defaulting a certain percentage of them over the near-term and long-term. Assumed defaults on delinquent loans are dependent on the specific security’s collateral attributes and historical performance.

Loss severity assumptions were determined by obtaining historical rates from broader market data and by adjusting those rates for vintage, specific pool performance, collateral type, mortgage insurance and estimated loan modifications. Prepayments were estimated by examining historical averages of prepayment activity on the underlying collateral. Once the entire pool is modeled, the results are closely analyzed by our asset specialists to determine whether or not our particular tranche or holding is at risk for not collecting all contractual cash flows taking into account the seniority and other terms of the tranches held. The Company impaired its particular tranche to the net present value of projected future cash flows where it would not be able to receive all contractual cash flows.

The Company’s $0.2 million of gross unrealized losses within the RMBS sector has a fair value of $0.7 million. The unrealized loss in the sector is primarily a result of the housing downturn the United States has experienced since 2007. Even with the stabilization over the past two years, fundamentals in RMBS continue to be weak, which impacts the magnitude of the unrealized loss. Delinquencies and severities in property liquidations remain at an elevated level, while prepayments remain at historically low levels. Due to the weak fundamental situation, reduced liquidity, and the requirement for higher yields due to market uncertainty, credit spreads remain elevated across the asset class.

There are no individual issuers rated below investment grade in the RMBS sector which have unrealized loss positions greater than $0.2 million.

Securities are impaired to the net present value of projected future cash flows where holdings are not projected to pay principal and interest in full. As the remaining unrealized losses in the RMBS portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired at December 31, 2011.

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2011 and 2010 by rating agency equivalent were:

	December 31, 2011		December 31, 2010
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$29.1	$32.0	$33.2	$35.7
AA	18.1	19.1	13.7	14.1
A	60.2	66.9	57.4	61.1
BBB	26.5	27.7	28.2	29.7
Below investment grade	3.8	4.0	4.7	4.9

Total fixed maturity AFS securities	$137.7	$149.7	$137.2	$145.5

Investment grade	97%	97%	97%	97%
Below investment grade	3%	3%	3%	3%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At December 31, 2011 and 2010 approximately $4.1 million (or 3%) and $11.2 million (or 8%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

Unrealized gains (losses) incurred during the years ended of 2011 and 2010, respectively, were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade AFS securities were as follows:

	December 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$2.7	$3.0	$(0.3)
Industrial	0.9	1.0	(0.1)
Equity securities - banking securities	1.0	1.1	(0.1)

Total fixed maturity and equity securities	$4.6	$5.1	$(0.5)

	December 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Greater than one year
Corporate bonds
Financial services	$2.1	$2.3	$(0.2)
Utility	1.8	1.9	(0.1)
Asset-backed securities - housing related	1.6	1.6	-

Total fixed maturity and equity securities	5.5	5.8	(0.3)

Total of all investment grade AFS securities
Corporate securities
Financial services	4.8	5.3	(0.5)
Industrial	0.9	1.0	(0.1)
Utility	1.8	1.9	(0.1)
Asset-backed securities - housing related	1.6	1.6	-
Equity securities - banking securities	1.0	1.1	(0.1)

Total fixed maturity and equity securities	$10.1	$10.9	$(0.8)

Total number of securities in a continuous unrealized loss position			15

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$2.8	$3.0	$(0.2)
Industrial	5.2	5.3	(0.1)
Utility	1.9	2.0	(0.1)
Government and government agencies - United States	0.9	1.0	(0.1)

Total fixed maturity and equity securities	10.8	11.3	(0.5)

Greater than one year
Corporate securities - financial services	0.8	0.8	-

Total fixed maturity and equity securities	$0.8	$0.8	$-

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Total of all investment grade AFS securities
Corporate securities
Financial services	$3.6	$3.8	$(0.2)
Industrial	5.2	5.3	(0.1)
Utility	1.9	2.0	(0.1)
Government and government agencies - United States	0.9	1.0	(0.1)

Total fixed maturity and equity securities	$11.6	$12.1	$(0.5)

Total number of securities in a continuous unrealized loss position			8

(1) Subsequent unrealized gains/losses on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	December 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Greater than one year
Residential mortgage-backed securities - non agency backed	$0.7	$0.9	$(0.2)
Government and government agencies - foreign	0.4	0.5	(0.1)
Equity securities - banking securities	0.1	0.1	-

Total fixed maturity and equity securities	$1.2	$1.5	$(0.3)

Total number of securities in a continuous unrealized loss position			3

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Greater than one year
Residential mortgage-backed securities - non agency backed	$0.8	$0.9	$(0.1)
Government and government agencies - foreign	0.4	0.5	(0.1)
Equity securities - banking securities	0.1	0.1	-

Total fixed maturity and equity securities	$1.3	$1.5	$(0.2)

Total number of securities in a continuous unrealized loss position			3

Gross unrealized losses and OTTI on below investment grade AFS securities represented 25% and 33% of total gross unrealized losses and OTTI on all AFS securities at December 31, 2011 and 2010, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2011.

Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position were as follows:

		December 31, 2011
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

There were two assets, an emerging market government and a regional U.S. banking institution, depressed over 20% and greater than one year at December 31, 2011. The drop in price was primarily due to increased illiquidity in the markets in general due to the European debt crisis.

During 2011, 2010 and 2009, there was less than $0.1 million, $0.1 million, and $0.1 million, respectively, of investment income on fixed maturity trading securities recorded in net investment income in the Statements of Income. During 2011 and 2010, there was less than $0.1 million and less than $0.1 million, respectively, of loss recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company recognized gains of less than $0.1 million during 2011 on the conversion of fixed maturity trading securities to preferred stock. There were no conversions of fixed maturity trading securities to preferred stock in 2010 or 2009.

Subprime Mortgage Investments

Subprime mortgages are loans to homebuyers who have weak or impaired credit histories. Through 2008, the market for these loans had expanded rapidly. During that time, however, lending practices and credit assessment standards grew steadily weaker. As a result, the market is now experiencing a sharp increase in the number of loan defaults. Investors in subprime mortgage assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes ABS issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below 660 at issuance. The Company also categorizes ABS issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660 at issuance. The estimated fair value of the subprime mortgage investments at December 31, 2011 and 2010 was $1.6 million and $2.0 million, respectively, entirely in first lien - fixed rate, AAA quality and vintages prior to 2004.

OTTI

The Company’s impairment losses were less than $0.1 million, $0.1 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, with no associated VOBA amortization. The 2011 and 2010 impairment losses were principally the result of the Company impairing its holding of a 2005 vintage RMBS due to adverse changes in cash flows. The Company impaired its holding of a preferred stock in CIT Group, Inc. for $0.2 million during the third quarter 2009. In the first quarter 2009, the Company impaired its holdings in Harrah’s Entertainment Inc. (“Harrah’s”) to fair value for $0.3 million.

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

The following summarizes the components for this cumulative effect adjustment:

(dollars in millions)	Unrealized OTTI on AFS Securities	Net Unrealized Loss on AFS Securities	Total Cumulative Effect Adjustment in OCI
Increase in amortized cost of AFS securities	$0.1	$0.1	$0.2
Change in VOBA	-	(0.1)	(0.1)

Net cumulative effect adjustment	$0.1	$-	$0.1

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

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the S&P. The Dow, NASDAQ and S&P ended 2011 with increases (decreases) of 6%, (2%) and less than (0.1%), respectively, from 2010. The Dow, NASDAQ and S&P ended 2010 with increases of 11%, 17% and 13%, respectively, from 2009.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 68% of Separate Accounts assets were invested in equity-based mutual funds at December 31, 2011. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During 2011, average variable account balances decreased $28.4 million (or 4.6%) to $593.4 million as compared to the same period in 2010.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	2011	2010	2009
Average medium term interest rate yield (a)	0.40%	0.97%	1.43%
Increase (decrease) in medium term interest rates (in basis points)	(57)	(46)	54
Credit spreads (in basis points) (b)	285	175	200
Expanding (contracting) of credit spreads (in basis points)	110	(25)	(535)

Increase (decrease) on market valuations: (in millions)
Available-for-sale investment securities	$3.6	$5.4	$15.2
Interest-sensitive policyholder liabilities	(0.4)	0.1	0.3

Net change on market valuations	$3.2	$5.5	$15.5

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

At December 31, 2011 and 2010, the Company had 994 and 1,069 life insurance and annuity contracts inforce with interest rate guarantees, respectively. The estimated average rate of interest credited on behalf of contract owners was 4.1% and 4.0% during 2011 and 2010, respectively. Total invested assets supporting these liabilities with interest rate guarantees had an estimated average effective yield of 4.3% and 6.3% during 2011 and 2010, respectively.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At December 31, 2011 and 2010, the Company’s assets included $174.1 million and $170.6 million, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During 2011 and 2010, the Company did not receive a capital contribution from AUSA. In 2011, the Company paid a cash dividend of $25.0 million to AUSA. In 2010, the Company did not pay a dividend to AUSA.

Ratings

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. Rating agencies rate insurance companies based on financial strength and the ability to pay claims, factors more relevant to contract holders than investors.

The financial strength rating scales of S&P, A.M. Best, and Fitch Ratings (“Fitch”) are characterized as follows:

•	S&P – AAA to R
•	A.M. Best – A++ to S
•	Fitch – AAA to C

On August 19, 2011, S&P upgraded the Company’s outlook from negative to stable. The Company’s financial strength rating remained the same.

The following table summarizes the Company’s ratings at March 29, 2012:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at December 31, 2011:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$15.5	$28.1	$24.6	$103.8	$172.0
Separate Accounts (a)	71.4	123.9	112.5	449.1	756.9

	$86.9	$152.0	$137.1	$552.9	$928.9

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2011, the Company’s estimated liability for future guaranty fund assessments was $0.3 million. At December 31, 2010, the Company did not have a liability for future guaranty fund assessments. In addition, the Company has a receivable for future premium tax deductions of $0.1 million at December 31, 2011. At December 31, 2010, the Company did not have a receivable for future premium tax deductions. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

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

The costs associated with acquiring contract owner deposits (DAC) are amortized based on the estimated gross profits for a group of contracts, as noted in the Critical Accounting Policies section above. Insurance expenses and taxes reported in the Statements of Income are net of amounts deferred. In addition, the Company incurs expenses associated with the maintenance of in force contracts.

2011 compared to 2010

For the years ended December 31, 2011 and 2010, the Company recorded net income of $6.2 million and $12.1 million, respectively. The decline in income during 2011 as compared to 2010 was primarily due to higher policy benefits and a higher effective tax rate.

Policy charge revenue decreased $0.6 million (or 4.2%) to $14.0 million during 2011, as compared to $14.6 million in 2010. The following table provides the changes in policy charge revenue by type for each respective period:

	$00,000	$00,000	$00,000
(dollars in millions)	2011	2010	Change
Asset-based policy charge revenue	$8.5	$9.0	$(0.5	) (a)
Guaranteed benefit based policy charge revenue	1.2	1.1	0.1
Non-asset based policy charge revenue	4.3	4.5	(0.2)

Total policy charge revenue	$14.0	$14.6	$(0.6)

(a)	Asset-based policy charge revenue for 2011 was negatively impacted by the decline in average variable account balances.

Net realized investment gains decreased $0.3 million to $0.6 million during 2011 as compared to $0.9 million in 2010. The following table provides the changes in net realized investment gains (losses) by type:

	$00,000	$00,000	$00,000
(dollars in millions)	2011	2010	Change
Interest related gains	$1.1	$1.7	$(0.6	) (a)
Equity related losses	(0.5)	(0.8)	0.3

Total net realized investment gains	$0.6	$0.9	$(0.3)

Write-downs for OTTI included in net realized investment gains (losses)	$-	$-	$-

(a)	The decrease in interest related gains in 2011 as compared to 2010 is primarily due to a decrease in gains on sales of fixed maturity securities in 2011.

Policy benefits increased $2.8 million during 2011 as compared to 2010. The following table provides the changes in policy benefits by type:

	$00,000	$00,000	$00,000
(dollars in millions)	2011	2010	Change
Annuity benefit unlocking	$2.4	$(2.4)	$4.8	(a)
Annuity benefit expense	0.5	1.9	(1.4	) (b)
Life insurance mortality expense	1.7	2.3	(0.6	) (c)

Total policy benefits	$4.6	$1.8	$2.8

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)

The decrease in annuity benefit expense in 2011 as compared to 2010 was primarily driven by a reduction in risk neutral rates and lower equity market performance which favorably impacted the GMIB Reinsurance reserves.

(c)	Life insurance mortality expense decreased in 2011 as compared to 2010 primarily due to 2010 claims with a high net amount at risk.

Amortization of VOBA was $1.6 million for the year ended December 31, 2011, which included unfavorable unlocking of $0.7 million. Amortization of VOBA was $1.2 million for the year ended December 31, 2010, which included favorable unlocking of $0.6 million. 2011 was impacted by unfavorable equity markets and long-term interest rate assumption changes during the third quarter resulting in lower amortization expense and unfavorable unlocking as compared to 2010.

Insurance expenses and taxes decreased $0.7 million as compared to 2010. The following table provides the changes in insurance expenses and taxes for each respective period:

	$00,000	$00,000	$00,000
(dollars in millions)	2011	2010	Change
Commissions	$2.7	$2.8	$(0.1)
General insurance expense	1.7	2.4	(0.7	) (a)
Taxes, licenses, and fees	0.1	-	0.1

Total insurance expenses and taxes	$4.5	$5.2	$(0.7)

(a)	The decline in general insurance expenses is primarily due to lower transition and system conversion related expenses in 2011 as compared to 2010.

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

Policy charge revenue decreased $0.2 million (or 1%) to $14.6 million during 2010, as compared to $14.8 million in 2009. The following table provides the changes in policy charge revenue by type for each respective period:

	$00,000	$00,000	$00,000
(dollars in millions)	2010	2009	Change
Asset-based policy charge revenue	$9.0	$8.8	$0.2
Guaranteed benefit based policy charge revenue	1.1	1.4	(0.3)
Non-asset based policy charge revenue	4.5	4.6	(0.1)

Total policy charge revenue	$14.6	$14.8	$(0.2)

Net realized investment gains (losses) increased $3.8 million to $0.9 million during 2010 as compared to ($2.9) million in 2009. The following table provides the changes in net realized investment gains (losses) by type:

	$00,000	$00,000	$00,000
(dollars in millions)	2010	2009	Change
Credit related losses	$-	$(0.6)	$0.6	(a)
Interest related gains (losses)	1.7	(0.3)	2.0	(b)
Equity related losses	(0.8)	(2.0)	1.2	(c)

Total net realized investment gains (losses)	$0.9	$(2.9)	$3.8

Write-downs for OTTI included in net realized investment gains (losses)	$-	$(0.9)	$0.9	(a)

(a)

The change in credit related losses as compared to 2009 is primarily due to a decrease in OTTI impairments along with the change in accounting principle for OTTI impairments in 2009. See Note 3 to the Financial Statements for further discussion.

(b)	The increase in interest related gains was principally due to the credit spread movement tightening in 2010.
(c)	The change in equity related losses principally relates to the lower net losses on futures contracts during 2010 as compared to 2009.

Policy benefits decreased $1.5 million during 2010 as compared to 2009. The following table provides the changes in policy benefits by type:

	$00,000	$00,000	$00,000
(dollars in millions)	2010	2009	Change
Annuity benefit unlocking	$(2.4)	$0.1	$(2.5	) (a)
Annuity benefit expense	1.9	1.7	0.2
Amortization of deferred sales inducements	-	0.1	(0.1)
Life insurance mortality expense	2.3	1.4	0.9	(b)

Total policy benefits	$1.8	$3.3	$(1.5)

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)	Life insurance mortality expenses increased in 2010 primarily due to an increase in claims with a high net amount at risk.

Reinsurance premiums ceded increased $0.3 million during 2010 as compared to 2009 principally due to refined calculations related to a system conversion. At December 31, 2010, the Company had recaptured the majority of its life reinsurance which had started in second quarter of 2008.

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

Insurance expenses and taxes decreased $0.8 million as compared to 2009. The following table provides the changes in insurance expenses and taxes for each respective period:

	$00,000	$00,000	$00,000
(dollars in millions)	2010	2009	Change
Commissions	$2.8	$2.8	$-
General insurance expense	2.4	3.5	(1.1	) (a)
Taxes, licenses, and fees	-	(0.3)	0.3

Total insurance expenses and taxes	$5.2	$6.0	$(0.8)

(a)	The decrease in general insurance expenses is primarily due to lower transition and system conversion related expenses in 2010 as compared to 2009.

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

Select financial information by segment for the years ended December 31 is as follows:

(dollars in millions)	Annuity	Life Insurance	Total
2011
Net revenues (a)	$13.1	$5.7	$18.8
Amortization (accretion) of VOBA	(0.5)	2.1	1.6
Policy benefits (net of reinsurance recoveries)	2.8	1.8	4.6
Federal income tax expense (benefit)	1.6	(0.1)	1.5
Net income	5.2	1.0	6.2

2010
Net revenues (a)	$14.2	$5.7	$19.9
Amortization of VOBA	0.6	0.6	1.2
Policy benefits (net of reinsurance recoveries)	(0.5)	2.3	1.8
Federal income tax benefit	(1.1)	(0.1)	(1.2)
Net income	10.6	1.5	12.1

2009
Net revenues (a)	$9.3	$5.8	$15.1
Amortization and impairment of VOBA	9.2	1.6	10.8
Policy benefits (net of reinsurance recoveries)	1.9	1.4	3.3
Federal income tax expense	0.1	0.6	0.7
Net income (loss)	(7.6)	1.5	(6.2)

(a)	Management considers interest credited to policyholder liabilities in evaluating net revenues.

The Company is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2011, 2010 or 2009.

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

The table below shows the interest rates at the end of the last five years:

	$000,000.00	$000,000.00	$000,000.00	$000,000.00	$000,000.00	$000,000.00
		2011	2010	2009	2008	2007
3-Month US Libor		0.58%	0.30%	0.25%	1.43%	4.70%
10-Year U.S. Treasury		1.89%	3.38%	3.85%	2.21%	4.03%

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

	Estimated Approximate Effects on:
Change in Interest Rates: (dollars in millions)	Net Income	Equity

2011
Shift Up of 100 Basis Points	$(0.8)	$(5.1)
Shift Down of 100 Basis Points	$1.0	$5.4

2010
Shift Up of 100 Basis Points	$(0.8)	$(5.2)
Shift Down of 100 Basis Points	$1.0	$5.6

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

The table that follows sets forth the closing levels of certain major indices at the end of the last five years:

	$000,000.00	$000,000.00	$000,000.00	$000,000.00	$000,000.00	$000,000.00
		2011	2010	2009	2008	2007
S&P 500		1,258	1,258	1,115	903	1,468
NASDAQ		2,605	2,653	2,269	1,577	2,652
DOW		12,218	11,578	10,428	8,776	13,265

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

	Estimated Approximate Effect on Net Income
Immediate Change of: (dollars in millions)	2011	2010
Equity Increase of 10%	$1.1	$0.6
Equity Increase of 20%	$1.8	$0.9

Equity Decrease of 10%	$(1.5)	$(0.8)
Equity Decrease of 20%	$(4.0)	$(1.9)

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

Sensitivity analysis of net income to various underwriting risks is shown in the table that follows. The sensitivities represent an increase or decrease of mortality rates over 2011. Increases in mortality rates lead to an increase in the level of benefits and claims on most business. The impact on net income and equity of sales transactions of investments required to meet the higher cash outflow from lapses or deaths are reflected in the sensitivities.

	Estimated Approximate Effect on Net Income
Immediate Change of: (dollars in millions)	2011	2010
20% Increase in Lapse Rates	$(0.1)	$(0.0)
20% Decrease in Lapse Rates	$0.1	$0.0

10% Increase in Mortality Rates	$(0.2)	$(0.2)
10% Decrease in Mortality Rates	$0.2	$0.2

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

Item 9A. Controls and Procedures

a) Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) generally refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by TALICNY in the reports that it files or submits under the Exchange Act is accumulated and communicated to TALICNY’s management, including TALICNY’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. TALICNY’s management, with the participation of the Chairman of the Board and President and Chief Financial Officer, have evaluated the effectiveness of the TALICNY’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, TALICNY’s Chairman of the Board and President and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

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

TALICNY’s management, with the participation of the Chairman of the Board and President and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. TALICNY’s management, with the participation of the Chairman of the Board and President and Chief Financial Officer, has conducted an evaluation of the effectiveness of TALICNY’s internal control over financial reporting as of December 31, 2011 based on the criteria related to internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, TALICNY’s management concluded that the internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of TALICNY’s registered public accounting firm regarding internal control over financial reporting because TALICNY is a non-accelerated filer.

c) Changes in internal control over financial reporting

During the fiscal quarter ended December 31, 2011, there have been no changes in TALICNY’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, TALICNY’s internal control over financial reporting.

Item 9B. Other Information

No information is required to be disclosed under this item.

PART III

Information called for by items 10 through 13 of this part is omitted pursuant to General instruction I. of form 10-K.

Item 14. Principal Account Fees and Services

Fees Paid to the Registrant’s Independent Auditor

The aggregate fees for professional services rendered by Ernst & Young LLP (“E&Y”) for the audit of TALICNY’s Financial Statements in 2011, 2010 and 2009 were:

	$000,000	$000,000	$000,000
	2011	2010	2009
Audit (a)	$225,000	$250,000	$328,000

(a)

Audit fees consist of fees for the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on TALICNY’s financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating the audit or quarterly review. They also include fees billed for other audit services, which are those services that only the external auditor reasonably can provide, and include statutory audits, comfort letters, services associated with SEC registration statements, periodic reports and other documents filed with the SEC.

Audit Committee Pre-approval Policies and Procedures

TALICNY’s Audit Committee is responsible, among other matters, for the oversight of the external auditor. Consistent with SEC rules regarding auditor independence, the Audit Committee has adopted a policy regarding pre-approval of audit and permissible non-audit services provided by our independent auditors (the “Pre-approval Policy”).

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

During 2011, all services provided to TALICNY by E&Y were pre-approved by the Audit Committee in accordance with the Pre-approval policy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Exhibits

(1)	The following financial statements of the Registrant are filed as part of this report

a.	Independent Registered Public Accounting Firm Report dated March 29, 2012 (Ernst & Young LLP).

b.	Balance Sheets at December 31, 2011 and 2010.

c.	Statements of Income for the Years Ended December 31, 2011, 2010 and 2009.

d.	Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009.

e.	Statements of Stockholder’s Equity for the Years Ended December 31, 2011, 2010 and 2009.

f.	Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.

g.	Notes to Financial Statements for the Years Ended December 31, 2011, 2010 and 2009.

(2)	Not applicable.

(3)	The following exhibits are filed as part of this report:

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

3.2	Certificate of Amendment of the Charter of ML Life Insurance Company of New York. (Incorporated by Reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed August 12, 2010.)

3.3	By-Laws of Transamerica Advisors Life Insurance Company of New York. (Incorporated by Reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed August 12, 2010.)

4.1	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.2	Modified Guaranteed Annuity Contract Application. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.3	Qualified Retirement Plan Endorsement. (Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.4	IRA Endorsement. (Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.5	Company Name Change Endorsement. (Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

4.6	IRA Endorsement, MLNY009 (Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994).

4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94. (Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94. (Incorporation by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc. (Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation. (Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.)

10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.)

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(k) to Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.)

10.12	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.)

10.13	Non-Affiliated Broker-Dealer Wholesaling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.)

10.14	Selling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.)

10.15	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed August 17, 2007.)

10.16	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.)

10.17	Principal Underwriting Agreement between Transamerica Capital, Inc. and ML Life Insurance Company of New York (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562,33-60288, 333-48983, and 333-133224, filed March 26, 2009.)

10.18	Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company of New York. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2011.)

10.19	Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2011.)

24.1	Powers of Attorney for Eric J. Martin, William Brown, Jr., Steven E. Frushtick, and John T. Mallett. (Incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, Nos. 34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2010.)

24.2	Powers of Attorney for Peter P. Post, Thomas A. Swank, and Marc Cahn. (Incorporated by reference to Exhibit 24.2 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2011.)

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.

Management Report on Internal Control over Financial Reporting

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for TALICNY to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of internal control over financial reporting effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

INDEX TO FINANCIAL STATEMENTS

Independent Registered Public Accounting Firm Report

Balance Sheets at December 31, 2011 and 2010

Statements of Income for the Years Ended December 31, 2011, 2010 and 2009

Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009

Statements of Stockholder’s Equity for the Years Ended December 31, 2011, 2010 and 2009

Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Notes to Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

[ERNST & YOUNG LLP]

Report of Independent Registered Public Accounting Firm

The Board of Directors

Transamerica Advisors Life Insurance Company of New York

We have audited the accompanying balance sheets of Transamerica Advisors Life Insurance Company of New York as of December 31, 2011 and 2010, and the related statements of income, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transamerica Advisors Life Insurance Company of New York at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Des Moines, Iowa

March 29, 2012

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2011	2010

ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2011 - $137,690; 2010 - $137,198)	$149,707	$145,547
Fixed maturity trading securities	138	1,295
Equity available-for-sale securities, at estimated fair value (cost: 2011 - $1,228; 2010 - $80)	1,131	66
Policy loans	53,433	58,839

Total investments	204,409	205,747

Cash and cash equivalents	10,120	28,617
Accrued investment income	3,018	3,159
Deferred policy acquisition costs	466	364
Deferred sales inducements	170	133
Value of business acquired	27,563	29,639
Goodwill	500	500
Federal income taxes - current	1,014	113
Reinsurance receivables - net	-	171
Receivable for investments sold - net	41	13
Other assets	3,389	3,498
Separate Accounts assets	541,690	636,012

Total Assets	$792,380	$907,966

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$105,163	$115,096
Future policy benefits	19,066	17,439
Claims and claims settlement expenses	5,184	3,359

Total policyholder liabilities and accruals	129,413	135,894

Federal income taxes - deferred	3,995	1,317
Affiliated payables - net	3	148
Reinsurance payables - net	31	-
Other liabilities	1,053	1,433
Separate Accounts liabilities	541,690	636,012

Total Liabilities	676,185	774,804

Stockholder’s Equity
Common stock ($10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	128,638	128,638
Accumulated other comprehensive income, net of taxes	7,347	5,549
Retained deficit	(21,990)	(3,225)

Total Stockholder’s Equity	116,195	133,162

Total Liabilities and Stockholder’s Equity	$792,380	$907,966

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands)	2011	2010	2009

Revenues
Policy charge revenue	$13,975	$14,586	$14,774
Net investment income	10,033	10,450	9,900
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	(62)	(212)	(942)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	62	164	-
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(22)	-	33

Net other-than-temporary impairment losses on securities recognized in income	(22)	(48)	(909)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	594	914	(2,054)

Net realized investment gains (losses)	572	866	(2,963)

Total Revenues	24,580	25,902	21,711

Benefits and Expenses
Interest credited to policyholder liabilities	5,823	6,040	6,597
Policy benefits (net of reinsurance recoveries: 2011 - $132; 2010 - $440; 2009 - $61)	4,570	1,817	3,278
Reinsurance premium ceded	363	707	383
Amortization (accretion) of deferred policy acquisition costs	(97)	2	117
Amortization and impairment of value of business acquired	1,648	1,246	10,800
Insurance expenses and taxes	4,524	5,192	5,980

Total Benefits and Expenses	16,831	15,004	27,155

Income (Loss) Before Taxes	7,749	10,898	(5,444)

Federal Income Tax Expense (Benefit)
Current	(151)	20	561
Deferred	1,665	(1,227)	176

Federal Income Tax Expense (Benefit)	1,514	(1,207)	737

Net Income (Loss)	$6,235	$12,105	$(6,181)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(dollars in thousands)	2011	2010	2009

Net Income (Loss)	$6,235	$12,105	$(6,181)

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains arising during the period	3,922	5,990	12,600
Reclassification adjustment for (gains) losses included in net income (loss)	(355)	(478)	2,629

	3,567	5,512	15,229

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	(62)	(164)	-
Change in previously recognized unrealized other-than-temporary impairments	58	23	79
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	22	-	(33)

	18	(141)	46
Adjustments
Policyholder liabilities	(369)	119	333
Deferred policy acquisition costs	-	-	38
Value of business acquired	(405)	(65)	392
Deferred federal income taxes	(1,013)	(1,926)	(5,591)

	(1,787)	(1,872)	(4,828)

Total other comprehensive income, net of taxes	1,798	3,499	10,447

Comprehensive Income	$8,033	$15,604	$4,266

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

	For the Years Ended December 31,
(dollars in thousands)	2011	2010	2009

Common Stock	$2,200	$2,200	$2,200

Additional Paid-in Capital	$128,638	$128,638	$128,638

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	$5,549	$2,050	$(8,333)
Total other comprehensive income, net of taxes	1,798	3,499	10,447
Cumulative effect of adoption of other-than-temporary impairment guidance	-	-	(64)

Balance at end of year	$7,347	$5,549	$2,050

Retained Earnings (Deficit)
Balance at beginning of year	$(3,225)	$(15,330)	$(9,213)
Net income (loss)	6,235	12,105	(6,181)
Cash dividend paid to AEGON USA, LLC	(25,000)	-	-
Cumulative effect of adoption of other-than-temporary impairment guidance	-	-	64

Balance at end of year	$(21,990)	$(3,225)	$(15,330)

Total Stockholder’s Equity	$116,195	$133,162	$117,558

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(dollars in thousands)	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,235	$12,105	$(6,181)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	(102)	(4)	51
Change in deferred sales inducements	(37)	(3)	35
Change in value of business acquired	1,648	1,246	10,800
Change in benefit reserves	1,593	(1,729)	(598)
Change in federal income tax accruals	764	(1,708)	1,986
Change in claims and claims settlement expenses	1,825	1,441	(178)
Change in other operating assets and liabilities, net	(102)	593	1,921
Amortization (accretion) of investments	248	55	(188)
Interest credited to policyholder liabilities	5,823	6,040	6,597
Net change in fixed maturity trading securities	9	(160)	-
Net realized investment (gains) losses	(572)	(866)	2,963

Net cash and cash equivalents provided by operating activities	17,332	17,010	17,208

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	49,697	34,285	28,544
Maturities of available-for-sale securities	4,242	9,025	12,358
Purchases of available-for-sale securities	(54,710)	(69,238)	(24,370)
Sales of fixed maturity trading securities	1,148	-	-
Net settlements on futures contracts	(521)	(806)	(1,849)
Policy loans on insurance contracts, net	5,406	4,206	4,342
Other	-	183	-

Net cash and cash equivalents provided in (used in) investing activities	5,262	(22,345)	19,025

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	706	596	2,907
Policyholder withdrawals	(16,797)	(16,067)	(19,690)
Cash dividend paid to AEGON USA, LLC	(25,000)	-	-

Net cash and cash equivalents used in financing activities	(41,091)	(15,471)	(16,783)

Net increase (decrease) in cash and cash equivalents (1)	(18,497)	(20,806)	19,450
Cash and cash equivalents, beginning of year	28,617	49,423	29,973

Cash and cash equivalents, end of year	$10,120	$28,617	$49,423

(1) Included in net increase (decrease) in cash and cash equivalents is interest received (2011 - $0; 2010 - $2; 2009 - $0); interest paid (2011 - $1; 2010 - $2; 2009 - $1); federal income taxes paid (2011 - $750; 2010 - $805; 2009 - $100); and federal income taxes received (2011 - $0; 2010 - $307; 2009 - $1,350)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

NOTES TO FINANCIAL STATEMENTS

(Dollars in Thousands)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Transamerica Advisors Life Insurance Company of New York (“TALICNY” or the “Company”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, general insurance and limited banking operations in a number of these countries. Prior to December 28, 2007, the Company was an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“ML&Co”).

The Company is a life insurance company, who conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. The Company is domiciled in the State of New York and is currently licensed to sell insurance and annuities in nine states. Currently, the Company is not issuing new life insurance, variable annuity and market value adjusted annuity products.

Basis of Reporting

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). The Company also submits financial statements to insurance industry regulatory authorities, which are prepared on the basis of statutory accounting principles (“SAP”). The significant accounting policies and related judgments underlying the Company’s financial statements are summarized below.

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

Investments

Fixed maturity and equity securities

The Company’s investments consist principally of fixed maturity and equity securities that are classified as available-for-sale (“AFS”) which are reported at estimated fair value. In addition, the Company holds fixed maturity securities which contain a conversion to equity feature, which is considered an embedded derivative. These fixed maturity securities have been classified as trading and are reported at estimated fair value. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its investments. The Company’s valuation policy utilizes a pricing hierarchy which dictates that publicly available prices are initially sought from indices and third-party pricing services. In the event that pricing is not available from these sources, those securities are submitted to brokers to obtain quotes. Lastly, securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

To understand the valuation methodologies used by third-party pricing services, the Company reviews and monitors their applicable methodology documents. Any changes to their methodologies are noted and reviewed for reasonableness. In addition, the Company performs in-depth reviews of prices received from third-party pricing services on a sample basis. The objective for such reviews is to demonstrate that the Company can corroborate detailed information such as assumptions, inputs and methodologies used in pricing individual securities against documented pricing methodologies. Only third-party pricing services and brokers with a substantial presence in the market and with appropriate experience and expertise are used.

Each month, the Company performs an analysis of the information obtained from third-party services and brokers to ensure that the information is reasonable and produces a reasonable estimate of fair value. The Company considers both qualitative and quantitative factors as part of this analysis, including but not limited to, recent transactional activity for similar fixed maturities, review of pricing statistics and trends, and consideration of recent relevant market events. Other controls and procedures over pricing received from indices, third-party pricing services, or brokers include validation checks such as exception reports which highlight significant price changes, stale prices or un-priced securities. Additionally, during 2011, the Company began performing back testing on a sample basis. Back testing involves selecting a sample of securities trades and comparing the prices in those transactions to prices used for financial reporting. Significant variances between the price used for financial reporting and the transaction price are investigated to explain the cause of the difference.

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly, the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market, as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value.

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

For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non credit portion). The credit loss is recognized in earnings and the non credit loss is recognized in other comprehensive income (“OCI”), net of applicable taxes and value of business acquired. Management records subsequent changes in the estimated fair value (positive and negative) of AFS debt securities for which non credit OTTI was previously recognized in OCI in OCI-OTTI.

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

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. The Company has entered into exchange traded derivatives, such as futures, and variance swaps to hedge the costs of the volatility of the Standard & Poor’s (“S&P”) market. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, is calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily.

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

At December 31, 2011 and 2010, variable annuities accounted for the Company’s entire DAC asset. See Note 4 to the Financial Statements for further discussion.

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

The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At December 31, 2011 and 2010, variable annuities accounted for the Company’s entire DSI asset. See Note 4 to the Financial Statements for further discussion.

The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at December 31, 2011, 2010 and 2009. The short-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at December 31, 2011 and 2010 and 7.25% at December 31, 2009.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. The Company performed the annual test of goodwill at December 31, 2011, 2010 and 2009 and determined there was no impairment of goodwill.

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

	2011	2010
Interest-sensitive life products	4.00%	4.00%
Interest-sensitive deferred annuities	3.00% - 6.05%	3.00% - 6.15%

These rates may be changed at the option of the Company after initial guaranteed rates expire, unless contracts are subject to minimum interest rate guarantees.

Future Policy Benefits

The Company’s liability for future policy benefits consists of liabilities for immediate annuities and liabilities for certain guaranteed benefits contained in the variable insurance products the Company manufactures. Liabilities for immediate annuities are equal to the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment generally depends on policyholder mortality. Interest rates used in establishing such liabilities were in the range of 2.55% to 5.75% during 2011 and 2010, respectively. See Note 5 to the Financial Statements for further discussion.

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

ASC 350, Intangibles—Goodwill and Other

On January 1, 2011 the Company adopted guidance (ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts), which requires entities with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. The adoption did not have a material impact on the Company’s results of operations and financial position.

Accounting Guidance Adopted in 2010

ASC 820, Fair Value Measurements and Disclosures

The Company adopted guidance (ASU 2010-06, Improving Disclosures about Fair Value Measurements), which included new disclosures and clarifications of existing disclosures about fair value measurements for the period ended March 31, 2010. The guidance requires disclosure of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and reasons for the transfers. Additionally, the ASU clarifies the level of disaggregation for fair value disclosures, requiring disclosures for each class of assets and liabilities. The guidance clarified that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The adoption required updates to the Company’s financial statement disclosures, but did not impact the Company’s results of operations or financial position.

Future Adoption of Accounting Guidance

ASC 944, Financial Services—Insurance

In October 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. An insurance entity may only capitalize incremental direct costs of contract acquisition, the portion of employees’ compensation directly related to time spent performing specified acquisition activities for a contract that has actually been acquired, other costs related directly to specified activities that would not have been incurred had the acquisition contract transaction not occurred, and advertising costs that meet capitalization criteria in other GAAP guidance. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt the guidance prospectively on January 1, 2012. The adoption is not expected to have a material impact on the Company’s results of operations and financial position.

ASC 820, Fair Value Measurements and Disclosures

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). Some of the amendments represent clarifications of existing requirements. Other amendments change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the guidance on January 1, 2012. The adoption will affect disclosures but is not expected to have a material impact on the Company’s results of operations and financial position.

ASC 220, Comprehensive Income

•

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to report components of comprehensive income in either a single, continuous statement of comprehensive income or two separate but consecutive statements. Under the two statement approach, the first statement would include components of net income and the second statement would include components of OCI.

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

•

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This guidance defers the portion of ASU 2011-05 that requires an entity to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where OCI is presented, by component of OCI. The deferral is effective at the same time as ASU 2011-05, for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

ASC 210, Balance Sheet

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which enhances disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement. Entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The guidance is effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by this guidance should be applied retrospectively for all comparative periods presented. The Company will adopt the guidance on January 1, 2013, which affects disclosures and therefore will not impact the Company’s results of operations and financial position.

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$108,402	$-	$108,402
Asset-backed securities	-	3,467	-	3,467
Commercial mortgage-backed securities	-	25,501	-	25,501
Residential mortgage-backed securities	-	4,120	1,098	5,218
Government and government agencies
United States	3,370	-	-	3,370
Foreign	2,711	1,038	-	3,749

Total fixed maturity AFS securities (a)	6,081	142,528	1,098	149,707
Fixed maturity trading securities - corporate securities (a)	-	138	-	138
Equity securities - banking securities (a)	-	1,131	-	1,131
Cash equivalents (b)	-	10,603	-	10,603
Separate Accounts assets (c)	541,690	-	-	541,690

Total assets	$547,771	$154,400	$1,098	$703,269

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(6,356)	$(6,356)

Total liabilities	$-	$-	$(6,356)	$(6,356)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$106,361	$-	$106,361
Asset-backed securities	-	4,434	-	4,434
Commercial mortgage-backed securities	-	27,232	-	27,232
Residential mortgage-backed securities	-	1,202	-	1,202
Government and government agencies
United States	2,936	-	-	2,936
Foreign	2,401	981	-	3,382

Total fixed maturity AFS securities (a)	5,337	140,210	-	145,547
Fixed maturity trading securities - corporate securities (a)	-	1,295	-	1,295
Equity securities - banking securities (a)	-	66	-	66
Cash equivalents (b)	-	29,722	-	29,722
Separate Accounts assets (c)	636,012	-	-	636,012

Total assets	$641,349	$171,293	$-	$812,642

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(4,973)	$(4,973)

Total liabilities	$-	$-	$(4,973)	$(4,973)

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

During 2011 and 2010, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at December 31, 2011 and 2010:

	December 31,
Fixed maturity AFS securities	2011	2010

Balance at beginning of period (a)	$-	$2,216

Change in unrealized gains (b)	28	22
Purchases	2,162	-
Sales	(1,092)	(29)
Transfers out of Level 3	-	(2,213)
Changes in valuation (c)	-	4

Balance at end of period (a)	$1,098	$-

(a)	Recorded as a component of fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss).
(c)	Recorded as a component of net investment income in the Statements of Income.

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The increase in Level 3 securities at December 31, 2011 is primarily due to a security whose fair value was based on a non binding quote. The decrease in Level 3 securities at December 31, 2010 is primarily due to an increase in market activity and availability of market observable data (Level 2).

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

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 135 basis points (“bps”) and 90 bps at December 31, 2011 and 2010, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P 500 index (expressed as a spot rate) was 25.9% at December 31, 2011 and 24.8% at December 31, 2010. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance

Balance at beginning of period (b)	$529	$(5,502)	$1,263	$(5,745)

Changes in interest rates (a)	1,397	(2,628)	527	(799)
Changes in equity markets (a)	808	(936)	28	315
Other (a)	42	(66)	(1,289)	727

Balance at end of period (b)	$2,776	$(9,132)	$529	$(5,502)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During 2011, the change in GMWB and GMIB reinsurance reserves was primarily driven by the reduction in risk neutral rates and lower equity market performance. During 2010, the decrease in the GMWB and GMIB reinsurance reserves was principally driven by a decline in risk neutral rates and updated policyholder behavior assumptions partially offset by improved equity markets.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at December 31, 2011 and 2010 were:

	December 31, 2011
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$99,892	$9,247	$(737)	$108,402
Asset-backed securities	3,423	50	(6)	3,467
Commercial mortgage-backed securities	22,967	2,534	-	25,501
Residential mortgage-backed securities	5,252	125	(159)	5,218
Government and government agencies
United States	2,972	398	-	3,370
Foreign	3,184	666	(101)	3,749

Total fixed maturity AFS securities	$137,690	$13,020	$(1,003)	$149,707

Equity securities - banking securities	$1,228	$-	$(97)	$1,131

Total equity securities	$1,228	$-	$(97)	$1,131

	December 31, 2010
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$100,552	$6,198	$(389)	$106,361
Asset-backed securities	4,286	148	-	4,434
Commercial mortgage-backed securities	24,859	2,373	-	27,232
Residential mortgage-backed securities	1,320	23	(141)	1,202
Government and government agencies
United States	2,986	58	(108)	2,936
Foreign	3,195	275	(88)	3,382

Total fixed maturity AFS securities	$137,198	$9,075	$(726)	$145,547

Equity securities - banking securities	$80	$-	$(14)	$66

Total equity securities	$80	$-	$(14)	$66

(1) Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at December 31, 2011 and 2010 were:

	December 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$133,857	$145,732	$132,510	$140,665
Below investment grade	3,833	3,975	4,688	4,882

Total fixed maturity AFS securities	$137,690	$149,707	$137,198	$145,547

At December 31, 2011 and 2010, the estimated fair value of fixed maturity securities rated BBB- were $4,098 and $11,174, respectively, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2011 and 2010 by contractual maturities were:

	December 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$6,188	$6,261	$415	$417
Due after one year through five years	33,286	35,906	30,148	31,240
Due after five years through ten years	56,878	62,056	65,964	70,502
Due after ten years	9,696	11,298	10,206	10,520

	106,048	115,521	106,733	112,679
Mortgage-backed securities and other asset-backed securities	31,642	34,186	30,465	32,868

Total fixed maturity AFS securities	$137,690	$149,707	$137,198	$145,547

In the preceding table fixed maturity securities not due at a single maturity date, have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During 2011, 2010 and 2009, there was $29, $88 and $88, respectively, of investment income on fixed maturity trading securities recorded in net investment income in the Statements of Income. During 2011 and 2010, there was $35 and $24, respectively, of loss recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company recognized gains of $25 during 2011 on the conversion of fixed maturity trading securities to preferred stock. There were no conversions of fixed maturity trading securities to preferred stock in 2010 or 2009.

The Company had investment securities with an estimated fair value of $1,008 and $951 that were deposited with insurance regulatory authorities at December 31, 2011 and 2010, respectively.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010 were as follows:

	December 31, 2011
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities - corporate securities	$3,635	$3,978	$(343)
Equity securities - banking securities	1,068	1,148	(80)

Total fixed maturity and equity securities	4,703	5,126	(423)

Greater than one year
Fixed maturity AFS securities
Corporate securities	3,890	4,284	(394)
Asset-backed securities	1,649	1,655	(6)
Residential mortgage-backed securities	667	826	(159)
Government and government agencies - foreign	360	461	(101)
Equity securities - banking securities	63	80	(17)

Total fixed maturity and equity securities	6,629	7,306	(677)

Total fixed maturity and equity securities	$11,332	$12,432	$(1,100)

	December 31, 2010
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$9,862	$10,238	$(376)
Residential mortgage-backed securities	3	3	-
Government and government agencies - United States	921	1,029	(108)

Total fixed maturity and equity securities	10,786	11,270	(484)

Greater than one year
Fixed maturity AFS securities
Corporate securities	771	784	(13)
Residential mortgage-backed securities	812	953	(141)
Government and government agencies - foreign	373	461	(88)
Equity securities - banking securities	66	80	(14)

Total fixed maturity and equity securities	2,022	2,278	(256)

Total fixed maturity and equity securities	$12,808	$13,548	$(740)

(1) Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 18 and 11 at December 31, 2011 and 2010, respectively.

At December 31, 2011, the estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% were as follows:

	December 31, 2011
	Estimated Fair Value	Gross Unrealized Losses/OTTI (1)	Number of Securities
Decline > 20%
Greater than one year	$423	$(119)	2

Total	$423	$(119)	2

(1) Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

At December 31, 2010, there were no securities whose fair value had declined below amortized cost by greater than 20%.

Unrealized gains (losses) incurred during the year ended December 31, 2011 and 2010 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gain (loss) and OTTI included in accumulated other comprehensive income, net of taxes, at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Assets
Fixed maturity securities	$12,017	$ 8,349
Equity securities	(97)	(14)
Value of business acquired	(532)	(127)

	11,388	8,208

Liabilities
Policyholder account balances	-	369
Federal income taxes - deferred	(4,042)	(3,028)

	(4,042)	(2,659)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$7,347	$ 5,549

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

Policy Loans

Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at December 31, 2011 and 2010 was $53,433 and $58,839, respectively. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

Derivatives

The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. At December 31, 2011, the Company had 20 outstanding short futures contracts with a notional value of $6,263. At December 31, 2010, the Company had 20 outstanding short futures contracts with a notional value of $6,265.

Net Investment Income

Net investment income by source for the years ended December 31 was as follows:

	2011	2010	2009
Fixed maturity AFS securities	$7,314	$7,530	$6,643
Fixed maturity trading securities	19	64	88
Equity securities	58	4	12
Policy loans	2,792	3,001	3,180
Cash and cash equivalents	51	46	178
Other	5	5	-

Gross investment income	10,239	10,650	10,101
Less: investment expenses	(206)	(200)	(201)

Net investment income	$10,033	$10,450	$9,900

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the years ended December 31 were as follows:

	2011	2010	2009
Proceeds	$49,697	$34,285	$28,544
Gross realized investment gains	1,151	1,840	564
Gross realized investment losses	(14)	(87)	(735)

Proceeds on AFS securities sold at a realized loss	21,630	2,599	7,878

Net realized investment gains (losses) for the years ended December 31 were as follows:

	2011	2010	2009
Fixed maturity AFS securities	$1,116	$1,704	$(904)
Derivatives	(521)	(806)	(1,849)
Equity securities	-	-	(177)
Associated amortization of VOBA	(23)	(32)	(33)

Net realized investment gains (losses)	$572	$866	$(2,963)

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts for the years ended December 31:

	December 31,
	2011	2010
Balance at beginning of period	$25	$-
Credit loss impairment recognized in the current period on securities not previously impaired	-	48
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	22	-
Accretion of credit loss impairments previously recognized	(11)	(23)

Balance at end of period	$36	$25

The components of OTTI reflected in the Statements of Income for the years ended December 31 were as follows:

	2011	2010	2009
Gross OTTI losses on securities	$84	$212	$909
Net OTTI loss recognized in OCI	62	164	-

Net OTTI losses	$22	$48	$909

For the year ended December 31, 2011, the impairment losses were principally the result of the Company impairing its holding of a 2005 vintage residential mortgage-backed security due to an adverse change in cash flows. For the year ended December 31, 2010, the impairment losses were principally the result of the Company impairing its holding of a 2005 vintage residential mortgage-backed security due to an adverse change in cash flows.

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

The following summarizes the components for this cumulative effect adjustment:

	Unrealized OTTI on AFS Securities	Net Unrealized Loss on AFS Securities	Total Cumulative Effect Adjustment in OCI
Increase in amortized cost of AFS securities	$70	$131	$201
Change in VOBA	-	(102)	(102)
Income tax	(24)	(11)	(35)

Net cumulative effect adjustment	$46	$18	$64

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

Note 4. VOBA, DAC, and DSI

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at December 31, 2011 and 2010. The short-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at December 31, 2011 and 2010 and 7.25% at December 31, 2009.

The change in the carrying amount of VOBA for the years ended December 31 was as follows:

	2011	2010
Balance at beginning of period	$29,639	$30,982
Amortization expense	(916)	(1,816)
Unlocking	(732)	570
Adjustment related to realized gains on investments and OTTI	(23)	(32)
Adjustment related to unrealized gains and OTTI on investments	(405)	(65)

Balance at end of period	$27,563	$29,639

2011 was impacted by unfavorable equity markets and long-term interest rate assumption changes during the third quarter resulting in lower amortization expense and unfavorable unlocking as compared to 2010.

The estimated future amortization of VOBA from 2012 to 2016 is as follows:

2012	$2,143
2013	$2,145
2014	$2,160
2015	$2,131
2016	$2,093

DAC and DSI

The carrying amount of DAC and DSI for the years ended December 31 was as follows:

	DAC	DSI
Balance, January 1, 2010	$360	$130
Capitalization	7	5
Amortization expense	(10)	(3)
Unlocking	7	1

Balance, December 31, 2010	364	133
Capitalization	5	1
Accretion expense	146	53
Unlocking	(49)	(17)

Balance, December 31, 2011	$466	$170

2011 was impacted by unfavorable equity markets and long-term interest rate assumption changes during the third quarter resulting in accretion as compared to amortization in 2010.

Note 5. Variable Contracts Containing Guaranteed Benefits

Variable Annuity Contracts Containing Guaranteed Benefits

Prior to 2009, the Company issued variable annuity contracts in which the Company may have contractually guaranteed to the contract owner a guaranteed minimum death benefit (“GMDB”) and/or an optional guaranteed living benefit provision. The living benefit provisions offered by the Company included a guaranteed minimum income benefit (“GMIB”) and a GMWB. Information regarding the general characteristics of each guaranteed benefit type is provided below:

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

The Company had the following variable annuity contracts containing guaranteed benefits at December 31:

	GMDB	GMIB	GMWB
2011
Net amount at risk (a)	$55,901	$858	$5,413
Average attained age of contract owners	71	65	76
Weighted average period remaining until expected annuitization	n/a	3.2 yrs	n/a

2010
Net amount at risk (a)	$46,702	$155	$3,207
Average attained age of contract owners	71	63	75
Weighted average period remaining until expected annuitization	n/a	4.1 yrs	n/a

(a)

Net amount at risk for GMDB is defined as the current GMDB in excess of the contract owners’ account balance at the Balance Sheet date. Net amount at risk for GMIB is defined as the present value of the minimum guaranteed annuity payments available to the contract owner in excess of the contract owners’ account balance at the Balance Sheet date. Net amount at risk for GMWB is defined as the difference between the maximum amount payable under the guarantee and the contract owners’ account balance at the Balance Sheet date.

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

The changes in the variable annuity GMDB and GMIB liabilities for the years ended December 31 were as follows:

	GMDB	GMIB
Balance, January 1, 2010	$307	$2,546
Guaranteed benefits incurred	2,078	1,088
Guaranteed benefits paid	(1,616)	-
Unlocking	(759)	(1,621)

Balance, December 31, 2010	10	2,013
Guaranteed benefits incurred	1,789	837
Guaranteed benefits paid	(1,372)	-
Unlocking	449	1,929

Balance, December 31, 2011	$876	$4,779

The increase in the GMDB and GMIB liabilities in 2011 was principally driven by unfavorable equity markets and long-term interest rate assumption changes during the third quarter resulting in unfavorable unlocking as compared to 2010.

At December 31, contract owners’ account balances by mutual fund class by guaranteed benefit provisions were comprised as follows:

	Equity	Bond	Balanced	Money Market	Total
2011
GMDB only	$127,771	$52,645	$35,709	$11,742	$227,867
GMDB and GMIB	67,886	19,012	25,104	3,449	115,451
GMDB and GMWB	8,292	1,709	4,203	26	14,230
GMWB only	8,353	1,389	3,686	110	13,538
GMIB only	4,632	436	1,146	44	6,258
No guaranteed benefit	1,622	845	1,745	152	4,364

Total	$218,556	$76,036	$71,593	$15,523	$381,708

2010
GMDB only	$159,045	$59,994	$43,067	$14,411	$276,517
GMDB and GMIB	83,767	21,869	28,968	3,498	138,102
GMDB and GMWB	9,680	1,875	4,898	27	16,480
GMWB only	11,002	2,031	4,574	182	17,789
GMIB only	4,970	411	1,168	49	6,598
No guaranteed benefit	1,825	878	1,742	218	4,663

Total	$270,289	$87,058	$84,417	$18,385	$460,149

Variable Life Contracts Containing Guaranteed Benefits

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.

At December 31, contract owners’ account balances by mutual fund class by GMDB provisions were distributed as follows:

	2011	2010
Balanced	$75,178	$79,588
Equity	42,495	49,927
Bond	22,282	23,899
Money Market	20,027	22,449

Total	$159,982	$175,863

Note 6. Federal Income Taxes

The following is a reconciliation of the provision for income taxes based on income (loss) before federal income taxes, computed using the federal statutory rate versus the reported provision for income taxes for the years ended December 31.

	2011	2010	2009
Provisions for income taxes computed at Federal statutory rate (35%)	$2,712	$3,814	$(1,905)
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(840)	(700)	(700)
Tax credits	(68)	(37)	(151)
Tax goodwill amortization	-	(68)	-
Valuation allowance on deferred tax assets	-	(3,705)	3,705
Provision to return adjustment	(138)	(586)	(608)
Unrecognized tax benefits	(174)	60	343
Other	22	15	53

Federal income tax provision	$ 1,514	$ (1,207)	$ 737

Effective tax rate	20%	-11%	-14%

The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes.

Deferred tax assets and liabilities were as follows:

	December 31,
	2011	2010
Deferred tax assets
DAC	$6,510	$7,698
Tax credits	640	518
Net operating and capital loss carryforward	6,341	2,874
Intangible assets	2,863	3,140
Guaranty fund assessments	70	(1)
Other	1,704	813

Total deferred tax assets	18,128	15,042

Deferred tax liabilities
VOBA	9,083	9,758
Investment adjustments	8,185	6,552
Policyholder account balances	4,855	49

Total deferred tax liabilities	22,123	16,359

Total net deferred tax liability	$(3,995)	$(1,317)

At December 31, 2011 and 2010, the Company did not have a tax valuation allowance for deferred tax assets. A tax valuation allowance was not deemed necessary as management determined that it is more likely than not that the deferred tax assets will be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $229 (gross $654) and $403 (gross $1,152) that should not be recognized at December 31, 2011 and 2010, respectively, which primarily relates to uncertainty regarding the sustainability of certain deductions taken on the 2010, 2009 and 2008 U.S. Federal income tax return. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	December 31,
	2011	2010
Balance at beginning of period	$ 403	$ 343
Additions for tax positions of prior years	-	60
Reductions for tax positions of prior years	(174)	-

Balance at end of period	$ 229	$ 403

At December 31, 2011 and 2010, the Company had an operating loss carryforward for federal income tax purposes of $17,461 (net of the ASC 740 reduction of $654) and $7,059 (net of the ASC 740 reduction of $1,152), respectively, with a carryforward period of fifteen years that expire at various dates up to 2026. The Company has a foreign tax credit carryforward at December 31, 2011 and 2010 of $443 and $343, respectively, with a carryforward period of ten years that will expire at various dates up to 2021. Also, the Company has an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $198 and $174 at December 31, 2011 and 2010, respectively, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company has not incurred or recognized any penalties in its financial statements at December 31, 2011 and 2010, respectively. The Company did not recognize any interest expense for the year ended December 31, 2011. The Company recognized interest expense of ($11) for the year ended December 31, 2010. The accrued interest expense related to federal income tax was released during 2010 based on the expectation that the net operating loss will offset any taxable income generated by the uncertain tax position for the Company in future tax periods.

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

The Company’s statutory net income (loss) for the years ended December 31, 2011, 2010 and 2009 was ($13,012), $14,090 and $10,479, respectively.

Statutory capital and surplus at December 31, 2011 and 2010 was $58,111 and $95,501, respectively. At December 31, 2011 there was no amount of stockholder’s equity available for dividend distribution that would not require approval by the New York Insurance Department. At December 31, 2010, approximately $9,550 of stockholder’s equity was available for dividend distribution that would not require approval by the New York Insurance Department, subject to the availability of unassigned surplus. During 2011, the Company paid a $25,000 dividend to AUSA. During 2010, the Company did not pay any dividends to AUSA or receive any capital contribution from AUSA.

The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should hold based upon that company’s risk profile. At December 31, 2011 and 2010, based on the RBC formula, the Company’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.

A financial exam of the Company, for the period January 1, 2005 through December 31, 2009, was completed on April 21, 2011. The Report on Examination – Financial Condition, as of December 31, 2009, was adopted by the New York Insurance Department and made an official record on June 24, 2011. There were no changes to the Company’s financial statements as a result of the exam.

Note 8. Reinsurance

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured life and to recover a portion of benefits paid by ceding mortality risk to other insurance enterprises or reinsurers under indemnity reinsurance agreements, primarily quota share coverage and coinsurance agreements. The maximum amount of mortality risk retained by the Company is approximately $1,000 on single and joint life policies. At December 31, 2010, the Company had recaptured the majority of its life reinsurance which had started in 2008.

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2011 and 2010, reinsurance receivables (payables) were ($31) and $171, respectively. The Company has a reinsurance reserve on a portion of the recapture of the life reinsurance of $43 and $89 at December 31, 2011 and 2010, respectively.

At December 31, 2011, the Company had the following life insurance inforce:

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance inforce	$370,454	$3,470	$1,296	$368,280	0.35%

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At December 31, 2011, 56% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2010, 58% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 9. Related Party Transactions

At December 31, 2011, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During 2011, 2010 and 2009, the Company incurred $562, $757 and $1,868, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During 2011, 2010 and 2009, the Company incurred $205, $196 and $196, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During 2011, 2010 and 2009, the Company incurred $2,506, $2,583 and $2,620, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During 2011 and 2010, the Company incurred $17 and $3, respectively, in expenses under this agreement. During 2009, the Company did not incur any expenses under these agreements. Charges attributed to these agreements are included in insurance expenses and taxes, net of amounts capitalized.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During 2011, 2010 and 2009, the Company received $79, $2 and $1 under this agreement, respectively. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a reinsurance agreement with Transamerica Life Insurance Company. During 2011, the Company did not incur any reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims. During 2010, the Company received a refund of $39 in reinsurance premiums. During 2009, the Company incurred $19 in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred.

The Company has a service agreement with Western Reserve Life Assurance Co. of Ohio (“WRL”) whereby WRL will perform specified administrative functions in connection with the operation of the Company except to the extent that the services are performed for the Company by another party. During 2011, 2010 and 2009, the Company incurred $698, $726 and $149, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 10. Commitments and Contingencies

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate what future assessments it will incur as a result of insolvencies. At December 31, 2011, the Company’s estimated liability for future guaranty fund assessments was $285. At December 31, 2010, the Company did not have a liability for future guaranty fund assessments. In addition, the Company has a receivable for future premium tax deductions of $88 at December 31, 2011. At December 31, 2010, the Company did not have a receivable for future premium tax deductions. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability appropriately.

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

The following tables summarize each business segment’s contribution to select Statements of Income information for the years ended December 31:

	Annuity	Life Insurance	Total
2011
Net revenues (a)	$13,064	$5,693	$18,757
Amortization (accretion) of VOBA	(453)	2,101	1,648
Policy benefits (net of reinsurance recoveries)	2,829	1,741	4,570
Federal income tax expense (benefit)	1,634	(120)	1,514
Net income	5,207	1,028	6,235

2010
Net revenues (a)	$14,141	$5,721	$19,862
Amortization of VOBA	644	602	1,246
Policy benefits (net of reinsurance recoveries)	(499)	2,316	1,817
Federal income tax benefit	(1,119)	(88)	(1,207)
Net income	10,559	1,546	12,105

2009
Net revenues (a)	$9,306	$5,808	$15,114
Amortization and impairment of VOBA	9,178	1,622	10,800
Policy benefits (net of reinsurance recoveries)	1,888	1,390	3,278
Federal income tax expense	99	638	737
Net income (loss)	(7,650)	1,469	(6,181)

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

The following tables represent select Balance Sheet information at December 31:

	Total Assets	Total Policyholder Liabilities
2011
Annuity	$540,719	$67,929
Life Insurance	251,661	61,484

Total	$792,380	$129,413

2010
Annuity	$636,251	$68,530
Life Insurance	271,715	67,364

Total	$907,966	$135,894

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transamerica Advisors Life Insurance Company of New York
(Registrant)

Date: March 29, 2012	By:	*
Eric Martin
Chief Financial Officer, Vice President, Treasurer, and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

* Thomas A. Swank	Director, Chairman of the Board and President	March 29, 2012

*	Director	March 29, 2012
William Brown, Jr.

*	Director	March 29, 2012
Steven E. Frushtick

*	Director and Vice President	March 29, 2012
John T. Mallett

*	Director	March 29, 2012
Peter P. Post

* Eric J. Martin	Chief Financial Officer, Vice President, Treasurer, and Controller	March 29, 2012

*	Director	March 29, 2012
Marc Cahn

/s/ Darin D. Smith Darin D. Smith	Director, Vice President and Secretary	March 29, 2012

*	By: Darin D. Smith - Attorney-in-Fact pursuant to Powers of Attorney.

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

3.2	Certificate of Amendment of the Charter of ML Life Insurance Company of New York	Incorporated by Reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed August 12, 2010.

3.3	By-Laws of Transamerica Advisors Life Insurance Company of New York	Incorporated by Reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed August 12, 2010.

4.1	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.2	Modified Guaranteed Annuity Contract Application	Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.3	Qualified Retirement Plan Endorsement	Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.4	IRA Endorsement	Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.5	Company Name Change Endorsement	Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.

4.6	IRA Endorsement, MLNY009	Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.

4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94	Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.

4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94	Incorporated by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.

10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc.	Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation	Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(c) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.

10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.

10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.

10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.

10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(k) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.

10.12	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.

10.13	Non-Affiliated Broker-Dealer Wholesaling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital, Inc.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.

10.14	Selling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.

10.15	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed August 17, 2007.

10.16	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.

10.17	Principal Underwriting Agreement between Transamerica Capital, Inc. and ML Life Insurance Company of New York.	Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 26, 2009.

10.18	Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company of New York.	Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2011.

10.19	Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2011.

24.1	Powers of Attorney for Eric J. Martin, William Brown, Jr., Steven E. Frushtick, and John T. Mallett.	Incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, Nos. 34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2010.

24.2	Powers of Attorney for Peter P. Post, Thomas A. Swank, and Marc Cahn.	Incorporated by reference to Exhibit 24.2 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2011.

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).	Exhibit 31.1

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).	Exhibit 31.2

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2

101.INS	XBRL Instance Document.	Exhibit 101.INS

101.SCH	XBRL Taxonomy Extension Schema.	Exhibit 101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Exhibit 101.CAL

101.DEF	XBRL Taxonomy Definition Linkbase.	Exhibit 101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Exhibit 101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Exhibit 101.PRE

EXHIBIT INDEX

31.1	Certification by the President pursuant to Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.