Form 10-Q
period 2012-03-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co OF NEW YORK
filed 2012-05-11
CIK 862923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2012 - $131,153; 2011 - $137,690)	$144,313	$149,707
Fixed maturity trading securities	154	138
Equity available-for-sale securities, at estimated fair value (cost: 2012 - $1,228; 2011 - $1,228)	1,277	1,131
Policy loans	53,256	53,433

Total investments	199,000	204,409

Cash and cash equivalents	18,893	10,120
Accrued investment income	2,701	3,018
Deferred policy acquisition costs	391	466
Deferred sales inducements	143	170
Value of business acquired	27,130	27,563
Goodwill	500	500
Federal income taxes - current	832	1,014
Reinsurance receivables - net	31	-
Receivable for investments sold - net	11	41
Other assets	3,713	3,389
Separate Accounts assets	566,013	541,690

Total Assets	$819,358	$792,380

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$104,684	$105,163
Future policy benefits	18,343	19,066
Claims and claims settlement expenses	2,856	5,184

Total policyholder liabilities and accruals	125,883	129,413

Federal income taxes - deferred	5,363	3,995
Affiliated payables - net	626	3
Reinsurance payables - net	-	31
Other liabilities	1,642	1,053
Separate Accounts liabilities	566,013	541,690

Total Liabilities	699,527	676,185

Stockholder’s Equity
Common stock ($10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	128,638	128,638
Accumulated other comprehensive income, net of taxes	8,188	7,347
Retained deficit	(19,195)	(21,990)

Total Stockholder’s Equity	119,831	116,195

Total Liabilities and Stockholder’s Equity	$819,358	$792,380

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
	(unaudited)

Revenues
Policy charge revenue	$3,486	$3,611
Net investment income	2,428	2,574
Net realized investment losses
Other-than-temporary impairment losses on securities	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	-
Portion of other-than-temporary impairments previously recognized in other comprehensive income	-	-

Net other-than-temporary impairment losses on securities recognized in income	-	-
Net realized investment losses, excluding other-than-temporary impairment losses on securities	(848)	(186)

Net realized investment losses	(848)	(186)

Total Revenues	5,066	5,999

Benefits and Expenses
Interest credited to policyholder liabilities	1,219	1,220
Policy benefits (net of reinsurance recoveries: 2012 - $78; 2011 - $128)	(1,660)	610
Reinsurance premium ceded	81	104
Amortization (accretion) of deferred policy acquisition costs	75	(44)
Amortization of value of business acquired	520	642
Insurance expenses and taxes	951	1,204

Total Benefits and Expenses	1,186	3,736

Income Before Taxes	3,880	2,263

Federal Income Tax Expense
Current	181	37
Deferred	904	488

Federal Income Tax Expense	1,085	525

Net Income	$2,795	$1,738

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
	(unaudited)

Net Income	$2,795	$1,738

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	1,328	(181)
Reclassification adjustment for (gains) losses included in net income	21	(94)

	1,349	(275)

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	-	-
Change in previously recognized unrealized other-than-temporary impairments	(60)	1
Reclassification adjustment for other-than-temporary impairments included in net income	-	-

	(60)	1
Adjustments
Policyholder liabilities	(72)	19
Value of business acquired	87	107
Deferred federal income taxes	(463)	37

	(448)	163

Total other comprehensive income (loss), net of taxes	841	(111)

Comprehensive Income	$3,636	$1,627

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	March 31, 2012	December 31, 2011
	(unaudited)	(audited)

Common Stock	$2,200	$2,200

Additional Paid-in Capital	$128,638	$128,638

Accumulated Other Comprehensive Income
Balance at beginning of period	$7,347	$5,549
Total other comprehensive income, net of taxes	841	1,798

Balance at end of period	$8,188	$7,347

Retained Earnings (Deficit)
Balance at beginning of period	$(21,990)	$(3,225)
Net income	2,795	6,235
Cash dividend paid to AEGON USA, LLC	-	(25,000)

Balance at end of period	$(19,195)	$(21,990)

Total Stockholder’s Equity	$119,831	$116,195

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,795	$1,738
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	75	(44)
Change in deferred sales inducements	27	(16)
Change in value of business acquired	520	642
Change in benefit reserves	(1,625)	456
Change in federal income tax accruals	1,086	526
Change in claims and claims settlement expenses	(2,328)	436
Change in other operating assets and liabilities, net	1,171	1,057
Amortization of investments	48	31
Interest credited to policyholder liabilities	1,219	1,220
Net change in fixed maturity trading securities	(16)	(44)
Net realized investment losses	848	186

Net cash and cash equivalents provided by operating activities	3,820	6,188

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	2,731	1,862
Maturities of available-for-sale securities	6,672	1,190
Purchases of available-for-sale securities	(2,979)	(1,148)
Sales of fixed maturity trading securities	-	1,147
Net settlements on futures contracts	(782)	(273)
Policy loans on insurance contracts, net	177	214

Net cash and cash equivalents provided by investing activities	5,819	2,992

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	56	160
Policyholder withdrawals	(922)	(4,115)

Net cash and cash equivalents used in financing activities	(866)	(3,955)

Net increase in cash and cash equivalents	8,773	5,225
Cash and cash equivalents, beginning of year	10,120	28,617

Cash and cash equivalents, end of period	$18,893	$33,842

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

For a complete discussion of the Company’s 2011 Financial Statements and accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The interim Financial Statements for the three months are unaudited; however in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Financial Statements have been included. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements included in the 2011 Annual Report on Form 10-K. The nature of the Company’s business is such that results of any interim period are not necessarily indicative of results for a full year.

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

Recent Accounting Guidance

Current Adoption of Recent Accounting Guidance

Accounting Standards Codification (“ASC”) 944, Financial Services—Insurance

In October 2010, the Financial Accounting Standards Board (“FASB”) issued (Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts which modified the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. An insurance entity may only capitalize incremental direct costs of contract acquisition, the portion of employees’ compensation directly related to time spent performing specified acquisition activities for a contract that has actually been acquired, other costs related directly to specified activities that would not have been incurred had the acquisition contract transaction not occurred, and advertising costs that meet capitalization criteria in other GAAP guidance. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the guidance prospectively on January 1, 2012. The only acquisition costs being capitalized in 2012 and 2011 were renewal commissions; therefore there was no change to the current practice of deferring costs. As a result, the adoption did not impact the Company’s results of operations and financial position.

ASC 820, Fair Value Measurements and Disclosures

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). Some of the amendments represent clarifications of existing requirements. Other amendments change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted the guidance on January 1, 2012. The adoption affected disclosures but did not impact the Company’s results of operations and financial position.

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

Regardless of format, an entity is required to present items that are reclassified from OCI to net income in both net income and OCI. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the guidance on January 1, 2012. The adoption affected disclosures but did not impact the Company’s results of operations and financial position.

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

ASC 350, Intangibles—Goodwill and Other

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which gives entities the option of performing a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test. If, after assessing qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the company does not need to perform further testing. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the company would have to perform the two step goodwill impairment test. The option is unconditional so it may be skipped in any reporting period and an entity may resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning on or after December 15, 2011. The Company adopted the guidance on January 1, 2012. The adoption did not impact the Company’s results of operations and financial position.

Accounting Guidance Adopted in 2011

ASC 820, Fair Value Measurements and Disclosures

On January 1, 2011, the Company adopted guidance (ASU 2010-06, Improving Disclosures about Fair Value Measurements) requiring separate presentation of information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements using significant unobservable inputs. The adoption affected disclosures but did not impact the Company’s results of operations or financial position.

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

ASC 350, Intangibles—Goodwill and Other

On January 1, 2011, the Company adopted guidance (ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts), which requires entities with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. The adoption did not impact the Company’s results of operations and financial position.

Future Adoption of Accounting Guidance

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$103,791	$-	$103,791
Asset-backed securities	-	3,118	-	3,118
Commercial mortgage-backed securities	-	25,087	-	25,087
Residential mortgage-backed securities	-	5,328	-	5,328
Government and government agencies
United States	3,243	-	-	3,243
Foreign	2,616	1,130	-	3,746

Total fixed maturity AFS securities (a)	5,859	138,454	-	144,313
Fixed maturity trading securities - corporate securities (a)	-	154	-	154
Equity securities - banking securities (a)	-	1,277	-	1,277
Cash equivalents (b)	-	20,393	-	20,393
Separate Accounts assets (c)	566,013	-	-	566,013

Total assets	$571,872	$160,278	$-	$732,150

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(6,292)	$(6,292)

Total liabilities	$-	$-	$(6,292)	$(6,292)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$108,402	$-	$108,402
Asset-backed securities	-	3,467	-	3,467
Commercial mortgage-backed securities	-	25,501	-	25,501
Residential mortgage-backed securities	-	4,120	1,098	5,218
Government and government agencies
United States	3,370	-	-	3,370
Foreign	2,711	1,038	-	3,749

Total fixed maturity AFS securities (a)	6,081	142,528	1,098	149,707
Fixed maturity trading securities - corporate securities (a)	-	138	-	138
Equity securities - banking securities (a)	-	1,131	-	1,131
Cash equivalents (b)	-	10,603	-	10,603
Separate Accounts assets (c)	541,690	-	-	541,690

Total assets	$547,771	$154,400	$1,098	$703,269

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(6,356)	$(6,356)

Total liabilities	$-	$-	$(6,356)	$(6,356)

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

During 2012 and 2011, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at March 31, 2012 and December 31, 2011:

Fixed maturity AFS securities	March 31, 2012	December 31, 2011
Balance at beginning of period (a)	$1,098	$-

Change in unrealized gains (b)	-	28
Purchases	-	2,162
Sales	-	(1,092)
Transfers out of Level 3	(1,098)	-

Balance at end of period (a)	$-	$1,098

(a)	Recorded as a component of fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss).

The decrease in Level 3 fixed maturity AFS securities at March 31, 2012 was due to the availability of market observable data (Level 2). The increase in Level 3 fixed maturity AFS securities at December 31, 2011 was primarily due to a security whose fair value was based on a non binding quote.

The Company’s Level 3 liabilities (assets) consist of provisions for GMWB and GMIB reinsurance. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed rider fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions. For GMWB, increases (decreases) in credit spread in isolation would result in a lower (higher) fair value measurement and increases (decreases) in volatility in isolation would result in a higher (lower) fair value measurement. Changes in the Company’s credit spread and volatility assumption have an inverse reaction for GMIB reinsurance, due to this reserve being an asset.

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread, which is the most significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 105 basis points (“bps”) at March 31, 2012 and 135 bps at December 31, 2011.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the Standard & Poor’s 500 Composite Price Index (“S&P”) (expressed as a spot rate) was 24.6% at March 31, 2012 and 25.7% at December 31, 2011. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance
Balance at beginning of period (b)	$2,776	$(9,133)	$529	$(5,502)

Changes in interest rates (a)	(505)	320	1,397	(2,628)
Changes in equity markets (a)	(643)	981	808	(936)
Other (a)	(71)	(17)	42	(66)

Balance at end of period (b)	$1,557	$(7,849)	$2,776	$(9,132)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During the three months ended March 31, 2012, the change in GMWB and GMIB reinsurance reserves was primarily driven by an increase in the risk neutral rates and higher equity market performance. During 2011, the change in GMWB and GMIB reinsurance reserves was primarily driven by the reduction in risk neutral rates and lower equity market performance.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 liabilities at March 31, 2012:

Description	March 31, 2012 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Liabilities

Future policy benefits (embedded derivatives) - GMWB	$1,557	Discounted cash flow	Own credit risk	85 bps to 125 bps
			Long-term volatility	25%

Future policy benefits (embedded derivatives) - GMIB reinsurance	(7,849)	Discounted cash flow	Own credit risk	85 bps to 125 bps

			Long-term volatility	25%
Total liabilities	$(6,292)

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at March 31, 2012 and December 31, 2011:

	$XXXXX.XX	$XXXXX.XX	$XXXXX.XX	$XXXXX.XX
	March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Policy loans (a)	$-	$53,256	$-	$53,256

Total assets	$-	$53,256	$-	$53,256

	$XXXXX.XX	$XXXXX.XX	$XXXXX.XX	$XXXXX.XX

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Policy loans (a)	$-	$53,433	$-	$53,433

Total assets	$-	$53,433	$-	$53,433

(a)	Policy loans are stated at unpaid principal balance. Fair value is estimated as equal to the book value of the loan.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at March 31, 2012 and December 31, 2011 were:

	00000000	00000000	00000000	00000000
	March 31, 2012
	Amortized Cost/Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities	$94,488	$9,486	$(183)	$103,791
Asset-backed securities	3,086	38	(6)	3,118
Commercial mortgage-backed securities	22,207	2,880	-	25,087
Residential mortgage-backed securities	5,223	203	(98)	5,328
Government and government agencies
United States	2,968	275	-	3,243
Foreign	3,181	588	(23)	3,746

Total fixed maturity AFS securities	$131,153	$13,470	$(310)	$144,313

Equity securities - banking securities	$1,228	$57	$(8)	$1,277

Total equity securities	$1,228	$57	$(8)	$1,277

	December 31, 2011
	Amortized Cost/Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities	$99,892	$9,247	$(737)	$108,402
Asset-backed securities	3,423	50	(6)	3,467
Commercial mortgage-backed securities	22,967	2,534	-	25,501
Residential mortgage-backed securities	5,252	125	(159)	5,218
Government and government agencies
United States	2,972	398	-	3,370
Foreign	3,184	666	(101)	3,749

Total fixed maturity AFS securities	$137,690	$13,020	$(1,003)	$149,707

Equity securities - banking securities	$1,228	$-	$(97)	$1,131

Total equity securities	$1,228	$-	$(97)	$1,131

(1) Subsequent unrealized gains (losses) on other-than-temporary (“OTTI”) securities are included in OCI-OTTI.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at March 31, 2012 and December 31, 2011 were:

	March 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$127,281	$140,269	$133,857	$145,732
Below investment grade	3,872	4,044	3,833	3,975

Total fixed maturity AFS securities	$131,153	$144,313	$137,690	$149,707

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P BBB- or higher (or similar rating agency). At March 31, 2012 and December 31, 2011, the estimated fair value of fixed maturity securities rated BBB- were $2,323 and $4,098, respectively, which is the lowest investment grade rating given by S&P.

The amortized cost and estimated fair value of fixed maturity AFS securities at March 31, 2012 and December 31, 2011 by contractual maturities were:

	March 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$1,456	$1,486	$6,188	$6,261
Due after one year through five years	33,425	36,390	33,286	35,906
Due after five years through ten years	56,063	61,778	56,878	62,056
Due after ten years	9,693	11,126	9,696	11,298

	100,637	110,780	106,048	115,521
Mortgage-backed securities and other asset-backed securities	30,516	33,533	31,642	34,186

Total fixed maturity AFS securities	$131,153	$144,313	$137,690	$149,707

In the preceding table, fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the three months ended March 31, 2012 and 2011, there was $3 and $22, respectively, of investment income on fixed maturity trading securities and $16 and $19, respectively, of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company also recognized gains of $25 during the periods ended March 31, 2011, on the conversion of a fixed maturity trading security to preferred stock.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$3,647	$3,755	$(108)
Residential mortgage-backed securities	7	7	-

Total fixed maturity and equity securities	3,654	3,762	(108)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	742	786	(44)
Asset-backed securities	1,562	1,568	(6)

Total fixed maturity and equity securities	2,304	2,354	(50)

Greater than one year
Fixed maturity AFS securities
Corporate securities	1,469	1,500	(31)
Residential mortgage-backed securities	683	781	(98)
Government and government agencies - foreign	439	462	(23)
Equity securities - banking securities	72	80	(8)

Total fixed maturity and equity securities	2,663	2,823	(160)

Total fixed maturity and equity securities	$8,621	$8,939	$(318)

	December 31, 2011
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities - corporate securities	$3,635	$3,978	$(343)
Equity securities - banking securities	1,068	1,148	(80)

Total fixed maturity and equity securities	4,703	5,126	(423)

Greater than one year
Fixed maturity AFS securities
Corporate securities	3,890	4,284	(394)
Asset-backed securities	1,649	1,655	(6)
Residential mortgage-backed securities	667	826	(159)
Government and government agencies - foreign	360	461	(101)
Equity securities - banking securities	63	80	(17)

Total fixed maturity and equity securities	6,629	7,306	(677)

Total fixed maturity and equity securities	$11,332	$12,432	$(1,100)

(1) Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 17 and 18 at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012, there were no securities whose fair value had declined below amortized cost by greater than 20%. At December 31, 2011 the estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% were as follows:

	December 31, 2011
	Estimated Fair Value	Gross Unrealized Losses/OTTI (1)	Number of Securities
Decline > 20%
Greater than one year	$423	$(119)	2

Total	$423	$(119)	2

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Unrealized gains (losses) incurred during the three months ended March 31, 2012 and 2011 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gain (loss) and OTTI included in accumulated other comprehensive income, net of taxes, at March 31, 2012 and December 31, 2011 were as follows:

	December 31,	December 31,
	March 31, 2012	December 31, 2011
Assets
Fixed maturity securities	$13,160	$12,017
Equity securities	49	(97)
Value of business acquired	(445)	(532)

	12,764	11,388

Liabilities
Policyholder account balances	(72)	-
Federal income taxes - deferred	(4,504)	(4,042)

	(4,576)	(4,042)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$8,188	$7,347

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

Derivatives

The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. At March 31, 2012, the Company had 20 outstanding short futures contracts with a notional value of $7,016. At December 31, 2011, the Company had 20 outstanding short futures contracts with a notional value of $6,263.

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three months ended March 31 were as follows:

	December 31,	December 31,
	Three Months Ended March 31,
	2012	2011
Proceeds	$2,731	$1,862
Gross realized investment gains	150	109
Gross realized investment losses	(216)	-

Proceeds on AFS securities sold at a realized loss	1,783	-

Net realized investment gains (losses) for the three months ended March 31 were as follows:

	December 31,	December 31,
	Three Months Ended March 31,
	2012	2011
Fixed maturity securities	$(66)	$109
Derivatives - futures	(782)	(273)
Associated amortization of value of business acquired	-	(22)

Net realized investment losses	$(848)	$(186)

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at March 31, 2012 and December 31, 2011:

	December 31,	December 31,
	March 31, 2012	December 31, 2011
Balance at beginning of period	$36	$25
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	-	22
Accretion of credit loss impairments previously recognized	-	(11)

Balance at end of period	$36	$36

For the three months ended March 31, 2012 and 2011, the Company did not record any OTTI in the Statements of Income.

Note 4. Value of Business Acquired (“VOBA”), Deferred Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at March 31, 2012 and 2011, respectively.

The change in the carrying amount of VOBA for the three months ended March 31 was as follows:

	XXXXXXXX	XXXXXXXX
	Three Months Ended March 31,
	2012	2011
Amortization expense	$(2,038)	$(976)
Unlocking	1,518	334
Adjustment related to realized gains on investments	-	(22)
Adjustment related to unrealized losses and OTTI on investments	87	108

Change in VOBA carrying amount	$(433)	$(556)

During the three months ended March 31, 2012, continued favorable equity market performance resulted in higher amortization and more favorable unlocking as compared to 2011.

DAC and DSI

The carrying amount of DAC and DSI for the three months ended March 31 was as follows:

	XXXXXXXX	XXXXXXXX
	Three Months Ended March 31,
DAC	2012	2011
Accretion (amortization) expense	$(125)	$100
Unlocking	50	(56)

Change in DAC carrying amount	$(75)	$44

	Three Months Ended March 31,
DSI	2012	2011
Accretion (amortization) expense	$(45)	$37
Unlocking	18	(21)

Change in DSI carrying amount	$(27)	$16

During the three months ended March 31, 2012, continued favorable equity market performance resulted in amortization and favorable unlocking as compared to 2011.

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing a guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the variable annuity GMDB and GMIB liabilities for the three months ended March 31 were as follows:

	Three Months Ended March 31,
GMDB	2012	2011
Guaranteed benefits incurred	$479	$449
Guaranteed benefits paid	236	(148)
Unlocking	(1,223)	(300)

Change in GMDB	$(508)	$1

	Three Months Ended March 31,
GMIB	2012	2011
Guaranteed benefits incurred	$289	$170
Unlocking	(1,459)	(303)

Change in GMIB	$(1,170)	$(133)

During the three months ended March 31, 2012, continued favorable equity market performance resulted in a decrease in estimated future benefits causing more favorable unlocking as compared to the same period in 2011.

The variable annuity GMDB liability at March 31, 2012 and December 31, 2011 was $368 and $876, respectively. The variable annuity GMIB liability at March 31, 2012 and December 31, 2011 was $3,609 and $4,779, respectively.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value. For the three months ended March 31, 2012 and 2011 an insignificant amount of variable life guaranteed benefits were recorded as policy benefits in the Statements of Income as incurred or paid.

Note 6. Federal Income Taxes

The effective tax rate was 28% and 23% for the three months ended March 31, 2012 and 2011, respectively. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”).

At March 31, 2012 and December 31, 2011, the Company did not have a tax valuation allowance for deferred tax assets. A tax valuation allowance was not deemed necessary as management determined that it is more likely than not that the deferred tax assets will be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $229 (gross $654) that should not be recognized at March 31, 2012 and December 31, 2011, respectively, which primarily relates to uncertainty regarding the sustainability of certain deductions taken on the 2010, 2009 and 2008 U.S. Federal income tax return. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	December 31,	December 31,
	March 31, 2012	December 31, 2011
Balance at beginning of period	$229	$403
Reductions for tax positions of prior years	-	(174)

Balance at end of period	$229	$229

At March 31, 2012 and December 31, 2011, the Company had an operating loss carryforward for federal income tax purposes of $7,981 (net of the ASC 740 reduction of $654) and $17,461 (net of the ASC 740 reduction of $654), respectively, with a carryforward period of fifteen years that expire at various dates up to 2027. The Company has a foreign tax credit carryforward at March 31, 2012 and December 31, 2011 of $460 and $443, respectively, with a carryforward period of ten years that will expire at various dates up to 2022. Also, the Company has an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $379 and $198 at March 31, 2012 and December 31, 2011, respectively, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company has not incurred or recognized any penalties or interest expense in its financial statements at March 31, 2012 and December 31, 2011, respectively.

The Company files a separate federal income tax return for the years 2008 through 2012. Beginning in 2013 and assuming no changes in ownership, the Company will join the affiliated consolidated tax group. A tax return has been filed for 2010, 2009 and 2008, but no examination; by the Internal Revenue Service has commenced. An extension of time to file the 2011 tax return has been filed.

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

The Company’s statutory net income for the three months ended March 31, 2012 and 2011 was $17,064 and $4,279, respectively. Statutory capital and surplus at March 31, 2012 and December 31, 2011 was $74,428 and $58,111, respectively.

During the first three months of 2012 and 2011, the Company did not pay any dividends to AUSA or receive any capital contributions from AUSA.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2012 and December 31, 2011, reinsurance receivables (payables) were $31 and ($31), respectively. The Company has a reinsurance reserve of $35 and $43 at March 31, 2012 and December 31, 2011, respectively.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At March 31, 2012, 55% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2011, 56% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 9. Related Party Transactions

At March 31, 2012 the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three months ended March 31, 2012 and 2011, the Company incurred $169 and $141, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three months ended March 31, 2012 and 2011, the Company incurred $36 and $52, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three months ended March 31, 2012 and 2011, the Company incurred $539 and $731, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three months ended March 31, 2012 and 2011, the Company incurred $4 and $4, respectively, in expenses under this agreement.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has also entered into a distribution and shareholder services agreement for certain of the said funds. During the three months ended March 31, 2012 and 2011, the Company received $19 and $20, respectively, under this agreement, respectively. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a service agreement with Western Reserve Life Assurance Co. of Ohio (“WRL”) whereby WRL will perform specified administrative functions in connection with the operation of the Company except to the extent that the services are performed for the Company by another party. During the three months ended March 31, 2012 and 2011, the Company incurred $154 and $176, respectively, in expenses under this agreement.

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

The following tables summarize each business segment’s contribution to select Statements of Income information for the three months ended:

	Annuity	Life Insurance	Total
Three months ended March 31, 2012
Net revenues (a)	$2,469	$1,378	$3,847
Amortization (accretion) of VOBA	627	(107)	520
Policy benefits (net of reinsurance recoveries)	(1,739)	79	(1,660)
Federal income tax expense	752	333	1,085
Net income	1,908	887	2,795

Three months ended March 31, 2011
Net revenues (a)	$3,078	$1,701	$4,779
Amortization of VOBA	343	299	642
Policy benefits (net of reinsurance recoveries)	457	153	610
Federal income tax expense	246	279	525
Net income	1,012	726	1,738

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

Item 2. Management’s Narrative Analysis of Results of Operations

This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.

Forward Looking Statements

Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results and other similar matters. These forward-looking statements represent only management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the Company’s control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors in the 2011 Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Deposits

Total direct deposits (including internal exchanges) were $0.1 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. Internal exchanges during the three months ended March 31, 2012 and 2011 were less than $0.1 million, respectively.

Financial Condition

At March 31, 2012, the Company’s assets were $819.4 million or $27.0 million higher than the $792.4 million in assets at December 31, 2011. Assets excluding Separate Accounts assets increased $2.7 million. Separate Accounts assets, which represent 69% of total assets, increased $24.3 million to $566.0 million.

Changes in Separate Accounts assets were as follows:

	Three Months Ended March 31,
(dollars in millions)	2012	2011
Investment performance	$47.3	$26.8
Deposits	0.1	0.2
Policy fees and charges	(2.9)	(3.2)
Surrenders, benefits and withdrawals	(20.2)	(20.9)

Net change	$24.3	$2.9

During the first three months of 2012 and 2011, the Company did not have any fixed contract owner deposits, respectively. During the first three months of 2012 and 2011, fixed contract owner withdrawals were $0.6 million and $2.6 million, respectively.

Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended March 31, 2012 with increases of 8%, 19% and 12%, respectively, from December 31, 2011.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 71% of Separate Accounts assets were invested in equity-based mutual funds at March 31, 2012. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the three months ended March 31, 2012, average variable account balances decreased $71.4 million (or 11%) to $560.5 million as compared to the same period in 2011.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended March 31,
	2012	2011
Average medium term interest rate yield (a)	0.52%	1.11%
Increase in medium term interest rates (in basis points)	12	14
Credit spreads (in basis points) (b)	199	147
Contracting of credit spreads (in basis points)	(86)	(28)

Increase on market valuations (in millions)
Available-for-sale (“AFS”) investment securities	$ 1.3	$ (0.3)
Interest-sensitive policyholder liabilities	(0.1)	0.0

Net change on market valuations	$ 1.2	$ (0.3)

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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

The Company’s critical accounting policies and estimates are discussed below. For a full description of these and other accounting policies see Note 1 of the 2011 Annual Report on Form 10-K.

Valuation of Fixed Maturity and Equity Securities

The Company’s investments consist principally of fixed maturity and equity securities that are classified as AFS which are reported at estimated fair value. In addition, the Company holds fixed maturity securities which contain a conversion to equity feature, which is considered an embedded derivative. These fixed maturity securities have been classified as trading and are reported at estimated fair value. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its investments. The Company’s valuation policy utilizes a pricing hierarchy which dictates that publicly available prices are initially sought from indices and third-party pricing services. In the event that pricing is not available from these sources, those securities are submitted to brokers to obtain quotes. Lastly, securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value. At March 31, 2012 and December 31 2011, approximately $2.0 million (or 1%) and $1.8 million (or 1%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

For the three months ended March 31, 2012 and 2011, the Company did not record an OTTI in income.

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. The Company has entered into exchange traded derivatives, such as futures, and variance swaps to hedge the costs of the volatility of the S&P. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. At March 31, 2012, the Company had 20 outstanding short futures contracts with a notional amount of $7.0 million. At December 31, 2011, the Company had 20 outstanding short futures contracts with a notional amount of $6.3 million.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At March 31, 2012 and December 31, 2011, the Company’s VOBA asset was $27.1 million and $27.6 million, respectively. For the three months ended March 31, 2012 and 2011, the favorable impact to pre-tax net income related to VOBA unlocking was $1.5 million and $0.3 million, respectively. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At March 31, 2012 and December 31, 2011, variable annuities accounted for the Company’s entire DAC asset of $0.4 million and $0.5 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three months ended March 31, 2012 and 2011, there was relatively no impact to pre-tax income related to DAC unlocking. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At March 31, 2012 and December 31, 2011, variable annuities accounted for the Company’s entire DSI asset of $0.1 million and $0.2 million, respectively. See Note 4 to the Financial Statements for a further discussion.

The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at March 31, 2012 and 2011, respectively.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at March 31, 2012 and December 31, 2011 were $104.7 million and $105.2 million, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At March 31, 2012 and December 31, 2011, future policy benefits were $18.3 million and $19.1 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issued. At March 31, 2012 and December 31, 2011, GMDB and GMIB liabilities included within future policy benefits were as follows:

	December 31,	December 31,
(dollars in millions)	March 31, 2012	December 31, 2011
GMDB liability	$0.4	$0.9
GMIB liability	3.6	4.8

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three months ended March 31, 2012 and 2011, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was $2.7 million and $0.6 million, respectively.

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

At March 31, 2012 and December 31, 2011, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

	December 31,	December 31,
(dollars in millions)	March 31, 2012	December 31, 2011
GMWB liability	$1.6	$2.8
GMIB reinsurance asset	(7.8)	(9.1)

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

Recent Accounting Guidance

The following outlines the adoption of recent accounting guidance in 2012. See Note 1 to the Financial Statements for a further discussion.

•

Accounting Standards Codification (“ASC”) 944, Financial Services—Insurance – Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts – modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts – adopted January 1, 2012.

•

ASC 820, Fair Value Measurements and Disclosures – ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS – amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) – adopted January 1, 2012.

•	ASC 220, Comprehensive Income

•

ASU 2011-05, Presentation of Comprehensive Income – requires an entity to report components of comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements – adopted January 1, 2012.

•

ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 – defers the amendments in ASU 2011-05 that relate to presentation of reclassifications out of accumulated other comprehensive income – adopted January 1, 2012.

•

ASC 350, Intangibles—Goodwill and Other – ASU 2011-08, Testing Goodwill for Impairment – gives entities the option of performing a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test – adopted January 1, 2012.

The following outlines the adoption of recent accounting guidance in 2011. See Note 1 to the Financial Statements for a further discussion.

•

ASC 820, Fair Value Measurements and Disclosure – ASU 2010-06, Improving Disclosures about Fair Value Measurement – requires separate presentation of information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements using significant unobservable inputs – adopted January 1, 2011.

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

29

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at March 31, 2012 and December 31, 2011 were:

	March 31, 2012
		Gross Unrealized		Estimated Fair Value	% of Estimated Fair Value
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities
Financial services	$23.2	$1.4	$(0.2)	$24.4	17%
Industrial	67.6	7.7	-	75.3	52
Utility	3.7	0.4	-	4.1	3
Asset-backed securities
Housing related	1.6	-	-	1.6	1
Credit cards	0.3	-	-	0.3	-
Autos	1.2	-	-	1.2	1
Commercial mortgage-backed securities - non agency backed	22.2	2.9	-	25.1	17
Residential mortgage-backed securities
Agency backed	4.4	0.2	-	4.6	3
Non agency backed	0.8	-	(0.1)	0.7	-
Government and government agencies
United States	2.9	0.3	-	3.2	2
Foreign	3.2	0.6	-	3.8	3

Total fixed maturity AFS securities	131.1	13.5	(0.3)	144.3	99

Equity securities - banking securities	1.2	0.1	-	1.3	1

Total equity securities	1.2	0.1	-	1.3	1

Total fixed maturity and equity securities	$132.3	$13.6	$(0.3)	$145.6	100%

	December 31, 2011
	Amortized Cost/Cost	Gross Unrealized		Estimated Fair Value	% of Estimated Fair Value
(dollars in millions)		Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities
Financial services	$21.2	$1.1	$(0.5)	$21.8	15%
Industrial	73.0	7.7	(0.1)	80.6	54
Utility	5.7	0.4	(0.1)	6.0	4
Asset-backed securities
Housing related	1.6	-	-	1.6	1
Credit cards	0.3	-	-	0.3	-
Autos	1.5	-	-	1.5	1
Commercial mortgage-backed securities - non agency backed	23.0	2.5	-	25.5	17
Residential mortgage-backed securities
Agency backed	4.4	0.1	-	4.5	3
Non agency backed	0.8	0.1	(0.2)	0.7	-
Government and government agencies
United States	3.0	0.4	-	3.4	2
Foreign	3.2	0.7	(0.1)	3.8	2

Total fixed maturity AFS securities	137.7	13.0	(1.0)	149.7	99

Equity securities - banking securities	1.2	-	(0.1)	1.1	1

Total equity securities	1.2	-	(0.1)	1.1	1

Total fixed maturity and equity securities	$138.9	$13.0	$(1.1)	$150.8	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent and ability to hold to recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at March 31, 2012.

Six issuers represent more than 5% of the total unrealized loss position, comprised of four corporate non-convertible securities, one government security and one RMBS holding. The Company owns four investment grade corporate non-convertible securities with unrealized losses totaling $0.2 million. The Company’s government security has an unrealized loss of less than $0.1 million, was issued in Venezuela and is rated below investment grade. The Company’s RMBS unrealized loss is $0.1 million and relates to a securitized portfolio of prime 2005 hybrid mortgages that contain fixed income positions where our holding is rated below investment grade and was previously impaired to discounted cash flows.

At March 31, 2012 and December 31, 2011, approximately $4.7 million (or 15%) and $4.6 million (or 15%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Unrealized gains (losses) incurred during the three months ended March 31, 2012 and 2011, respectively, were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade AFS securities were as follows:

	March 31, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities - financial services	$3.6	$3.7	$(0.1)

Total fixed maturity and equity securities	3.6	3.7	(0.1)

Greater than six months but less than or equal to one year
Corporate securities - financial services	0.7	0.8	(0.1)
Asset-backed securities - housing related	1.6	1.6	-
Total fixed maturity and equity securities	2.3	2.4	(0.1)
Greater than one year
Corporate securities - financial services	1.5	1.5	-
Total fixed maturity and equity securities	1.5	1.5	-
Total of all investment grade AFS securities
Corporate securities - financial services	5.8	6.0	(0.2)
Asset-backed securities - housing related	1.6	1.6	-

Total fixed maturity and equity securities	$7.4	$7.6	$(0.2)

Total number of securities in a continuous unrealized loss position			14

	December 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$2.7	$3.0	$(0.3)
Industrial	0.9	1.0	(0.1)
Equity securities - banking securities	1.0	1.1	(0.1)

Total fixed maturity and equity securities	4.6	5.1	(0.5)

Greater than one year
Corporate bonds
Financial services	2.1	2.3	(0.2)
Utility	1.8	1.9	(0.1)
Asset-backed securities - housing related	1.6	1.6	-

Total fixed maturity and equity securities	5.5	5.8	(0.3)

Total of all investment grade AFS securities
Corporate securities
Financial services	4.8	5.3	(0.5)
Industrial	0.9	1.0	(0.1)
Utility	1.8	1.9	(0.1)
Asset-backed securities - housing related	1.6	1.6	-
Equity securities - banking securities	1.0	1.1	(0.1)

Total fixed maturity and equity securities	$10.1	$10.9	$(0.8)

Total number of securities in a continuous unrealized loss position			15

(1) Subsequent unrealized gains /losses on OTTI securities are included in OCI-OTTI

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	March 31, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Greater than one year
Residential mortgage-backed securities - non agency backed	$0.7	$0.8	$(0.1)
Government and government agencies - foreign	0.4	0.4	-
Equity securities - banking securities	0.1	0.1	-

Total fixed maturity and equity securities	$1.2	$1.3	$(0.1)

Total number of securities in a continuous unrealized loss position			3

	December 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Greater than one year
Residential mortgage-backed securities - non agency backed	$0.7	$0.9	$(0.2)
Government and government agencies - foreign	0.4	0.5	(0.1)
Equity securities - banking securities	0.1	0.1	-

Total fixed maturity and equity securities	$1.2	$1.5	$(0.3)

Total number of securities in a continuous unrealized loss position			3

(1) Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 40% and 25% of total gross unrealized losses and OTTI on all AFS securities at March 31, 2012 and December 31, 2011, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to March 31, 2012.

Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position were as follows:

		March 31, 2012
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Greater than one year	70% to 100%	$1.2	$1.3	$(0.1)

Total		$1.2	$1.3	$(0.1)

		December 31, 2011
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Greater than one year	70% to 100%	$1.2	$1.5	$(0.3)

Total		$1.2	$1.5	$(0.3)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

There were no assets depressed over 20% at March 31, 2012. There were two assets, an emerging market government and a regional U.S. banking institution, depressed over 20% and greater than one year at December 31, 2011. The drop in price was primarily due to increased illiquidity in the markets in general due to the European debt crisis.

The amortized cost and estimated fair value of fixed maturity AFS securities at March 31, 2012 and December 31, 2011 by rating agency equivalent were:

	March 31, 2012		December 31, 2011
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$28.0	$31.1	$29.1	$32.0
AA	16.6	17.8	18.1	19.1
A	63.4	70.6	60.2	66.9
BBB	19.2	20.8	26.5	27.7
Below investment grade	3.9	4.0	3.8	4.0

Total fixed maturity AFS securities	$131.1	$144.3	$137.7	$149.7

Investment grade	97%	97%	97%	97%
Below investment grade	3%	3%	3%	3%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At March 31, 2012 and December 31, 2011 approximately $2.3 million (or 3%) and $4.1 million (or 3%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

For the three months ended March 31, 2012 and 2011, there was less than $0.1 million, respectively, of investment income and less than $0.1 million, respectively, of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company recognized gains of less than $0.1 million during the period ended March 31, 2011, on the conversion of fixed maturity trading securities to preferred stock.

Subprime Mortgage Investments

Subprime mortgages are loans to homebuyers who have weak or impaired credit histories. Through 2008, the market for these loans had expanded rapidly. During that time, however, lending practices and credit assessment standards grew steadily weaker. As a result, the market is now experiencing a sharp increase in the number of loan defaults. Investors in subprime mortgage assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes ABS issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below 660 at issuance. The Company also categorizes ABS issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660 at issuance. The estimated fair value of the subprime mortgage investments at March 31, 2012 and December 31, 2011 was $1.6 million and $1.6 million, respectively, entirely in first lien-fixed rate, AAA quality and vintages prior to 2004.

OTTI

The Company had no impairment losses for the three months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At March 31, 2012 and December 31, 2011, the Company’s assets included $177.9 million and $174.1 million, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During the first three months of 2012 and 2011, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.

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

The following table summarizes the Company’s ratings at May 11, 2012:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at March 31, 2012:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$14.8	$26.8	$23.2	$97.9	$162.7
Separate Accounts (a)	75.5	131.5	118.5	458.9	784.4

	$90.3	$158.3	$141.7	$556.8	$947.1

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

Results of Operations

For the three months ended March 31, 2012 and 2011, the Company recorded net income of $2.8 million and $1.7 million, respectively. The increase in income during 2012 as compared to 2011 was primarily due to a lower policy benefits partially offset by an increase in net realized investment losses.

Policy charge revenue decreased $0.1 million during the three months ended March 31, 2012 as compared to the same period in 2011. The following table provides the changes in policy charge revenue by type for each respective period:

	XXXXXXXX	XXXXXXXX	XXXXXXXX
	Three Months Ended March 31,
(dollars in millions)	2012	2011	Change
Asset-based policy charge revenue	$2.2	$2.2	$-
Guaranteed benefit based policy charge revenue	0.3	0.3	-
Non-asset based policy charge revenue	1.0	1.1	(0.1)

Total policy charge revenue	$3.5	$3.6	$(0.1)

Net realized investment gains (losses) decreased $0.7 million during the three months ended March 31, 2012 as compared to the same period in 2011. The following table provides the changes in net realized investment gains (losses) by type:

	XXXXXXXX	XXXXXXXX	XXXXXXXX
	Three Months Ended March 31,
(dollars in millions)	2012	2011	Change
Interest related gains	$(0.1)	$0.1	$(0.2)
Equity related losses	(0.8)	(0.3)	(0.5	) (a)

Total net realized investment gains (losses)	$(0.9)	$(0.2)	$(0.7)

Write-downs for OTTI included in net realized investment gains (losses)	$-	$-	$-

(a)

The change in equity related losses principally relates to the increase in net losses on futures contracts during 2012 as compared to 2011. Short futures contracts fluctuate relative to the volatility in the S&P.

Policy benefits decreased $2.3 million during the three months ended March 31, 2012 as compared to the same period in 2011. The following table provides the changes in policy benefits by type:

	,XXXXXXX	,XXXXXXX	,XXXXXXX
	Three Months Ended March 31,
(dollars in millions)	2012	2011	Change
Annuity benefit unlocking	$(2.7)	$(0.6)	$(2.1	) (a)
Annuity benefit expense	0.9	1.0	(0.1)
Life insurance mortality expense	0.1	0.2	(0.1)

Total policy benefits	$(1.7)	$0.6	$(2.3)

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.

Amortization of VOBA was $0.5 million for the three months ended March 31, 2012, which included favorable unlocking of $1.5 million. Amortization of VOBA was $0.6 million for the three months ended March 31, 2011, which included favorable unlocking of $0.3 million. During the three months ended March 31, 2012, continued favorable equity market performance resulted in higher amortization and more favorable unlocking as compared to 2011.

Amortization (accretion) of DAC was $0.1 million and ($0.1) million for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012 and 2011, there was an favorable (unfavorable) impact to pre-tax income related to DAC unlocking of $0.1 million and ($0.1) million, respectively. During the three months ended March 31, 2012, continued favorable equity market performance resulted in amortization and favorable unlocking as compared to 2011 which was impacted by higher hedge costs.

Insurance expenses and taxes decreased $0.3 million in the three months ended March 31, 2012 as compared to the same period in 2011. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months Ended March 31
(dollars in millions)	2012	2011	Change
Commissions	$0.6	$0.8	$(0.2	) (a)
General insurance expenses	0.3	0.4	(0.1)

Total insurance expenses and taxes	$0.9	$1.2	$(0.3)

(a)	The decrease in commissions is primarily due to higher 2011 trail commissions resulting from a system conversion.

Segment Information

The products that comprise the Annuity and Life Insurance segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company’s consolidated financial condition and results of operations presented herein.

ITEM 4. Controls and Procedures

The Company’s Disclosure Committee assists with the monitoring and evaluation of its disclosure controls and procedures. The Company’s President and Chairman of the Board, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Company’s President and Chairman of the Board and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings.

Nothing to report.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2011. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

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

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transamerica Advisors Life Insurance Company of New York

/s/ Eric J. Martin
Eric J. Martin Chief Financial Officer, Vice President, Treasurer and Controller

Date: May 11, 2012

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