Form 10-Q
period 2012-06-30
TRANSAMERICA ADVISORS LIFE INSURANCE Co OF NEW YORK
filed 2012-08-13
CIK 862923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2012 - $129,030; 2011 - $137,690)	$143,047	$149,707
Fixed maturity trading securities	-	138
Equity available-for-sale securities, at estimated fair value
(cost: 2012 - $1,372; 2011 - $1,228)	1,442	1,131
Policy loans	53,342	53,433

Total investments	197,831	204,409

Cash and cash equivalents	20,606	10,120
Accrued investment income	3,065	3,018
Deferred policy acquisition costs	406	466
Deferred sales inducements	148	170
Value of business acquired	26,647	27,563
Goodwill	500	500
Federal income taxes - current	2,900	1,014
Receivable for investments sold - net	-	41
Other assets	3,081	3,389
Separate Accounts assets	529,883	541,690

Total Assets	$785,067	$792,380

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$103,782	$105,163
Future policy benefits	18,638	19,066
Claims and claims settlement expenses	3,591	5,184

Total policyholder liabilities and accruals	126,011	129,413

Federal income taxes - deferred	5,871	3,995
Affiliated payables - net	374	3
Reinsurance payables - net	3	31
Payables for securities purchased - net	79	-
Other liabilities	1,600	1,053
Separate Accounts liabilities	529,883	541,690

Total Liabilities	663,821	676,185

Stockholder’s Equity
Common stock ($10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	128,638	128,638
Accumulated other comprehensive income, net of taxes	8,590	7,347
Retained deficit	(18,182)	(21,990)

Total Stockholder’s Equity	121,246	116,195

Total Liabilities and Stockholder’s Equity	$785,067	$792,380

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
	(unaudited)

Revenues
Policy charge revenue	$3,043	$3,635	$6,529	$7,246
Net investment income	2,291	2,458	4,719	5,032
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	-	(40)	-	(40)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	40	-	40
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(6)	(5)	(6)	(5)

Net other-than-temporary impairment losses on securities recognized in income	(6)	(5)	(6)	(5)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	126	353	(722)	167

Net realized investment gains (losses)	120	348	(728)	162

Total Revenues	5,454	6,441	10,520	12,440

Benefits and Expenses
Interest credited to policyholder liabilities	1,023	1,541	2,242	2,761
Policy benefits (net of reinsurance recoveries: 2012 - $0, $78; 2011 - $0, $128)	1,825	360	165	970
Reinsurance premium ceded	59	109	140	213
Amortization (accretion) of deferred policy acquisition costs	(15)	(19)	60	(63)
Amortization of value of business acquired	301	626	821	1,268
Insurance expenses and taxes	1,029	977	1,980	2,181

Total Benefits and Expenses	4,222	3,594	5,408	7,330

Income Before Taxes	1,232	2,847	5,112	5,110

Federal Income Tax Expense (Benefit)
Current	(68)	(170)	113	(133)
Deferred	287	835	1,191	1,323

Federal Income Tax Expense	219	665	1,304	1,190

Net Income	$1,013	$2,182	$3,808	$3,920

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
	(unaudited)

Net Income	$1,013	$2,182	$3,808	$3,920

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains arising during the period	892	1,615	2,220	1,434
Reclassification adjustment for (gains) losses included in net income	-	(225)	21	(319)

	892	1,390	2,241	1,115

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	-	(40)	-	(40)
Change in previously recognized unrealized other-than-temporary impairments	(21)	26	(81)	27
Reclassification adjustment for other-than-temporary impairments included in net income	6	5	6	5

	(15)	(9)	(75)	(8)
Adjustments
Policyholder liabilities	(72)	20	(144)	39
Value of business acquired	(182)	(62)	(95)	45
Deferred federal income taxes	(221)	(475)	(684)	(438)

	(475)	(517)	(923)	(354)

Total other comprehensive income, net of taxes	402	864	1,243	753

Comprehensive Income	$1,415	$3,046	$5,051	$4,673

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	June 30, 2012	December 31, 2011
	(unaudited)	(audited)

Common Stock	$2,200	$2,200

Additional Paid-in Capital	$128,638	$128,638

Accumulated Other Comprehensive Income
Balance at beginning of period	$7,347	$5,549
Total other comprehensive income, net of taxes	1,243	1,798

Balance at end of period	$8,590	$7,347

Retained Earnings (Deficit)
Balance at beginning of period	$(21,990)	$(3,225)
Net income	3,808	6,235
Cash dividend paid to AEGON USA, LLC	-	(25,000)

Balance at end of period	$(18,182)	$(21,990)

Total Stockholder’s Equity	$121,246	$116,195

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(dollars in thousands)	2012	2011
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,808	$3,920
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	60	(63)
Change in deferred sales inducements	22	(24)
Change in value of business acquired	821	1,268
Change in benefit reserves	(1,063)	275
Change in federal income tax accruals	(695)	441
Change in claims and claims settlement expenses	(1,593)	(696)
Change in other operating assets and liabilities, net	1,271	(30)
Amortization of investments	61	102
Interest credited to policyholder liabilities	2,242	2,761
Net change in fixed maturity trading securities	(6)	(33)
Net realized investment losses (gains)	728	(162)

Net cash and cash equivalents provided by operating activities	5,656	7,759

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	2,995	6,230
Maturities of available-for-sale securities	8,553	1,769
Purchases of available-for-sale securities	(3,164)	(2,648)
Sales of fixed maturity trading securities	144	1,147
Net settlements on futures contracts	(658)	(273)
Policy loans on insurance contracts, net	91	467

Net cash and cash equivalents provided by investing activities	7,961	6,692

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	221	259
Policyholder withdrawals	(3,352)	(6,021)

Net cash and cash equivalents used in financing activities	(3,131)	(5,762)

Net increase in cash and cash equivalents (1)	10,486	8,689
Cash and cash equivalents, beginning of year	10,120	28,617

Cash and cash equivalents, end of period	$20,606	$37,306

(1) Included in net increase in cash and cash equivalents is Federal income taxes paid (2012 - $2,000; 2011 - $750).

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

Recent Accounting Guidance

Current Adoption of Recent Accounting Guidance

Accounting Standards Codification (“ASC”) 944, Financial Services—Insurance

In October 2010, the Financial Accounting Standards Board (“FASB”) issued (Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts which modified the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. An insurance entity may only capitalize incremental direct costs of contract acquisition, the portion of employees’ compensation directly related to time spent performing specified acquisition activities for a contract that has actually been acquired, other costs related directly to specified activities that would not have been incurred had the acquisition contract transaction not occurred, and advertising costs that meet capitalization criteria in other GAAP guidance. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the guidance prospectively on January 1, 2012. The only acquisition costs being capitalized are renewal commissions; therefore there was no change to the current practice of deferring costs. As a result, the adoption did not impact the Company’s results of operations and financial position.

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$103,923	$-	$103,923
Asset-backed securities	-	2,768	-	2,768
Commercial mortgage-backed securities	-	23,825	-	23,825
Residential mortgage-backed securities	-	5,331	-	5,331
Government and government agencies
United States	3,404	-	-	3,404
Foreign	2,700	1,096	-	3,796

Total fixed maturity AFS securities (a)	6,104	136,943	-	143,047
Equity securities-banking securities (a)	-	1,442	-	1,442
Cash equivalents (b)	-	20,987	-	20,987
Separate Accounts assets (c)	529,883	-	-	529,883

Total assets	$535,987	$159,372	$-	$695,359

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(7,086)	$(7,086)

Total liabilities	$-	$-	$(7,086)	$(7,086)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$108,402	$-	$108,402
Asset-backed securities	-	3,467	-	3,467
Commercial mortgage-backed securities	-	25,501	-	25,501
Residential mortgage-backed securities	-	4,120	1,098	5,218
Government and government agencies
United States	3,370	-	-	3,370
Foreign	2,711	1,038	-	3,749

Total fixed maturity AFS securities (a)	6,081	142,528	1,098	149,707
Fixed maturity trading securities - corporate securities (a)	-	138	-	138
Equity securities - banking securities (a)	-	1,131	-	1,131
Cash equivalents (b)	-	10,603	-	10,603
Separate Accounts assets (c)	541,690	-	-	541,690

Total assets	$547,771	$154,400	$1,098	$703,269

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(6,356)	$(6,356)

Total liabilities	$-	$-	$(6,356)	$(6,356)

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

During 2012 and 2011, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at June 30, 2012 and December 31, 2011:

Fixed maturity AFS securities	June 30, 2012	December 31, 2011
Balance at beginning of period (a)	$1,098	$-

Change in unrealized gains (b)	-	28
Purchases	-	2,162
Sales	-	(1,092)
Transfers out of Level 3	(1,098)	-

Balance at end of period (a)	$-	$1,098

(a)	Recorded as a component of fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss).

The decrease in Level 3 fixed maturity AFS securities at June 30, 2012 was due to the increase in market activity and availability of market observable data (Level 2). The increase in Level 3 fixed maturity AFS securities at December 31, 2011 was primarily due to a security whose fair value was based on a non-binding quote.

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

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread, which is the most significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 105 basis points (“bps”) at June 30, 2012 and 135 bps at December 31, 2011.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the Standard & Poor’s 500 Composite Price Index (“S&P”) (expressed as a spot rate) was 25.3% at June 30, 2012 and 25.7% at December 31, 2011. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance
Balance at beginning of period (b)	$2,776	$(9,132)	$529	$(5,502)

Changes in interest rates (a)	155	(691)	1,397	(2,628)
Changes in equity markets (a)	(542)	437	808	(936)
Other (a)	(71)	(18)	42	(66)

Balance at end of period (b)	$2,318	$(9,404)	$2,776	$(9,132)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During the six months ended June 30, 2012, the change in GMWB and GMIB reinsurance reserves was primarily driven by the decrease in risk neutral rates and favorable equity market performance. During 2011, the change in GMWB and GMIB reinsurance reserves was primarily driven by the reduction in risk neutral rates and lower equity market performance.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 liabilities at June 30, 2012:

Description	June 30, 2012 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Liabilities
Future policy benefits (embedded derivatives) - GMWB	$2,318	Discounted cash flow	Own credit risk	85 bps to 105 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(9,404)	Discounted cash flow	Own credit risk	85 bps to 105 bps
			Long-term volatility	25%

Total liabilities	$(7,086)

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Policy loans (a)	$-	$53,342	$-	$53,342

Total assets	$-	$53,342	$-	$53,342

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Policy loans (a)	$-	$53,433	$-	$53,433

Total assets	$-	$53,433	$-	$53,433

(a)	Policy loans are stated at unpaid principal balance. Fair value is estimated as equal to the book value of the loan.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at June 30, 2012 and December 31, 2011 were:

	June 30, 2012
	Amortized Cost/Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities	$93,767	$10,493	$(337)	$103,923
Asset-backed securities	2,757	19	(8)	2,768
Commercial mortgage-backed securities	21,168	2,657	-	23,825
Residential mortgage-backed securities	5,195	222	(86)	5,331
Government and government agencies
United States	2,965	439	-	3,404
Foreign	3,178	672	(54)	3,796

Total fixed maturity AFS securities	$129,030	$14,502	$(485)	$143,047

Equity securities - banking securities	$1,372	$78	$(8)	$1,442

Total equity securities	$1,372	$78	$(8)	$1,442

	December 31, 2011
	Amortized Cost/Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities	$99,892	$9,247	$(737)	$108,402
Asset-backed securities	3,423	50	(6)	3,467
Commercial mortgage-backed securities	22,967	2,534	-	25,501
Residential mortgage-backed securities	5,252	125	(159)	5,218
Government and government agencies
United States	2,972	398	-	3,370
Foreign	3,184	666	(101)	3,749

Total fixed maturity AFS securities	$137,690	$13,020	$(1,003)	$149,707

Equity securities - banking securities	$1,228	$-	$(97)	$1,131

Total equity securities	$1,228	$-	$(97)	$1,131

(1)	Subsequent unrealized gains (losses) on other-than-temporary (“OTTI”) securities are included in OCI-OTTI.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at June 30, 2012 and December 31, 2011 were:

	June 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$125,444	$139,310	$133,857	$145,732
Below investment grade	3,586	3,737	3,833	3,975

Total fixed maturity AFS securities	$129,030	$143,047	$137,690	$149,707

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P BBB- or higher (or similar rating agency). At June 30, 2012 and December 31, 2011, the estimated fair value of fixed maturity securities rated BBB- were $2,272 and $4,098, respectively, which is the lowest investment grade rating given by S&P.

The amortized cost and estimated fair value of fixed maturity AFS securities at June 30, 2012 and December 31, 2011 by contractual maturities were:

	June 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$2,129	$2,194	$6,188	$6,261
Due after one year through five years	33,233	36,096	33,286	35,906
Due after five years through ten years	54,857	61,296	56,878	62,056
Due after ten years	9,691	11,537	9,696	11,298

	99,910	111,123	106,048	115,521
Mortgage-backed securities and other asset-backed securities	29,120	31,924	31,642	34,186

Total fixed maturity AFS securities	$129,030	$143,047	$137,690	$149,707

In the preceding table, fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the three and six months ended June 30, 2012, there was $2 and $6, respectively, of investment income on fixed maturity trading securities and $43 and $59, respectively, of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company also recognized a loss of $53 and $53, respectively, during the three and six months ended June 30, 2012, on the conversion of a fixed maturity trading security to preferred stock. During the three months ended June 30, 2011, there was no investment income on fixed maturity trading securities and $11 of loss recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. During the six months ended June 30, 2011, there was $22 of investment income on fixed maturity trading securities and $8 of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company also recognized gains of $25 during the period ended March 31, 2011, on the conversion of a fixed maturity trading security to preferred stock.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$2,642	$2,739	$(97)
Residential mortgage-backed securities	36	38	(2)

Total fixed maturity and equity securities	2,678	2,777	(99)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	3,145	3,284	(139)
Asset-backed securities	1,455	1,463	(8)

Total fixed maturity and equity securities	4,600	4,747	(147)

Greater than one year
Fixed maturity AFS securities
Corporate securities	1,399	1,500	(101)
Residential mortgage-backed securities	662	746	(84)
Government and government agencies - foreign	408	462	(54)
Equity securities - banking securities	72	80	(8)

Total fixed maturity and equity securities	2,541	2,788	(247)

Total fixed maturity and equity securities	$9,819	$10,312	$(493)

	December 31, 2011
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities - corporate securities	$3,635	$3,978	$(343)
Equity securities - banking securities	1,068	1,148	(80)

Total fixed maturity and equity securities	4,703	5,126	(423)

Greater than one year
Fixed maturity AFS securities
Corporate securities	3,890	4,284	(394)
Asset-backed securities	1,649	1,655	(6)
Residential mortgage-backed securities	667	826	(159)
Government and government agencies - foreign	360	461	(101)
Equity securities - banking securities	63	80	(17)

Total fixed maturity and equity securities	6,629	7,306	(677)

Total fixed maturity and equity securities	$11,332	$12,432	$(1,100)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 19 and 18 at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012, there were no securities whose fair value had declined below amortized cost by greater than 20%. At December 31, 2011, the estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% were as follows:

	December 31, 2011
	Estimated Fair Value	Gross Unrealized Losses/ OTTI (1)	Number of Securities
Decline > 20%
Greater than one year	$423	$(119)	2

Total	$423	$(119)	2

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Unrealized gains (losses) incurred during the first half of 2012 and 2011 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gain (loss) and OTTI included in accumulated other comprehensive income, net of taxes, at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Assets
Fixed maturity securities	$14,017	$12,017
Equity securities	70	(97)
Value of business acquired	(627)	(532)

	13,460	11,388

Liabilities
Policyholder account balances	(144)	-
Federal income taxes - deferred	(4,726)	(4,042)

	(4,870)	(4,042)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$8,590	$7,347

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

Derivatives

The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. At June 30, 2012, the Company had 10 outstanding short futures contracts with a notional value of $3,391. At December 31, 2011, the Company had 20 outstanding short futures contracts with a notional value of $6,263.

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds	$264	$4,367	$2,995	$6,230
Gross realized investment gains	2	366	152	475
Gross realized investment losses	-	(13)	(216)	(13)

Proceeds on AFS securities sold at a realized loss	-	1,487	1,783	1,487

Net realized investment gains (losses) for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fixed maturity securities	$(4)	$348	$(70)	$457
Derivatives	124	-	(658)	(273)
Adjustment related to value of business acquired	-	-	-	(22)

Net realized investment gains (losses)	$120	$348	$(728)	$162

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Balance at beginning of period	$36	$25
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	6	22
Accretion of credit loss impairments previously recognized	-	(11)

Balance at end of period	$42	$36

The components of OTTI reflected in the Statements of Income for the three and six months ended June 30 were as follows:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$6	$-	$6	$6	$-	$6
Value of business acquired amortization	-	-	-	-	-	-

Net OTTI Losses	$6	$-	$6	$6	$-	$6

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$45	$40	$5	$45	$40	$5
Value of business acquired amortization	-	-	-	-	-	-

Net OTTI Losses	$45	$40	$5	$45	$40	$5

For the three and six months ended June 30, 2012, the Company recorded impairment losses of $6 and $6, respectively, with no associated amortization of value of business acquired. The impairment loss was the result of the Company impairing a previously OCI impaired holding of a 2005 vintage RMBS in the second quarter due to an adverse change in cash flows. For the three and six months ended June 30, 2011, the Company recorded impairment losses of $5 and $5, respectively, with no associated amortization of value of business acquired. The impairment loss was the result of the Company impairing its holding of a 2005 vintage RMBS in the second quarter due to an adverse change in cash flows.

Note 4. Value of Business Acquired (“VOBA”), Deferred Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at June 30, 2012 and 2011, respectively.

The change in the carrying amount of VOBA for the three and six months ended June 30 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Accretion (amortization) expense	$280	$(553)	$(1,758)	$(1,528)
Unlocking	(581)	(75)	937	260
Adjustment related to realized gains on investments	-	-	-	(22)
Adjustment related to unrealized (gains) losses and OTTI on investments	(182)	(62)	(95)	45

Change in VOBA carrying amount	$(483)	$(690)	$(916)	$(1,245)

During the three months ended June 30, 2012, unfavorable equity market performance resulted in lower projected gross profits resulting in a decrease in amortization and unfavorable unlocking as compared to the same period in 2011. During the six months ended June 30, 2012, lower direct mortality experience combined with favorable equity market performance resulted in an increase in amortization and favorable unlocking as compared to the same period in 2011.

DAC and DSI

The change in the carrying amount of DAC and DSI for the three and six months ended June 30 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
DAC	2012	2011	2012	2011
Accretion (amortization) expense	$(4)	$(2)	$(128)	$98
Unlocking	19	21	68	(35)

Change in DAC carrying amount	$15	$19	$(60)	$63

	Three Months Ended June 30,		Six Months Ended June 30,
DSI	2012	2011	2012	2011
Accretion (amortization) expense	$(1)	$(1)	$(46)	$36
Unlocking	6	9	24	(12)

Change in DSI carrying amount	$5	$8	$(22)	$24

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing a guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the variable annuity GMDB and GMIB liabilities for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
GMDB	2012	2011	2012	2011
Guaranteed benefits incurred	$344	$433	$823	$882
Guaranteed benefits paid	(388)	(151)	(152)	(299)
Unlocking	555	(281)	(668)	(581)

Change in GMDB	$511	$1	$3	$2

	Three Months Ended June 30,		Six Months Ended June 30,
GMIB	2012	2011	2012	2011
Guaranteed benefits incurred	$201	$145	$490	$315
Unlocking	713	108	(746)	(195)

Change in GMIB	$914	$253	$(256)	$120

During the three months ended June 30, 2012, the change in reserve was primarily driven by unfavorable equity market performance resulting in an increase in estimated future benefits as compared to the same period in 2011. During the six months ended June 30, 2012, favorable equity market performance resulted in a decrease in estimated future benefits causing more favorable unlocking as compared to the same period in 2011.

The variable annuity GMDB liability at June 30, 2012 and December 31, 2011 was $879 and $876, respectively. The variable annuity GMIB liability at June 30, 2012 and December 31, 2011 was $4,523 and $4,779, respectively.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value. For the three and six months ended June 30, 2012 and 2011 an insignificant amount of variable life guaranteed benefits were recorded as policy benefits in the Statements of Income as incurred or paid.

Note 6. Federal Income Taxes

The effective tax rate was 26% and 23% for the six months ended June 30, 2012 and 2011, respectively. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”).

At June 30, 2012 and December 31, 2011, the Company did not have a tax valuation allowance for deferred tax assets. A tax valuation allowance was not deemed necessary as management determined that it is more likely than not that the deferred tax assets will be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $229 (gross $654) that should not be recognized at June 30, 2012 and December 31, 2011, respectively, which primarily relates to uncertainty regarding the sustainability of certain deductions taken on the 2010, 2009 and 2008 U.S. Federal income tax return. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	June 30, 2012	December 31, 2011
Balance at beginning of period	$229	$403
Reductions for tax positions of prior years	-	(174)

Balance at end of period	$229	$229

At June 30, 2012 and December 31, 2011, the Company had an operating loss carryforward for federal income tax purposes of $12,543 (net of the ASC 740 reduction of $654) and $17,461 (net of the ASC 740 reduction of $654), respectively, with a carryforward period of fifteen years that expire at various dates up to 2027. The Company has a foreign tax credit carryforward at June 30, 2012 and December 31, 2011 of $477 and $443, respectively, with a carryforward period of ten years that will expire at various dates up to 2022. Also, the Company has an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $311 and $198 at June 30, 2012 and December 31, 2011, respectively, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company has not incurred or recognized any penalties or interest expense in its financial statements at June 30, 2012 and December 31, 2011, respectively.

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

The Company’s statutory net income for the six months ended June 30, 2012 and 2011 was $7,750 and $6,269, respectively. Statutory capital and surplus at June 30, 2012 and December 31, 2011 was $64,775 and $58,111, respectively.

During the first half of 2012 and 2011, the Company did not pay any dividends to AUSA or receive any capital contributions from AUSA.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At June 30, 2012 and December 31, 2011, reinsurance payables were $3 and $31, respectively. The Company did not have a reinsurance reserve at June 30, 2012. At December 31, 2011, the Company had a reinsurance reserve of $43.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At June 30, 2012, 55% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2011, 56% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 9. Related Party Transactions

At June 30, 2012 the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three and six months ended June 30, 2012, the Company incurred $174 and $342, respectively, in expenses under this agreement. During the three and six months ended June 30, 2011, the Company incurred $141 and $282, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and six months ended June 30, 2012, the Company incurred $44 and $80, respectively, in expenses under this agreement. During the three and six months ended June 30, 2011, the Company incurred $50 and $101, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three and six months ended June 30, 2012, the Company incurred $565 and $1,105, respectively, in expenses under this agreement. During the three and six months ended June 30, 2011, the Company incurred $655 and $1,386, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three and six months ended June 30, 2012, the Company incurred $4 and $8, respectively, in expenses under this agreement. During the three and six months ended June 30, 2011, the Company incurred $5 and $9, respectively, in expenses under this agreement.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has also entered into a distribution and shareholder services agreement for certain of the said funds. During the three and six months ended June 30, 2012, the Company received $18 and $37, respectively, in revenue under this agreement. During the three and six months ended June 30, 2011, the Company received $20 and $41, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a service agreement with Western Reserve Life Assurance Co. of Ohio (“WRL”) whereby WRL will perform specified administrative functions in connection with the operation of the Company except to the extent that the services are performed for the Company by another party. During the three and six months ended June 30, 2012, the Company incurred $163 and $317 respectively, in expenses under this agreement. During the three and six months ended June 30, 2011, the Company incurred $167 and $343, respectively, in expenses under this agreement.

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

The following tables summarize each business segment’s contribution to select Statements of Income information for the three and six months ended:

	Annuity	Life Insurance	Total
Three months ended June 30, 2012
Net revenues (a)	$3,082	$1,349	$4,431
Amortization (accretion) of VOBA	(226)	527	301
Policy benefits (net of reinsurance recoveries)	893	932	1,825
Federal income tax expense (benefit)	427	(208)	219
Net income (loss)	1,116	(103)	1,013

Three months ended June 30, 2011
Net revenues (a)	$3,597	$1,303	$4,900
Amortization of VOBA	203	423	626
Policy benefits (net of reinsurance recoveries)	(33)	393	360
Federal income tax expense	637	28	665
Net income	1,948	234	2,182

	Annuity	Life Insurance	Total
Six months ended June 30, 2012
Net revenues (a)	$5,551	$2,727	$8,278
Amortization of VOBA	401	420	821
Policy benefits (net of reinsurance recoveries)	(846)	1,011	165
Federal income tax expense	1,179	125	1,304
Net income	3,024	784	3,808

Six months ended June 30, 2011
Net revenues (a)	$6,675	$3,004	$9,679
Amortization of VOBA	546	722	1,268
Policy benefits (net of reinsurance recoveries)	424	546	970
Federal income tax expense	883	307	1,190
Net income	2,959	961	3,920

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

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

Deposits

Total direct deposits (including internal exchanges) were $0.2 million and $0.2 million for the three and six months ended June 30, 2012, respectively. Total direct deposits (including internal exchanges) were $0.2 million and $0.3 million for the three and six months ended June 30, 2011, respectively. Internal exchanges during the three and six months ended June 30, 2012 were $0.1 million, respectively. Internal exchanges during the three and six months ended June 30, 2011 were $0.1 million, respectively.

Financial Condition

At June 30, 2012, the Company’s assets were $785.1 million or $7.3 million lower than the $792.4 million in assets at December 31, 2011. Assets excluding Separate Accounts assets increased $4.5 million. Separate Accounts assets, which represent 68% of total assets, decreased $11.8 million to $529.9 million.

Changes in Separate Accounts assets were as follows:

	Six Months Ended June 30,
(dollars in millions)	2012	2011
Investment performance	$28.7	$29.9
Deposits	0.1	0.3
Policy fees and charges	(5.7)	(6.4)
Surrenders, benefits and withdrawals	(34.9)	(44.6)

Net change	$(11.8)	$(20.8)

During the first half of 2012 and 2011, the Company did not have any fixed contract owner deposits and fixed contract owner withdrawals were $2.6 million and $3.8 million, respectively.

Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended June 30, 2012 with decreases of 3%, 5% and 3%, respectively, from March 31, 2012. The Dow, NASDAQ and S&P ended June 30, 2012 with increases of 5%, 13% and 8%, respectively, from December 31, 2011.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 66% of Separate Accounts assets were invested in equity-based mutual funds at June 30, 2012. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the six months ended June 30, 2012, average variable account balances decreased $80.7 million (or 13%) to $548.6 million as compared to the same period in 2011.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Average medium term interest rate yield (a)	0.42%	0.80%	0.42%	0.80%
Increase (decrease) in medium term interest rates (in basis points)	(10)	(31)	2	(17)
Credit spreads (in basis points) (b)	215	173	215	173
Expanding (contracting) of credit spreads (in basis points)	16	26	(70)	(2)

Increase (decrease) on market valuations (in millions)
Available-for-sale (“AFS”) investment securities	$0.9	$1.4	$2.2	$1.1
Interest-sensitive policyholder liabilities	(0.1)	0.0	(0.2)	0.0

Net change on market valuations	$0.8	$1.4	$2.0	$1.1

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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

Each month, the Company performs an analysis of the information obtained from third-party services and brokers to ensure that the information is reasonable and produces a reasonable estimate of fair value. The Company considers both qualitative and quantitative factors as part of this analysis, including but not limited to, recent transactional activity for similar fixed maturities, review of pricing statistics and trends, and consideration of recent relevant market events. Other controls and procedures over pricing received from indices, third-party pricing services, or brokers include validation checks such as exception reports which highlight significant price changes, stale prices or un-priced securities. In addition, the Company performs back testing on a sample basis. Back testing involves selecting a sample of securities trades and comparing the prices in those transactions to prices used for financial reporting. Significant variances between the price used for financial reporting and the transaction price are investigated to explain the cause of the difference.

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value. At June 30, 2012 and December 31 2011, approximately $2.0 million (or 2%) and $1.8 million (or 1%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

For the three and six months ended June 30, 2012, the Company recorded impairment losses of less than $0.1 million, respectively, with no associated amortization of value of business acquired. For the three and six months ended June 30, 2011, the Company recorded impairment losses of less than $0.1 million, respectively, with no associated amortization of value of business acquired.

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. The Company has entered into exchange traded derivatives, such as futures, and variance swaps to hedge the costs of the volatility of the S&P. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. At June 30, 2012, the Company had 10 outstanding short futures contracts with a notional amount of $3.4 million. At December 31, 2011, the Company had 20 outstanding short futures contracts with a notional amount of $6.3 million.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At June 30, 2012 and December 31, 2011, the Company’s VOBA asset was $26.6 million and $27.6 million, respectively. For the three and six months ended June 30, 2012, the favorable (unfavorable) impact to pre-tax net income related to VOBA unlocking was ($0.6) million and $0.9 million, respectively. For the three and six months ended June 30, 2011, the favorable (unfavorable) impact to pre-tax net income related to VOBA unlocking was ($0.1) million and $0.3 million, respectively. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At June 30, 2012 and December 31, 2011, variable annuities accounted for the Company’s entire DAC asset of $0.4 million and $0.5 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three and six months ended June 30, 2012 and 2011, there was relatively no impact to pre-tax income related to DAC unlocking. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At June 30, 2012 and December 31, 2011, variable annuities accounted for the Company’s entire DSI asset of $0.1 million and $0.2 million, respectively. See Note 4 to the Financial Statements for a further discussion.

The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at June 30, 2012 and 2011, respectively.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at June 30, 2012 and December 31, 2011 were $103.8 million and $105.2 million, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At June 30, 2012 and December 31, 2011, future policy benefits were $18.6 million and $19.1 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issued. At June 30, 2012 and December 31, 2011, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	June 30, 2012	December 31, 2011
GMDB liability	$0.9	$0.9
GMIB liability	4.5	4.8

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three and six months ended June 30, 2012, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was ($1.3) million and $1.4 million, respectively. For the three and six months ended June 30, 2011, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was $0.2 million and $0.8 million, respectively.

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

At June 30, 2012 and December 31, 2011, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

(dollars in millions)	June 30, 2012	December 31, 2011
GMWB liability	$2.3	$2.8
GMIB reinsurance asset	(9.4)	(9.1)

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

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at June 30, 2012 and December 31, 2011 were:

	June 30, 2012
(dollars in millions)	Amortized Cost/Cost	Gross Unrealized		Estimated Fair Value	% of Estimated Fair Value
		Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities
Financial services	$22.8	$1.6	$(0.3)	$24.1	17%
Industrial	67.2	8.4	-	75.6	53
Utility	3.7	0.5	-	4.2	3
Asset-backed securities
Housing related	1.5	-	-	1.5	1
Credit cards	0.3	-	-	0.3	-
Autos	1.0	-	-	1.0	1
Commercial mortgage-backed securities -non agency backed	21.1	2.7	-	23.8	16
Residential mortgage-backed securities
Agency backed	4.5	0.2	-	4.7	3
Non agency backed	0.7	-	(0.1)	0.6	-
Government and government agencies
United States	3.0	0.4	-	3.4	2
Foreign	3.2	0.7	(0.1)	3.8	3

Total fixed maturity AFS securities	129.0	14.5	(0.5)	143.0	99

Equity securities - banking securities	1.4	0.1	-	1.5	1

Total equity securities	1.4	0.1	-	1.5	1

Total fixed maturity and equity securities	$130.4	$14.6	$(0.5)	$144.5	100%

	December 31, 2011
(dollars in millions)	Amortized Cost/Cost	Gross Unrealized		Estimated Fair Value	% of Estimated Fair Value
		Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities
Financial services	$21.2	$1.1	$(0.5)	$21.8	15%
Industrial	73.0	7.7	(0.1)	80.6	54
Utility	5.7	0.4	(0.1)	6.0	4
Asset-backed securities
Housing related	1.6	-	-	1.6	1
Credit cards	0.3	-	-	0.3	-
Autos	1.5	-	-	1.5	1
Commercial mortgage-backed securities - non agency backed	23.0	2.5	-	25.5	17
Residential mortgage-backed securities
Agency backed	4.4	0.1	-	4.5	3
Non agency backed	0.8	0.1	(0.2)	0.7	-
Government and government agencies
United States	3.0	0.4	-	3.4	2
Foreign	3.2	0.7	(0.1)	3.8	2

Total fixed maturity AFS securities	137.7	13.0	(1.0)	149.7	99

Equity securities - banking securities	1.2	-	(0.1)	1.1	1

Total equity securities	1.2	-	(0.1)	1.1	1

Total fixed maturity and equity securities	$138.9	$13.0	$(1.1)	$150.8	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent and ability to hold to recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at June 30, 2012.

Six issuers represent more than 5% of the total unrealized loss position, comprised of four corporate non-convertible bonds, one government security and one RMBS holding. The Company owns four investment grade corporate non-convertible securities with unrealized losses totaling $0.3 million. The Company’s government bond has an unrealized loss of $0.1 million, was issued in Venezuela and is rated below investment grade. The Company’s RMBS unrealized loss is $0.1 million and relates to a securitized portfolio of prime 2005 hybrid mortgages that contain fixed income positions where our holding is rated below investment grade and was previously impaired to discounted cash flows.

At June 30, 2012 and December 31, 2011, approximately $4.7 million (or 16%) and $4.6 million (or 15%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Unrealized gains (losses) incurred during the first half of 2012 and 2011 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade AFS securities were as follows:

	June 30, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$1.7	$1.8	$(0.1)
Industrial	1.0	1.0	-

Total fixed maturity and equity securities	2.7	2.8	(0.1)

Greater than six months but less than or equal to one year
Corporate securities - financial services	3.1	3.2	(0.1)
Asset-backed securities - housing related	1.5	1.5	-

Total fixed maturity and equity securities	4.6	4.7	(0.1)

Greater than one year
Corporate securities - financial services	1.4	1.5	(0.1)

Total fixed maturity and equity securities	1.4	1.5	(0.1)

Total of all investment grade AFS securities
Corporate securities
Financial services	6.2	6.5	(0.3)
Industrial	1.0	1.0	-
Asset-backed securities - housing related	1.5	1.5	-

Total fixed maturity and equity securities	$8.7	$9.0	$(0.3)

Total number of securities in a continuous unrealized loss position			16

	December 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$2.7	$3.0	$(0.3)
Industrial	0.9	1.0	(0.1)
Equity securities - banking securities	1.0	1.1	(0.1)

Total fixed maturity and equity securities	4.6	5.1	(0.5)

Greater than one year
Corporate bonds
Financial services	2.1	2.3	(0.2)
Utility	1.8	1.9	(0.1)
Asset-backed securities - housing related	1.6	1.6	-

Total fixed maturity and equity securities	5.5	5.8	(0.3)

Total of all investment grade AFS securities
Corporate securities
Financial services	4.8	5.3	(0.5)
Industrial	0.9	1.0	(0.1)
Utility	1.8	1.9	(0.1)
Asset-backed securities - housing related	1.6	1.6	-
Equity securities - banking securities	1.0	1.1	(0.1)

Total fixed maturity and equity securities	$10.1	$10.9	$(0.8)

Total number of securities in a continuous unrealized loss position			15

(1)	Subsequent unrealized gains/losses on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	June 30, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Greater than one year
Residential mortgage-backed securities - non agency backed	$0.6	$0.7	$(0.1)
Government and government agencies - foreign	0.4	0.5	(0.1)
Equity securities - banking securities	0.1	0.1	-

Total fixed maturity and equity securities	$1.1	$1.3	$(0.2)

Total number of securities in a continuous unrealized loss position			3

	December 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Greater than one year
Residential mortgage-backed securities - non agency backed	$0.7	$0.9	$(0.2)
Government and government agencies - foreign	0.4	0.5	(0.1)
Equity securities - banking securities	0.1	0.1	-

Total fixed maturity and equity securities	$1.2	$1.5	$(0.3)

Total number of securities in a continuous unrealized loss position			3

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 30% and 25% of total gross unrealized losses and OTTI on all AFS securities at June 30, 2012 and December 31, 2011, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to June 30, 2012.

Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position were as follows:

	June 30, 2012
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Greater than one year	70% to 100%	$1.1	$1.3	$(0.2)

Total		$1.1	$1.3	$(0.2)

	June 30, 2012
	December 31, 2011
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Greater than one year	70% to 100%	$1.2	$1.5	$(0.3)

Total		$1.2	$1.5	$(0.3)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

There were no assets depressed over 20% at June 30, 2012. There were two assets, an emerging market government and a regional U.S. banking institution, depressed over 20% and greater than one year at December 31, 2011. The drop in price was primarily due to increased illiquidity in the markets in general due to the European debt crisis.

The amortized cost and estimated fair value of fixed maturity AFS securities at June 30, 2012 and December 31, 2011 by rating agency equivalent were:

	June 30, 2012		December 31, 2011
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$26.6	$29.7	$29.1	$32.0
AA	19.7	21.7	18.1	19.1
A	59.9	67.2	60.2	66.9
BBB	19.2	20.7	26.5	27.7
Below investment grade	3.6	3.7	3.8	4.0

Total fixed maturity AFS securities	$129.0	$143.0	$137.7	$149.7

Investment grade	97%	97%	97%	97%
Below investment grade	3%	3%	3%	3%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At June 30, 2012 and December 31, 2011 approximately $2.2 million (or 2%) and $4.1 million (or 3%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

For the three and six months ended June 30, 2012, there was less than $0.1 million and less than $0.1 million, respectively, of investment income on fixed maturity trading securities and less than $0.1 million and $0.1 million, respectively, of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company also recognized a loss of $0.1 million and $0.1 million, respectively, during the three and six months ended June 30, 2012, on the conversion of a fixed maturity trading security to preferred stock. During the three months ended June 30, 2011, there was no investment income on fixed maturity trading securities and less than $0.1 million of loss recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. During the six months ended June 30, 2011, there was less than $0.1 million of investment income on fixed maturity trading securities and less than $0.1 million of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company also recognized gains of less than $0.1 million during the period ended March 31, 2011, on the conversion of a fixed maturity trading security to preferred stock.

Subprime Mortgage Investments

Subprime mortgages are loans to homebuyers who have weak or impaired credit histories. Through 2008, the market for these loans had expanded rapidly. During that time, however, lending practices and credit assessment standards grew steadily weaker. As a result, the market is now experiencing a sharp increase in the number of loan defaults. Investors in subprime mortgage assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes ABS issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below

660 at issuance. The Company also categorizes ABS issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660 at issuance. The estimated fair value of the subprime mortgage investments at June 30, 2012 and December 31, 2011 was $1.5 million and $1.6 million, respectively, entirely in first lien - fixed rate, AAA quality and vintages prior to 2004.

OTTI

For the three and six months ended June 30, 2012, the Company recorded impairment losses of less than $0.1 million, respectively, with no associated amortization of VOBA. The impairment loss was the result of the Company impairing a previously OCI impaired holding of a 2005 vintage RMBS in the second quarter due to an adverse change in cash flows. The Company recorded impairment losses of less than $0.1 million for the three and six months ended June 30, 2011, respectively, with no associated VOBA amortization. The impairment loss was the result of the Company impairing its holding of a 2005 vintage RMBS in the second quarter due to an adverse change in cash flows.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At June 30, 2012 and December 31, 2011, the Company’s assets included $178.5 million and $174.1 million, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During the first half of 2012 and 2011, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.

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

The following table summarizes the Company’s ratings at August 13, 2012:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at June 30, 2012:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$14.6	$26.9	$22.6	$98.2	$162.3
Separate Accounts (a)	70.1	123.1	111.0	439.4	743.6

	$84.7	$150.0	$133.6	$537.6	$905.9

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

Results of Operations

For the three months ended June 30, 2012 and 2011, the Company recorded net income of $1.0 million and $2.2 million, respectively. For the six months ended June 30, 2012 and 2011, the Company recorded net income of $3.8 million and $3.9 million, respectively. The decrease in income during the three months ended 2012 as compared to 2011 was primarily due to a decrease in policy charge revenue, lower net realized investment gains and higher policy benefits. The decrease in income during the six months ended 2012 as compared to 2011 was primarily due to a decrease in policy charge revenue and net realized investment losses in 2012 compared to net realized investment gains in 2011 partially offset by lower policy benefits.

Policy charge revenue decreased $0.6 million and $0.7 million during the three and six months ended June 30, 2012 as compared to the same period in 2011. The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011
Asset-based policy charge revenue	$1.7	$2.3	$4.0	$4.5	(a	)
Guaranteed benefit based policy charge revenue	0.3	0.3	0.5	0.6
Non-asset based policy charge revenue	1.0	1.0	2.0	2.1

Total policy charge revenue	$3.0	$3.6	$6.5	$7.2

(a)	The decrease in asset-based policy charge revenue for 2012 was principally due to a decrease in average variable account balances.

Net realized investment gains decreased $0.2 million during the three months ended June 30, 2012 as compared to the same period in 2011. During the six months ended June 30, 2012 there were net realized investment losses as compared to net realized investment gains during the same period in 2011. The following table provides the changes in net realized investment gains (losses) by type:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011
Interest related gains	$-	$0.3	$-	$0.5
Equity related gains (losses)	0.1	-	(0.7)	(0.3)	(a	)

Total net realized investment gains (losses)	$0.1	$0.3	$(0.7)	$0.2

Write-downs for OTTI included in net realized investment gains (losses)	$-	$-	$-	$-

(a)

The change in equity related losses principally relates to the increase in net losses on futures contracts during 2012 as compared to 2011. Short futures contracts fluctuate relative to the volatility in the S&P.

Policy benefits increased (decreased) $1.4 million and ($0.8) million during the three and six months ended June 30, 2012 as compared to the same period in 2011. The following table provides the changes in policy benefits by type:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011
Annuity benefit unlocking	$1.3	(0.2)	$(1.4)	$(0.8)	(a	)
Annuity benefit expense	(0.4)	0.1	0.6	1.3	(b	)
Life insurance mortality expense	0.9	0.5	1.0	0.5

Total policy benefits	$1.8	$0.4	$0.2	$1.0

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)

During the six months ended June 30, 2012, the decrease in annuity benefit expense was primarily due to favorable equity market performance driving the decline in guarantee benefits in 2012 as compared to 2011.

Amortization of VOBA was $0.3 million and $0.8 million for the three and six months ended June 30, 2012, which included favorable (unfavorable) unlocking of ($0.6) million and $0.9 million, respectively. Amortization of VOBA was $0.6 million and $1.3 million for the three and six months ended June 30, 2011, which included favorable (unfavorable) unlocking of ($0.1) million and $0.3 million, respectively. During the three months ended June 30, 2012, unfavorable equity market performance resulted in lower projected gross profits resulting in a decrease in amortization and unfavorable unlocking as compared to the same period in 2011. During the six months ended June 30, 2012, lower direct mortality experience combined with favorable equity market performance resulted in an increase in amortization and favorable unlocking as compared to the same period in 2011.

Insurance expenses and taxes decreased $0.2 million during the six months ended June 30, 2012 as compared to the same period in 2011. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011
Commissions	$0.6	$0.8	$1.3	$1.6
General insurance expenses	0.4	0.2	0.7	0.6

Total insurance expenses and taxes	$1.0	$1.0	$2.0	$2.2

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

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Transamerica Advisors Life Insurance Company of New York
(Registrant)

Date: August 13, 2012	/s/ Eric Martin
Eric Martin
Chief Financial Officer, Vice President, Treasurer, and Controller

EXHIBIT INDEX

31.1	Certification by the President pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.