Form 10-K
period 2012-12-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co OF NEW YORK
filed 2013-03-28
CIK 862923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The Registrant is currently licensed to conduct business in nine states. During 2012, life insurance and/or annuity deposits on existing policies were primarily received in New York, 64%, Florida, 19%, and New Jersey, 9%. Currently, the Company is not issuing new life insurance, variable annuity and market value adjusted annuity products.

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

The exposure to equity risks relates to the potential for lower earnings associated with our equity-based Separate Accounts, where fee income is earned based upon account values. The significant fluctuations in equity markets over the last several years have significantly impacted the account values and related fee income during those periods. In addition, certain of our products offer guaranteed benefits which increase our potential benefit exposure and statutory capital exposure should equity markets decline. Sustained declines in equity markets may result in the need to devote significant additional capital to support these products.

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

Our valuations of many of our financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition

Fixed maturity, equity, trading securities, free standing and embedded derivatives, and Separate Account assets are reported at estimated fair value on our Balance Sheets. The determination of estimated fair value is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

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

Item 3. Legal Proceedings

The Company, like other life insurance companies, is involved from time to time in litigation, regulatory audits and examination activity, and regulatory inquiries from state insurance regulators and other officials.

The industry currently is reviewing its unclaimed property practices in light of evolving standards introduced by the regulators. Some insurers have been named in class actions and other litigation, regulatory audits and examinations involving, among other things, unclaimed property where substantial damages have been sought and/or material settlement payments have been made.

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

During 2012 and 2011, the Company did not receive a capital contribution from AUSA. In 2012, the Company did not pay a dividend to AUSA. In 2011, the Company paid a cash dividend of $25.0 million to AUSA. No other cash or stock dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of New York, notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. See Note 7 to the Registrant’s Financial Statements.

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

Valuation of Fixed Maturity and Equity Securities

The Company’s investments consist principally of fixed maturity and equity securities that are classified as available-for-sale (“AFS”) which are reported at estimated fair value. In addition, the Company held fixed maturity securities which contain a conversion to equity feature, which is considered an embedded derivative. These fixed maturity securities have been classified as trading and are reported at estimated fair value. During 2012, the last of these securities converted so the Company no longer holds any of these securities as of December 31, 2012. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its investments. The Company’s valuation policy utilizes a pricing hierarchy which dictates that publicly available prices are initially sought from indices and third-party pricing services. In the event that pricing is not available from these sources, those securities are submitted to brokers to obtain quotes. If broker quotes are not available, then securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value. At December 31, 2012 and 2011, approximately $2.0 million (or 2%) and $1.8 million (or 1%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

Other-Than-Temporary Impairment (“OTTI”) Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity AFS securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and information obtained from external sources (i.e; company announcements, ratings agency announcements, or news wire services). For fixed maturity AFS securities, the Company also considers whether it is more likely than not that it will not be required to sell the debt security before its anticipated recovery. The factors that may give rise to a potential OTTI include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.

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

For the years ended December 31, 2012, 2011 and 2010, the Company recorded an OTTI in income, with no value of business acquired amortization, of less than $0.1 million, less than $0.1 million, and less than $0.1 million, respectively.

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. At December 31, 2012, the Company had 10 outstanding short futures contracts with a notional amount of $3.6 million. At December 31, 2011, the Company had 20 outstanding short futures contracts with a notional amount of $6.3 million.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $0.3 million and $0.7 million as of December 31, 2012 and 2011, respectively.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At December 31, 2012 and 2011, the Company’s VOBA asset was $25.2 million and $27.6 million, respectively. For the years ended December 31, 2012, 2011 and 2010, the favorable (unfavorable) impact to pre-tax net income related to VOBA unlocking was $0.2 million, ($0.7) million and $0.6 million, respectively. There were no impairment charges in 2012, 2011 and 2010. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At December 31, 2012 and 2011, variable annuities accounted for the Company’s entire DAC asset of $0.3 million and $0.5 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the years ended December 31, 2012 and 2011, the favorable (unfavorable) impact to pre-tax net income related to DAC unlocking was $0.1 million and less than ($0.1) million, respectively. For the year ended December 31, 2010, there was relatively no impact to pre-tax income related to DAC unlocking. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At December 31, 2012 and 2011, variable annuities accounted for the Company’s entire DSI asset of $0.1 million and $0.2 million, respectively. See Note 4 to the Financial Statements for a further discussion.

The long-term and short-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at December 31, 2012, 2011 and 2010.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down to fair value based primarily on discounted cash flows. The Company performed the annual test of goodwill at December 31, 2012, 2011 and 2010 and determined there was no impairment of goodwill.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at December 31, 2012 and 2011 were $104.1 million and $105.2 million, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At December 31, 2012 and 2011, future policy benefits were $16.5 million and $19.1 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issued. At December 31, 2012 and 2011, GMDB and GMIB liabilities included within future policy benefits were as follows:

	December 31,
(dollars in millions)	2012	2011
GMDB liability	$ 1.5	$ 0.9
GMIB liability	3.7	4.8

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the years ended December 31, 2012, 2011 and 2010, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was $2.8 million, ($2.4) million and $2.3 million, respectively.

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

At December 31, 2012 and 2011, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

	December 31,
(dollars in millions)	2012	2011
GMWB liability	$ 1.1	$ 2.8
GMIB reinsurance asset	(8.9)	(9.1)

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

At December 31, 2012 and 2011, the Company did not have a tax valuation allowance for deferred tax assets. A tax valuation allowance was not deemed necessary as management determined that it is more likely than not that the deferred tax assets will be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

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

•

ASC 220, Comprehensive Income – ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requires an entity to provide information about significant items reclassified out of accumulated other comprehensive income (“AOCI”) by component – will be adopted January 1, 2013.

Deposits

Total direct deposits (including internal exchanges) were $0.3 million, $0.9 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in deposits was primarily due to the Company ceasing to issue new variable annuity and market value adjusted annuity products in 2009. Internal exchanges during 2012, 2011 and 2010 were $0.1 million $0.2 million and $0.4 million, respectively.

Financial Condition

At December 31, 2012, the Company’s assets were $784.8 million or $7.6 million lower than the $792.4 million in assets at December 31, 2011. Assets excluding Separate Accounts assets decreased $7.7 million. Separate Accounts assets, which represent 67% of total assets, decreased $15.3 million (or 2.8%) to $526.4 million. Changes in Separate Accounts assets were as follows:

	December 31,
	2012	2011
Investment performance	$59.6	$(5.1)
Deposits	0.3	0.9
Policy fees and charges	(11.3)	(12.3)
Surrenders, benefits and withdrawals	(63.9)	(77.8)

Net change	$(15.3)	$(94.3)

There were no fixed contract owner deposits in 2012, 2011 and 2010. During 2012, 2011 and 2010, fixed contract owner withdrawals were $4.7 million, $6.7 million, and $8.1 million, respectively.

Investments

The Company maintains a general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents.

The following schedule identifies the Company’s general account invested assets by type at December 31:

	2012	2011
Fixed maturity AFS securities
Investment grade	63%	68%
Below investment grade	3	2

Total fixed maturity AFS securities	66	70

Policy loans	24	25
Cash and cash equivalents	10	5

	100%	100%

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at December 31, 2012 and 2011 were:

	December 31, 2012
		Gross Unrealized			% of
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Estimated Fair Value	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$26.0	$2.4	$-	$28.4	19%
Industrial	66.7	8.9	-	75.6	51
Utility	3.4	0.5	-	3.9	3
Asset-backed securities
Housing related	4.2	-	-	4.2	3
Commercial mortgage-backed securities - non agency backed	19.1	2.8	-	21.9	15
Residential mortgage-backed securities
Agency backed	4.4	0.4	-	4.8	3
Non agency backed	0.7	-	-	0.7	-
Government and government agencies
United States	3.0	0.4	-	3.4	2
Foreign	3.2	0.8	-	4.0	3

Total fixed maturity AFS securities	130.7	16.2	-	146.9	99
Equity securities - banking securities	1.3	0.2	-	1.5	1

Total equity securities	1.3	0.2	-	1.5	1

Total fixed maturity and equity securities	$132.0	$16.4	$-	$148.4	100%

	December 31, 2011
		Gross Unrealized			% of
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Estimated Fair Value	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$21.2	$1.1	$(0.5)	$21.8	15%
Industrial	73.0	7.7	(0.1)	80.6	54
Utility	5.7	0.4	(0.1)	6.0	4
Asset-backed securities
Housing related	1.6	-	-	1.6	1
Credit cards	0.3	-	-	0.3	-
Autos	1.5	-	-	1.5	1
Commercial mortgage-backed securities - non agency backed	23.0	2.5	-	25.5	17
Residential mortgage-backed securities
Agency backed	4.4	0.1	-	4.5	3
Non agency backed	0.8	0.1	(0.2)	0.7	-
Government and government agencies
United States	3.0	0.4	-	3.4	2
Foreign	3.2	0.7	(0.1)	3.8	2

Total fixed maturity AFS securities	137.7	13.0	(1.0)	149.7	99
Equity securities - banking securities	1.2	-	(0.1)	1.1	1

Total equity securities	1.2	-	(0.1)	1.1	1

Total fixed maturity and equity securities	$138.9	$13.0	$(1.1)	$150.8	100%

(1) Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at December 31, 2012.

As of December 31, 2012, there are no industry sectors with significant unrealized losses.

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2012 and 2011 by rating agency equivalent were:

	December 31, 2012		December 31, 2011
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$23.9	$27.0	$29.1	$32.0
AA	16.5	18.6	18.1	19.1
A	58.4	66.5	60.2	66.9
BBB	26.0	28.4	26.5	27.7
Below investment grade	5.9	6.4	3.8	4.0

Total fixed maturity AFS securities	$130.7	$146.9	$137.7	$149.7

Investment grade	95%	96%	97%	97%
Below investment grade	5%	4%	3%	3%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At December 31, 2012 and 2011, approximately $2.4 million (or 2%) and $4.1 million (or 3%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

Unrealized gains (losses) incurred during the years ended 2012 and 2011 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade AFS securities were as follows:

	December 31, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities - industrial	$0.6	$0.6	$-
Asset-backed securities - housing related	1.0	1.0	-

Total fixed maturity and equity securities	1.6	1.6	-

Greater than six months but less than or equal to one year
Corporate securities - financial services	0.2	0.2	-

Total fixed maturity and equity securities	$0.2	$0.2	$-

	December 31, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Greater than one year
Corporate securities - financial services	$0.8	$0.8	$-
Asset-backed securities - housing related	0.7	0.7	-

Total fixed maturity and equity securities	1.5	1.5	-

Total of all investment grade AFS securities
Corporate securities
Financial services	1.0	1.0	-
Industrial	0.6	0.6	-
Asset-backed securities - housing related	1.7	1.7	-

Total fixed maturity and equity securities	$3.3	$3.3	$-

Total number of securities in a continuous unrealized loss position			10

	December 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$2.7	$3.0	$(0.3)
Industrial	0.9	1.0	(0.1)
Equity securities - banking securities	1.0	1.1	(0.1)

Total fixed maturity and equity securities	4.6	5.1	(0.5)

Greater than one year
Corporate securities
Financial services	2.1	2.3	(0.2)
Utility	1.8	1.9	(0.1)
Asset-backed securities - housing related	1.6	1.6	-

Total fixed maturity and equity securities	5.5	5.8	(0.3)

Total of all investment grade AFS securities
Corporate securities
Financial services	4.8	5.3	(0.5)
Industrial	0.9	1.0	(0.1)
Utility	1.8	1.9	(0.1)
Asset-backed securities - housing related	1.6	1.6	-
Equity securities - banking securities	1.0	1.1	(0.1)

Total fixed maturity and equity securities	$10.1	$10.9	$(0.8)

Total number of securities in a continuous unrealized loss position			15

(1) Subsequent unrealized gains/losses on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	December 31, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Asset-back securities - housing related	$0.9	$0.9	$-

Total fixed maturity and equity securities	0.9	0.9	-

Greater than one year
Residential mortgage-backed securities - non agency backed	0.4	0.4	-
Equity securities - other financial services	0.1	0.1	-

Total fixed maturity and equity securities	0.5	0.5	-

Total of all below investment grade AFS securities
Asset-back securities - housing related	0.9	0.9	-
Residential mortgage-backed securities - non agency backed	0.4	0.4	-
Equity securities - other financial services	0.1	0.1	-

Total fixed maturity and equity securities	$1.4	$1.4	$-

Total number of securities in a continuous unrealized loss position			3

	December 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Greater than one year
Residential mortgage-backed securities - non agency backed	$0.7	$0.9	$(0.2)
Government and government agencies - foreign	0.4	0.5	(0.1)
Equity securities - banking securities	0.1	0.1	-

Total fixed maturity and equity securities	$1.2	$1.5	$(0.3)

Total number of securities in a continuous unrealized loss position			3

(1) Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

There were no significant unrealized losses at December 31, 2012. Gross unrealized losses and OTTI on below investment grade AFS securities represented 25% of total gross unrealized losses and OTTI on all AFS securities at December 31, 2011. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2012.

There were no assets depressed over 20% at December 31, 2012. Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position were as follows:

		December 31, 2012
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$0.9	$0.9	$-

		0.9	0.9	-

Greater than one year	70% to 100%	0.5	0.5	-

		0.5	0.5	-

Total		$1.4	$1.4	$-

		December 31, 2011
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Greater than one year	70% to 100%	$1.2	$1.5	$(0.3)

Total		$1.2	$1.5	$(0.3)

During 2012, 2011 and 2010, there was less than $0.1 million, less than $0.1 million, and $0.1 million, respectively, of investment income on fixed maturity trading securities recorded in net investment income in the Statements of Income. During 2012, 2011, and 2010 there was less than $0.1 million, less than ($0.1) million, and less than ($0.1) million, respectively, of income (losses) recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company recognized gains (losses) of less than ($0.1) million and less than $0.1 million during the years ended 2012 and 2011, respectively, on the conversion of fixed maturity trading securities to preferred stock. There were no conversions of fixed maturity trading securities to preferred stock in 2010.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at December 31, 2012:

	December 31, 2012
(dollars in millions)	Amortized Cost	Estimated Fair Value	Net Unrealized Gains (Losses) and OTTI
First lien - fixed
AAA	$1.7	$1.7	$-
Below BBB	2.5	2.5	-

Total	$4.2	$4.2	$-

	December 31, 2012
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	Total
First lien - fixed
AAA	$1.7	$-	$1.7
Below BBB	0.9	1.6	2.5

Total	$2.6	$1.6	$4.2

The estimated fair value and amortized cost of the subprime mortgage investments at December 31, 2011 was $1.6 million, consisting entirely in first lien – fixed rate, AAA quality and vintages prior to 2004.

OTTI

The Company’s impairment losses were less than $0.1 million, less than $0.1 million, and less than $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, with no associated VOBA amortization. The 2012, 2011, and 2010 impairment losses were principally the result of the Company impairing its holding of a 2005 vintage RMBS due to adverse changes in cash flows.

Business Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the S&P. The Dow, NASDAQ and S&P ended 2012 with increases of 7%, 16% and 13%, respectively, from 2011. The Dow, NASDAQ and S&P ended 2011 with increases (decreases) of 6%, (2%) and less than (0.1%), respectively, from 2010.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 67% of Separate Accounts assets were invested in equity-based mutual funds at December 31, 2012. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During 2012, average variable account balances decreased $66.3 million (or 10.9%) to $540.3 million as compared to the same period in 2011.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	2012	2011	2010
Average medium term interest rate yield (a)	0.37%	0.40%	0.97%
Increase in medium term interest rates (in basis points)	(3)	(57)	(46)
Credit spreads (in basis points) (b)	124	285	175
Expanding (contracting) of credit spreads (in basis points)	(161)	110	(25)

Increase (decrease) on market valuations: (in millions)
Available-for-sale investment securities	$4.5	$3.6	$5.4
Interest-sensitive policyholder liabilities	(0.6)	(0.4)	0.1

Net change on market valuations	$3.9	$3.2	$5.5

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

At December 31, 2012 and 2011, the Company had 932 and 994 life insurance and annuity contracts inforce with interest rate guarantees, respectively. The estimated average rate of interest credited on behalf of contract owners was 3.8% and 4.1% during 2012 and 2011, respectively. Total invested assets supporting these liabilities with interest rate guarantees had an estimated average effective yield of 3.9% and 4.3% during 2012 and 2011, respectively.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At December 31, 2012 and 2011, the Company’s assets included $185.1 million and $174.1 million, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During 2012 and 2011, the Company did not receive a capital contribution from AUSA. In 2012, the Company did not pay a cash dividend to AUSA. In 2011, the Company paid a cash dividend of $25.0 million to AUSA.

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

The National Association of Insurance Commissioners utilizes the RBC adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. At December 31, 2012 and 2011, based on the RBC formula, the Company’s total adjusted capital levels were well in excess of the minimum amount of capital required to avoid regulatory action.

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

The following table summarizes the Company’s ratings at March 28, 2013:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at December 31, 2012:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$14.3	$26.1	$23.0	$100.1	$163.5
Separate Accounts (a)	74.1	127.0	110.0	415.5	726.6

	$88.4	$153.1	$133.0	$515.6	$890.1

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2012 and 2011, the Company’s estimated liability for future guaranty fund assessments was less than $0.1 million and $0.3 million, respectively. In addition, the Company has a receivable for future premium tax deductions of less than $0.1 million and $0.1 million at December 31, 2012 and 2011, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

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

2012 compared to 2011

For the years ended December 31, 2012 and 2011, the Company recorded net income of $7.2 million and $6.2 million, respectively. The increase in income during 2012 as compared to 2011 was primarily due to lower policy benefits, partially offset by net realized losses in 2012 compared to net realized gains in 2011.

Policy charge revenue decreased $1.1 million (or 7.9%) to $12.9 million during 2012, as compared to $14.0 million in 2011. The following table provides the changes in policy charge revenue by type for each respective period:

(dollars in millions)	2012	2011	Change
Asset-based policy charge revenue	$7.9	$8.5	$(0.6	) (a)
Guaranteed benefit based policy charge revenue	1.1	1.2	(0.1)
Non-asset based policy charge revenue	3.9	4.3	(0.4)

Total policy charge revenue	$12.9	$14.0	$(1.1)

(a)	The decrease in asset-based policy charge revenue for 2012 was principally due to a decrease in average variable account balances.

Net realized investment gains decreased $1.6 million to ($1.0) million during 2012 as compared to $0.6 million in 2011. The following table provides the changes in net realized investment gains (losses) by type:

(dollars in millions)	2012	2011	Change
Interest related gains	$(0.1)	$1.1	$(1.2	) (a)
Equity related losses	(0.9)	(0.5)	(0.4	) (b)

Total net realized investment gains	$(1.0)	$0.6	$(1.6)

(a)	The decrease in interest related gains in 2012 as compared to 2011 is primarily a result of higher fixed maturity securities sales in 2011.
(b)

The change in equity related losses principally relates to the increase in net losses on futures contracts during 2012 as compared to 2011. Short futures contracts fluctuate relative to the volatility in the S&P.

Policy benefits decreased $4.9 million during 2012 as compared to 2011. The following table provides the changes in policy benefits by type:

(dollars in millions)	2012	2011	Change
Annuity benefit unlocking	$(2.8)	$2.4	$(5.2	) (a)
Annuity benefit expense	0.9	0.5	0.4
Life insurance mortality expense	1.6	1.7	(0.1)

Total policy benefits	$(0.3)	$4.6	$(4.9)

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.

Amortization of VOBA was $2.3 and $1.6 million for the year ended December 31, 2012 and 2011, respectively. Included in amortization was favorable (unfavorable) unlocking of $0.2 million and ($0.7) million for the years ended December 31, 2012 and 2011, respectively. 2012 was impacted by favorable equity markets and higher gross profits as compared to 2011.

Insurance expenses and taxes decreased $0.6 million in 2012 as compared to 2011. The following table provides the changes in insurance expenses and taxes for each respective period:

(dollars in millions)	2012	2011	Change
Commissions	$2.3	$2.7	$(0.4)
General insurance expense	1.5	1.7	(0.2)
Taxes, licenses, and fees	0.1	0.1	-

Total insurance expenses and taxes	$3.9	$4.5	$(0.6)

2011 compared to 2010

For the years ended December 31, 2011 and 2010, the Company recorded net income of $6.2 million and $12.1 million, respectively. The decline in income during 2011 as compared to 2010 was primarily due to higher policy benefits and a higher effective tax rate.

Policy charge revenue decreased $0.6 million (or 4.1%) to $14.0 million during 2011, as compared to $14.6 million in 2010. The following table provides the changes in policy charge revenue by type for each respective period:

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

Insurance expenses and taxes decreased $0.7 million in 2011 as compared to 2010. The following table provides the changes in insurance expenses and taxes for each respective period:

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

Select financial information by segment for the years ended December 31 is as follows:

(dollars in millions)	Annuity	Life Insurance	Total
2012
Net revenues (a)	$11.0	$5.4	$16.4
Amortization of VOBA	1.7	0.6	2.3
Policy benefits (net of reinsurance recoveries)	(1.9)	1.6	(0.3)
Income tax expense (benefit)	2.1	0.7	2.8
Net income	5.5	1.7	7.2

2011
Net revenues (a)	$13.2	$5.7	$18.8
Amortization (accretion) of VOBA	(0.5)	2.1	1.6
Policy benefits (net of reinsurance recoveries)	2.8	1.7	4.6
Income tax expense (benefit)	1.6	(0.1)	1.5
Net income	5.2	1.0	6.2

2010
Net revenues (a)	$14.1	$5.7	$19.9
Amortization of VOBA	0.6	0.6	1.2
Policy benefits (net of reinsurance recoveries)	(0.5)	2.3	1.8
Income tax expense (benefit)	(1.1)	(0.1)	(1.2)
Net income	10.6	1.5	12.1

(a)	Management considers interest credited to policyholder liabilities in evaluating net revenues.

The Company is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2012, 2011 or 2010.

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

The table below shows the interest rates at the end of the last five years:

	2012	2011	2010	2009	2008
3-Month US Libor	0.31%	0.58%	0.30%	0.25%	1.43%
10-Year U.S. Treasury	1.78%	1.89%	3.38%	3.85%	2.21%

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

	Estimated Approximate Effects on:
Change in Interest Rates: (dollars in millions)	Net Income	Equity

2012
Shift Up of 100 Basis Points	$(0.8)	$(4.7)
Shift Down of 100 Basis Points	$0.8	$3.5

2011
Shift Up of 100 Basis Points	$(0.8)	$(5.1)
Shift Down of 100 Basis Points	$1.0	$5.4

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

The table that follows sets forth the closing levels of certain major indices at the end of the last five years:

	2012	2011	2010	2009	2008
S&P 500	1,426	1,258	1,258	1,115	903
NASDAQ	3,020	2,605	2,653	2,269	1,577
DOW	13,104	12,218	11,578	10,428	8,776

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

	Estimated Approximate Effect on Net Income
Immediate Change of: (dollars in millions)	2012	2011
Equity Increase of 10%	$0.9	$1.1
Equity Increase of 20%	$1.4	$1.8

Equity Decrease of 10%	$(1.2)	$(1.5)
Equity Decrease of 20%	$(2.9)	$(4.0)

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

Sensitivity analysis of net income to various underwriting risks is shown in the table that follows. The sensitivities represent an increase or decrease of mortality rates over 2012. Increases in mortality rates lead to an increase in the level of benefits and claims on most business. The impact on net income and equity of sales transactions of investments required to meet the higher cash outflow from lapses or deaths are reflected in the sensitivities.

	Estimated Approximate Effect on Net Income
Immediate Change of: (dollars in millions)	2012	2011
20% Increase in Lapse Rates	$(0.1)	$(0.1)
20% Decrease in Lapse Rates	$0.1	$0.1

10% Increase in Mortality Rates	$(0.1)	$(0.2)
10% Decrease in Mortality Rates	$0.1	$0.2

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

Item 9A. Controls and Procedures

a) Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) generally refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by TALICNY in the reports that it files or submits under the Exchange Act is accumulated and communicated to TALICNY’s management, including TALICNY’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. TALICNY’s management, with the participation of the Chairman of the Board and President and Chief Financial Officer, have evaluated the effectiveness of TALICNY’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, TALICNY’s Chairman of the Board and President and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

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

TALICNY’s management, with the participation of the Chairman of the Board and President and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. TALICNY’s management, with the participation of the Chairman of the Board and President and Chief Financial Officer, has conducted an evaluation of the effectiveness of TALICNY’s internal control over financial reporting as of December 31, 2012 based on the criteria related to internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, TALICNY’s management concluded that the internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of TALICNY’s registered public accounting firm regarding internal control over financial reporting because TALICNY is a non-accelerated filer.

c) Changes in internal control over financial reporting

During the fiscal quarter ended December 31, 2012, there have been no changes in TALICNY’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, TALICNY’s internal control over financial reporting.

Item 9B. Other Information

No information is required to be disclosed under this item.

PART III

Information called for by items 10 through 13 of this part is omitted pursuant to General instruction I. of form 10-K.

Item 14. Principal Account Fees and Services

Fees Paid to the Registrant’s Independent Auditor

The aggregate fees for professional services rendered by Ernst & Young LLP (“E&Y”) for the audit of TALICNY’s Financial Statements in 2012, 2011 and 2010 were:

	2012	2011	2010
Audit (a)	$215,000	$225,000	$250,000

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

During 2012, all services provided to TALICNY by E&Y were pre-approved by the Audit Committee in accordance with the Pre-approval policy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Exhibits

(1)	The following financial statements of the Registrant are filed as part of this report

a.	Independent Registered Public Accounting Firm Report dated March 28, 2013 (Ernst & Young LLP).

b.	Balance Sheets at December 31, 2012 and 2011.

c.	Statements of Income for the Years Ended December 31, 2012, 2011 and 2010.

d.	Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010.

e.	Statements of Stockholder’s Equity for the Years Ended December 31, 2012, 2011 and 2010.

f.	Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010.

g.	Notes to Financial Statements for the Years Ended December 31, 2012, 2011 and 2010.

(2)	Not applicable.

(3)	The following exhibits are filed as part of this report:

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

3.2	Certificate of Amendment of the Charter of ML Life Insurance Company of New York. (Incorporated by Reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed August 12, 2010.)

3.3	By-Laws of Transamerica Advisors Life Insurance Company of New York. (Incorporated by Reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed August 12, 2010.)

4.1	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.2	Modified Guaranteed Annuity Contract Application. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.3	Qualified Retirement Plan Endorsement. (Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.4	IRA Endorsement. (Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.5	Company Name Change Endorsement. (Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

4.6	IRA Endorsement, MLNY009 (Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994).

4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94. (Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94. (Incorporation by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc. (Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation. (Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.)

10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.)

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(k) to Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.)

10.12	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.)

10.13	Non-Affiliated Broker-Dealer Wholesaling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.)

10.14	Selling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.)

10.15	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed August 17, 2007.)

10.16	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.)

10.17	Principal Underwriting Agreement between Transamerica Capital, Inc. and ML Life Insurance Company of New York (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562,33-60288, 333-48983, and 333-133224, filed March 26, 2009.)

10.18	Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company of New York. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2011.)

10.19	Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2011.)

24.1	Powers of Attorney for Eric J. Martin, William Brown, Jr., Steven E. Frushtick, and John T. Mallett. (Incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, Nos. 34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2010.)

24.2	Powers of Attorney for Peter P. Post, Thomas A. Swank, and Marc Cahn. (Incorporated by reference to Exhibit 24.2 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2011.)

24.3	Power of Attorney for Karen R. Wright, is filed herewith.

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.

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

Management assessed our internal control over financial reporting as of December 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

[Ernst & Young LLP]

Report of Independent Registered Public Accounting Firm

The Board of Directors

Transamerica Advisors Life Insurance Company of New York

We have audited the accompanying balance sheets of Transamerica Advisors Life Insurance Company of New York as of December 31, 2012 and 2011, and the related statements of income, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transamerica Advisors Life Insurance Company of New York at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Des Moines, Iowa

March 28, 2013

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2012	2011

ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2012 - $130,665; 2011 - $137,690)	$146,927	$149,707
Fixed maturity trading securities	-	138
Equity available-for-sale securities, at estimated fair value (cost: 2012 - $1,372; 2011 - $1,228)	1,521	1,131
Policy loans	53,132	53,433

Total investments	201,580	204,409

Cash and cash equivalents	22,153	10,120
Accrued investment income	2,931	3,018
Deferred policy acquisition costs	270	466
Deferred sales inducements	98	170
Value of business acquired	25,207	27,563
Goodwill	500	500
Current income taxes - net	2,830	1,014
Receivable for investments sold - net	-	41
Other assets	2,762	3,389
Separate Accounts assets	526,437	541,690

Total Assets	$784,768	$792,380

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$104,137	$105,163
Future policy benefits	16,529	19,066
Claims and claims settlement expenses	1,777	5,184

Total policyholder liabilities and accruals	122,443	129,413

Deferred income taxes - net	7,976	3,995
Affiliated payables - net	407	3
Reinsurance payables - net	27	31
Payables for securities purchased - net	90	-
Other liabilities	1,582	1,053
Separate Accounts liabilities	526,437	541,690

Total Liabilities	658,962	676,185

Stockholder’s Equity
Common stock ($10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	128,638	128,638
Accumulated other comprehensive income, net of taxes	9,765	7,347
Retained deficit	(14,797)	(21,990)

Total Stockholder’s Equity	125,806	116,195

Total Liabilities and Stockholder’s Equity	$784,768	$792,380

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands)	2012	2011	2010

Revenues
Policy charge revenue	$12,878	$13,975	$14,586
Net investment income	9,257	10,033	10,450
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	-	(62)	(212)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	62	164
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(6)	(22)	-

Net other-than-temporary impairment losses on securities recognized in income	(6)	(22)	(48)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	(977)	594	914

Net realized investment gains (losses)	(983)	572	866

Total Revenues	21,152	24,580	25,902

Benefits and Expenses
Interest credited to policyholder liabilities	4,723	5,823	6,040
Policy benefits (net of reinsurance recoveries: 2012 - $245; 2011 - $132; 2010 - $440)	(265)	4,570	1,817
Reinsurance premium ceded	320	363	707
Amortization (accretion) of deferred policy acquisition costs	195	(97)	2
Amortization of value of business acquired	2,259	1,648	1,246
Insurance expenses and taxes	3,895	4,524	5,192

Total Benefits and Expenses	11,127	16,831	15,004

Income Before Taxes	10,025	7,749	10,898

Income Tax Expense (Benefit)
Current	183	(151)	20
Deferred	2,649	1,665	(1,227)

Income Tax Expense (Benefit)	2,832	1,514	(1,207)

Net Income	$7,193	$6,235	$12,105

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(dollars in thousands)	2012	2011	2010

Net Income	$7,193	$6,235	$12,105

Other Comprehensive Income
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains arising during the period	4,204	3,922	5,990
Reclassification adjustment for (gains) losses included in net income	106	(355)	(478)

	4,310	3,567	5,512

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	-	(62)	(164)
Change in previously recognized unrealized other-than-temporary impairments	172	58	23
Reclassification adjustment for other-than-temporary impairments included in net income	6	22	-

	178	18	(141)
Adjustments
Policyholder liabilities	(640)	(369)	119
Value of business acquired	(99)	(405)	(65)
Deferred income taxes	(1,331)	(1,013)	(1,926)

	(2,070)	(1,787)	(1,872)

Total other comprehensive income, net of taxes	2,418	1,798	3,499

Comprehensive Income	$9,611	$8,033	$15,604

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

	For the Years Ended December 31,
(dollars in thousands)	2012	2011	2010

Common Stock	$2,200	$2,200	$2,200

Additional Paid-in Capital	$128,638	$128,638	$128,638

Accumulated Other Comprehensive Income
Balance at beginning of year	$7,347	$5,549	$2,050
Total other comprehensive income, net of taxes	2,418	1,798	3,499

Balance at end of year	$9,765	$7,347	$5,549

Retained Deficit
Balance at beginning of year	$(21,990)	$(3,225)	$(15,330)
Net income	7,193	6,235	12,105
Cash dividend paid to AEGON USA, LLC	-	(25,000)	-

Balance at end of year	$(14,797)	$(21,990)	$(3,225)

Total Stockholder’s Equity	$125,806	$116,195	$133,162

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(dollars in thousands)	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,193	$6,235	$12,105
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	196	(102)	(4)
Change in deferred sales inducements	72	(37)	(3)
Change in value of business acquired	2,259	1,648	1,246
Change in benefit reserves	(2,073)	1,593	(1,729)
Change in income tax accruals	833	764	(1,708)
Change in claims and claims settlement expenses	(3,407)	1,825	1,441
Change in other operating assets and liabilities, net	1,775	(102)	593
Amortization of investments	134	248	55
Interest credited to policyholder liabilities	4,723	5,823	6,040
Net change in fixed maturity trading securities	(6)	9	(160)
Net realized investment (gains) losses	983	(572)	(866)

Net cash and cash equivalents provided by operating activities	12,682	17,332	17,010

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	5,702	49,697	34,285
Maturities of available-for-sale securities	13,684	4,242	9,025
Purchases of available-for-sale securities	(12,709)	(54,710)	(69,238)
Sales of fixed maturity trading securities	144	1,148	-
Net settlements on futures contracts	(917)	(521)	(806)
Policy loans on insurance contracts, net	300	5,406	4,206
Other	-	-	183

Net cash and cash equivalents provided by (used in) investing activities	6,204	5,262	(22,345)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	380	706	596
Policyholder withdrawals	(7,233)	(16,797)	(16,067)
Cash dividend paid to AEGON USA, LLC	-	(25,000)	-

Net cash and cash equivalents used in financing activities	(6,853)	(41,091)	(15,471)

Net increase (decrease) in cash and cash equivalents (1)	12,033	(18,497)	(20,806)
Cash and cash equivalents, beginning of year	10,120	28,617	49,423

Cash and cash equivalents, end of year	$22,153	$10,120	$28,617

(1) Included in net increase (decrease) in cash and cash equivalents is interest received (2012 - $0; 2011 - $0; 2010 - $2); interest paid (2012 - $0; 2011 - $1; 2010 - $2); federal income taxes paid (2012 - $2,000; 2011 - $750; 2010 - $805); and federal income taxes received (2012 - $0; 2011 - $0; 2010 - $307)

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

Investments

Fixed maturity and equity securities

The Company’s investments consist principally of fixed maturity and equity securities that are classified as available-for-sale (“AFS”) which are reported at estimated fair value. In addition, the Company held fixed maturity securities which contain a conversion to equity feature, which is considered an embedded derivative. These fixed maturity securities have been classified as trading and are reported at estimated fair value. During 2012, the last of these securities converted so the Company no longer holds any of these securities as of December 31, 2012. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its investments. The Company’s valuation policy utilizes a pricing hierarchy which dictates that publicly available prices are initially sought from indices and third-party pricing services. In the event that pricing is not available from these sources, those securities are submitted to brokers to obtain quotes. If broker quotes are not available, then securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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

Each month, the Company performs an analysis of the information obtained from third-party services and brokers to ensure that the information is reasonable and produces a reasonable estimate of fair value. The Company considers both qualitative and quantitative factors as part of this analysis, including but not limited to, recent transactional activity for similar fixed maturities, review of pricing statistics and trends, and consideration of recent relevant market events. Other controls and procedures over pricing received from indices, third-party pricing services, or brokers include validation checks such as exception reports which highlight significant price changes, stale prices or un-priced securities. Additionally, the Company performs back testing on a sample basis. Back testing involves selecting a sample of securities trades and comparing the prices in those transactions to prices used for financial reporting. Significant variances between the price used for financial reporting and the transaction price are investigated to explain the cause of the difference.

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

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. The Company has entered into exchange traded derivatives, such as futures, to hedge the costs of the volatility of the Standard & Poor’s (“S&P”) market. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, is calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily.

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

At December 31, 2012 and 2011, variable annuities accounted for the Company’s entire DAC asset. See Note 4 to the Financial Statements for further discussion.

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

The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At December 31, 2012 and 2011, variable annuities accounted for the Company’s entire DSI asset. See Note 4 to the Financial Statements for further discussion.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. The Company performed tests of goodwill at December 31, 2012, 2011, and 2010 and determined there was no impairment of goodwill.

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

	2012	2011
Interest-sensitive life products	4.00%	4.00%
Interest-sensitive deferred annuities	3.00% - 4.85%	3.00% - 6.05%

These rates may be changed at the option of the Company after initial guaranteed rates expire, unless contracts are subject to minimum interest rate guarantees.

Future Policy Benefits

The Company’s liability for future policy benefits consists of liabilities for immediate annuities and liabilities for certain guaranteed benefits contained in the variable insurance products the Company manufactures. Liabilities for immediate annuities are equal to the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment generally depends on policyholder mortality. Interest rates used in establishing such liabilities were in the range of 2.55% to 5.75% during 2012 and 2011, respectively. See Note 5 to the Financial Statements for further discussion.

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

The Company filed a separate federal income tax return for the years 2008 through 2012. Beginning in 2013 and assuming no changes in ownership, the Company will join the affiliated consolidated tax group. A tax return has been filed for 2012, 2011 and 2010, but no examination by the Internal Revenue Service has commenced.

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

Future Adoption of Accounting Guidance

ASC 210, Balance Sheet

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which enhances disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement. Entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, to clarify that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The guidance is effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by this guidance should be applied retrospectively for all comparative periods presented. The Company will adopt the guidance on January 1, 2013, which affects disclosures and therefore will not impact the Company’s results of operations and financial position.

ASC 220, Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), which requires an entity to provide information about significant items reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The guidance is effective prospectively for annual reporting periods, and interim periods within those years, beginning after December 15, 2012. The guidance will be effective for the Company on January 1, 2013, which affects disclosures and therefore will not impact the Company’s results of operations and financial position.

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$107,938	$-	$107,938
Asset-backed securities	-	4,196	-	4,196
Commercial mortgage-backed securities	-	21,942	-	21,942
Residential mortgage-backed securities	-	5,511	-	5,511
Government and government agencies	-
United States	3,359	-	-	3,359
Foreign	2,726	1,255	-	3,981

Total fixed maturity AFS securities (a)	6,085	140,842	-	146,927
Equity securities - banking securities (a)	-	1,521	-	1,521
Cash equivalents (b)	-	23,591	-	23,591
Separate Accounts assets (c)	526,437	-	-	526,437

Total assets	$532,522	$165,954	$-	$698,476

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(7,778)	$(7,778)

Total liabilities	$-	$-	$(7,778)	$(7,778)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$108,402	$-	$108,402
Asset-backed securities	-	3,467	-	3,467
Commercial mortgage-backed securities	-	25,501	-	25,501
Residential mortgage-backed securities	-	4,120	1,098	5,218
Government and government agencies
United States	3,370	-	-	3,370
Foreign	2,711	1,038	-	3,749

Total fixed maturity AFS securities (a)	6,081	142,528	1,098	149,707
Fixed maturity trading securities - corporate securities (a)	-	138	-	138
Equity securities - banking securities (a)	-	1,131	-	1,131
Cash equivalents (b)	-	10,603	-	10,603
Separate Accounts assets (c)	541,690	-	-	541,690

Total assets	$547,771	$154,400	$1,098	$703,269

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(6,356)	$(6,356)

Total liabilities	$-	$-	$(6,356)	$(6,356)

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

During 2012 and 2011, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at December 31, 2012 and 2011:

	December 31
Fixed maturity AFS securities	2012	2011

Balance at beginning of period (a)	$1,098	$-

Change in unrealized gains (b)	-	28
Purchases	-	2,162
Sales	-	(1,092)
Transfers out of Level 3	(1,098)	-

Balance at end of period (a)	$-	$1,098

(a)	Recorded as a component of fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss).

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. The decrease in the Level 3 fixed maturity AFS securities at December 31, 2012 was due to the increase in market activity and availability of market observable data (Level 2). The increase in Level 3 securities at December 31, 2011 is primarily due to a security whose fair value was based on a non binding quote.

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

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 80 basis points (“bps”) and 135 bps at December 31, 2012 and 2011, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P 500 index (expressed as a spot rate) was 24.4% at December 31, 2012 and 25.7% at December 31, 2011. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance

Balance at beginning of period (b)	$2,776	$(9,132)	$529	$(5,502)
Changes in interest rates (a)	(3)	(733)	1,397	(2,628)
Changes in equity markets (a)	(782)	883	808	(936)
Other (a)	(841)	54	42	(66)

Balance at end of period (b)	$1,150	$(8,928)	$2,776	$(9,132)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During 2012, the change in the GMWB and GMIB reinsurance reserves was primarily driven by updated policyholder behavior assumptions, decrease in risk neutral rates, change in volatility and favorable equity market performance. During 2011, the change in GMWB and GMIB reinsurance reserves was primarily driven by the reduction in risk neutral rates and lower equity market performance.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 liabilities at December 31, 2012:

Description	December 31, 2012 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Liabilities
Future policy benefits (embedded derivatives) - GMWB	$1,150	Discounted cash flow	Own credit risk	80 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(8,928)	Discounted cash flow	Own credit risk	80 bps
			Long-term volatility	25%

Total liabilities	$(7,778)

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at December 31, 2012 and December 31, 2011

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Policy loans (a)	$-	$53,132	$-	$53,132

Total assets	$-	$53,132	$-	$53,132

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Policy loans (a)	$-	$53,433	$-	$53,433

Total assets	$-	$53,433	$-	$53,433

(a)	Policy loans are stated at unpaid principal balance. Fair value is estimated as equal to the book value of the loan.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at December 31, 2012 and 2011 were:

	December 31, 2012
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$96,052	$11,924	$(37)	$107,939
Asset-backed securities	4,166	33	(3)	4,196
Commercial mortgage-backed securities	19,175	2,767	-	21,942
Residential mortgage-backed securities	5,143	379	(11)	5,511
Government and government agencies
United States	2,957	401	-	3,358
Foreign	3,172	809	-	3,981

Total fixed maturity AFS securities	$130,665	$16,313	$(51)	$146,927

Equity securities - banking securities	$1,372	$153	$(4)	$1,521

Total equity securities	$1,372	$153	$(4)	$1,521

	December 31, 2011
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$99,892	$9,247	$(737)	$108,402
Asset-backed securities	3,423	50	(6)	3,467
Commercial mortgage-backed securities	22,967	2,534	-	25,501
Residential mortgage-backed securities	5,252	125	(159)	5,218
Government and government agencies
United States	2,972	398	-	3,370
Foreign	3,184	666	(101)	3,749

Total fixed maturity AFS securities	$137,690	$13,020	$(1,003)	$149,707

Equity securities - banking securities	$1,228	$-	$(97)	$1,131

Total equity securities	$1,228	$-	$(97)	$1,131

(1) Subsequent unrealized gains (losses) on other-than-temporary (“OTTI”) securities are included in OCI-OTTI.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at December 31, 2012 and 2011 were:

	December 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$124,715	$140,554	$133,857	$145,732
Below investment grade	5,950	6,373	3,833	3,975

Total fixed maturity AFS securities	$130,665	$146,927	$137,690	$149,707

At December 31, 2012 and 2011, the estimated fair value of fixed maturity securities rated BBB- were $2,375 and $4,098, respectively, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2012 and 2011 by contractual maturities were:

	December 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$4,801	$4,894	$6,188	$6,261
Due after one year through five years	36,530	39,966	33,286	35,906
Due after five years through ten years	51,164	58,570	56,878	62,056
Due after ten years	9,686	11,849	9,696	11,298

	102,181	115,279	106,048	115,521
Mortgage-backed securities and other asset-backed securities	28,484	31,648	31,642	34,186

Total fixed maturity AFS securities	$130,665	$146,927	$137,690	$149,707

In the preceding table, fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During 2012, 2011 and 2010, there was $6, $29 and $88, respectively, of investment income on fixed maturity trading securities recorded in net investment income in the Statements of Income. During 2012, 2011, and 2010 there was $59, ($35), and ($24), respectively, of income (loss) recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company recognized gains (losses) of ($53) and $25 during 2012 and 2011 on the conversion of fixed maturity trading securities to preferred stock. There were no conversions of fixed maturity trading securities to preferred stock in 2010.

The Company had investment securities with an estimated fair value of $993 and $1,008 that were deposited with insurance regulatory authorities at December 31, 2012 and 2011, respectively.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011 were as follows:

	December 31, 2012
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$573	$574	$(1)
Asset-backed securities	1,855	1,857	(2)

Total fixed maturity and equity securities	2,428	2,431	(3)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	240	248	(8)
Residential mortgage-backed securities	22	24	(2)

Total fixed maturity and equity securities	262	272	(10)

Greater than one year
Fixed maturity AFS securities
Corporate securities	760	788	(28)
Asset-backed securities	752	753	(1)
Residential mortgage-backed securities	441	450	(9)
Equity securities-banking securities	76	80	(4)

Total fixed maturity and equity securities	2,029	2,071	(42)

Total fixed maturity and equity securities	$4,719	$4,774	$(55)

	December 31, 2011
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities - corporate securities	$3,635	$3,978	$(343)
Equity securities - banking securities	1,068	1,148	(80)

Total fixed maturity and equity securities	4,703	5,126	(423)

Greater than one year
Fixed maturity AFS securities
Corporate securities	3,890	4,284	(394)
Asset-backed securities	1,649	1,655	(6)
Residential mortgage-backed securities	667	826	(159)
Government and government agencies - foreign	360	461	(101)
Equity securities - banking securities	63	80	(17)

Total fixed maturity and equity securities	6,629	7,306	(677)

Total fixed maturity and equity securities	$11,332	$12,432	$(1,100)

(1) Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 13 and 18 at December 31, 2012 and 2011, respectively.

At December 31, 2012 there were no securities where the fair value had declined below amortized cost by greater than 20%. At December 31, 2011, the estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% were as follows:

	December 31, 2011
	Estimated Fair Value	Gross Unrealized Losses/OTTI (1)	Number of Securities
Decline > 20%
Greater than one year	$423	$(119)	2

Total	$423	$(119)	2

Unrealized gains (losses) incurred during the year ended December 31, 2012 and 2011 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gain (loss) and OTTI included in accumulated other comprehensive income, net of taxes, at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Assets
Fixed maturity securities	$16,262	$ 12,018
Equity securities	149	(97)
Value of business acquired	(632)	(532)

	15,779	11,389

Liabilities
Policyholder account balances	(640)	-
Federal income taxes - deferred	(5,374)	(4,042)

	(6,014)	(4,042)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$9,765	$ 7,347

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

Policy Loans

Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at December 31, 2012 and 2011 was $53,132 and $53,433, respectively. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

Derivatives

The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. At December 31, 2012, the Company had 10 outstanding short futures contracts with a notional value of $3,550. At December 31, 2011, the Company had 20 outstanding short futures contracts with a notional value of $6,263.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $349 and $698 as of December 31, 2012 and 2011, respectively.

Net Investment Income

Net investment income by source for the years ended December 31 was as follows:

	2012	2011	2010
Fixed maturity AFS securities	$6,742	$7,314	$7,530
Fixed maturity trading securities	12	19	64
Equity securities	81	58	4
Policy loans	2,575	2,792	3,001
Cash and cash equivalents	39	51	46
Other	7	5	5

Gross investment income	9,456	10,239	10,650
Less: investment expenses	(199)	(206)	(200)

Net investment income	$9,257	$10,033	$10,450

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the years ended December 31 were as follows:

	2012	2011	2010
Proceeds	$5,702	$49,697	$34,285
Gross realized investment gains	213	1,151	1,840
Gross realized investment losses	(275)	(14)	(87)

Proceeds on AFS securities sold at a realized loss	3,205	21,630	2,599

Net realized investment gains (losses) for the years ended December 31 were as follows:

	2012	2011	2010
Fixed maturity AFS securities	$(68)	$1,116	$1,704
Derivatives	(917)	(521)	(806)
Associated amortization of VOBA	2	(23)	(32)

Net realized investment gains (losses)	$(983)	$572	$866

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts for the years ended December 31:

	December 31,
	2012	2011
Balance at beginning of period	$36	$25
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	6	22
Accretion of credit loss impairments previously recognized	(11)	(11)

Balance at end of period	$31	$36

The components of OTTI reflected in the Statements of Income for the years ended December 31 were as follows:

	2012	2011	2010
Gross OTTI losses on securities	$6	$84	$212
Net OTTI loss recognized in OCI	-	62	164

Net OTTI losses recognized in income	$6	$22	$48

During 2012, 2011, and 2010 impairment losses recognized in income were the result of the Company impairing a previously OCI impaired holding of a 2005 vintage residential mortgage-backed security (“RMBS”) for $6, $22, and $48 due to an adverse change in cash flows.

Note 4. VOBA, DAC, and DSI

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term and short-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at December 31, 2012, 2011 and 2010.

The change in the carrying amount of VOBA for the years ended December 31 was as follows:

	2012	2011
Balance at beginning of period	$27,563	$29,639
Amortization expense	(2,440)	(916)
Unlocking	181	(732)
Adjustment related to realized gains on investments and OTTI	2	(23)
Adjustment related to unrealized gains and OTTI on investments	(99)	(405)

Balance at end of period	$25,207	$27,563

2012 was impacted by higher gross profits, principally driven by favorable equity market performance resulting in amortization and favorable unlocking as compared to 2011.

The estimated future amortization of VOBA from 2013 to 2017 is as follows:

2013	$2,644
2014	2,207
2015	2,086
2016	1,971
2017	1,848

DAC and DSI

The change in the carrying amount of DAC and DSI for the years ended December 31 was as follows:

	DAC	DSI
Balance, January 1, 2011	$364	$133
Capitalization	5	1
Accretion expense	146	53
Unlocking	(49)	(17)

Balance, December 31, 2011	466	170
Amortization expense	(338)	(123)
Unlocking	142	51

Balance, December 31, 2012	$270	$98

2012 was impacted by higher gross profits, principally driven by favorable equity market performance resulting in amortization and favorable unlocking as compared to 2011.

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

The Company had the following variable annuity contracts containing guaranteed benefits at December 31:

	GMDB	GMIB	GMWB
2012
Net amount at risk (a)	$27,425	$588	$4,037
Average attained age of contract owners	71	66	77
Weighted average period remaining until expected annuitization	n/a	2.2 yrs	n/a

2011
Net amount at risk (a)	$55,901	$858	$5,413
Average attained age of contract owners	71	65	76
Weighted average period remaining until expected annuitization	n/a	3.2 yrs	n/a

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

The changes in the variable annuity GMDB and GMIB liabilities for the years ended December 31 were as follows:

	GMDB	GMIB
Balance, January 1, 2011	$10	$2,013
Guaranteed benefits incurred	1,789	837
Guaranteed benefits paid	(1,372)	-
Unlocking	449	1,929

Balance, December 31, 2011	876	4,779
Guaranteed benefits incurred	1,667	906
Guaranteed benefits paid	(265)	-
Unlocking	(826)	(2,015)

Balance, December 31, 2012	$1,452	$3,670

The change in reserve was primarily driven by favorable equity market performance and policyholder behavior assumption changes as compared to 2011.

At December 31, contract owners’ account balances by mutual fund class by guaranteed benefit provisions were comprised as follows:

	Equity	Bond	Balanced	Money Market	Total
2012
GMDB only	$119,918	$51,462	$35,361	$8,985	$215,726
GMDB and GMIB	66,079	21,424	24,493	2,619	114,615
GMDB and GMWB	8,118	2,384	4,182	28	14,712
GMWB only	8,000	2,232	3,787	70	14,089
GMIB only	4,914	649	1,301	53	6,917
No guaranteed benefit	907	881	1,784	130	3,702

Total	$207,936	$79,032	$70,908	$11,885	$369,761

2011
GMDB only	$127,771	$52,645	$35,709	$11,742	$227,867
GMDB and GMIB	67,886	19,012	25,104	3,449	115,451
GMDB and GMWB	8,292	1,709	4,203	26	14,230
GMWB only	8,353	1,389	3,686	110	13,538
GMIB only	4,632	436	1,146	44	6,258
No guaranteed benefit	1,622	845	1,745	152	4,364

Total	$218,556	$76,036	$71,593	$15,523	$381,708

Variable Life Contracts Containing Guaranteed Benefits

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.

At December 31, contract owners’ account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

	2012	2011
Balanced	$75,102	$75,178
Equity	45,163	42,495
Bond	21,694	22,282
Money Market	14,717	20,027

Total	$156,676	$159,982

Note 6. Federal Income Taxes

The following is a reconciliation of the provision for income taxes based on income (loss) before federal income taxes, computed using the federal statutory rate versus the reported provision for income taxes for the years ended December 31.

	2012	2011	2010
Provisions for income taxes computed at Federal statutory rate (35%)	$3,507	$2,712	$3,814
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(630)	(840)	(700)
Tax credits	(62)	(68)	(37)
Tax goodwill amortization	(82)	-	(68)
Valuation allowance on deferred tax assets	-	-	(3,705)
Provision to return adjustment	88	(138)	(586)
Unrecognized tax benefits	11	(174)	60
Other	-	22	15

Federal income tax provision	$ 2,832	$ 1,514	$ (1,207)

Effective tax rate	28%	20%	-11%

The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes.

Deferred tax assets and liabilities at December 31 were as follows:

	December 31,
	2012	2011
Deferred tax assets
DAC	$5,465	$6,510
Tax credits	936	640
Net operating and capital loss carryforward	3,212	6,341
Intangible assets	2,585	2,863
Liability for guaranty fund assessments	70	70
Other	1,424	1,704

Total deferred tax assets	13,692	18,128
Deferred tax liabilities
VOBA	8,307	9,083
Investment adjustments	8,841	8,185
Policyholder account balances	4,520	4,855

Total deferred tax liabilities	21,668	22,123

Total net deferred tax liability	$(7,976)	$(3,995)

At December 31, 2012 and 2011, the Company did not have a tax valuation allowance for deferred tax assets. A tax valuation allowance was not deemed necessary as management determined that it is more likely than not that the deferred tax assets will be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $240 (gross $686) and $229 (gross $654) that should not be recognized at December 31, 2012 and 2011, respectively, which primarily relates to uncertainty regarding the sustainability of certain deductions taken on the 2011, 2010, 2009, and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	December 31,
	2012	2011
Balance at beginning of period	$ 229	$ 403
Additions for tax positions of prior years	11	-
Reductions for tax positions of prior years	-	(174)

Balance at end of period	$ 240	$ 229

At December 31, 2012 and 2011, the Company had an operating loss carryforward for federal income tax purposes of $8,490 (net of the ASC 740 reduction of $686) and $17,461 (net of the ASC 740 reduction of $654), respectively, with a carryforward period of fifteen years that expire at various dates up to 2026. The Company has a foreign tax credit carryforward at December 31, 2012 and 2011 of $565 and $443, respectively, with a carryforward period of ten years that will expire at various dates up to 2022. Also, the Company has an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $371 and $198 at December 31, 2012 and 2011, respectively, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company has not incurred or recognized any penalties in its financial statements at December 31, 2012 and 2011, respectively. The Company did not recognize any interest expense for the years ended December 31, 2012 and 2011.

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

The Company’s statutory net income (loss) for the years ended December 31, 2012, 2011 and 2010 was $18,842, ($13,012) and $14,090, respectively.

Statutory capital and surplus at December 31, 2012 and 2011 was $77,462 and $58,111, respectively. At December 31, 2012 there was $7,746 of stockholder’s equity available for dividend distribution that would not require approval by the New York Insurance Department. At December 31, 2011 there was no amount of stockholder’s equity available for dividend distribution that would not require approval by the New York Insurance Department. During 2012, the Company did not pay any dividends to AUSA or receive any capital contribution from AUSA. During 2011, the Company paid a $25,000 dividend to AUSA and did not receive any capital contribution.

The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should hold based upon that company’s risk profile. At December 31, 2012 and 2011, based on the RBC formula, the Company’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.

A financial exam of the Company has been performed by the state, for the period January 1, 2005 through December 31, 2009, and was completed on April 21, 2011. The Report on Examination – Financial Condition, as of December 31, 2009, was adopted by the New York Insurance Department and made an official record on June 24, 2011. There were no changes to the Company’s financial statements as a result of the exam.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2012 and 2011, reinsurance payables were $27 and $31, respectively. The Company did not have a reinsurance reserve at December 31, 2012. At December 31, 2011, the Company had a reinsurance reserve of $43.

At December 31, 2012, the Company had the following life insurance inforce:

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance inforce	$357,409	$3,398	$1,268	$355,278	0.36%

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At December 31, 2012, 53% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2011, 56% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 9. Related Party Transactions

At December 31, 2012, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During 2012, 2011 and 2010, the Company incurred $689, $562 and $757, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During 2012, 2011 and 2010, the Company incurred $143, $205 and $196, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During 2012, 2011 and 2010, the Company incurred $2,165, $2,506 and $2,583, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During 2012, 2011 and 2010, the Company incurred $16, $17 and $3, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During 2012, 2011 and 2010, the Company received $73, $79 and $2 in revenue under these agreements, respectively. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a reinsurance agreement with Transamerica Life Insurance Company. During 2012 and 2011, the Company did not incur any reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims. During 2010, the Company received a refund of $39 in reinsurance premiums.

The Company has a service agreement with Western Reserve Life Assurance Co. of Ohio (“WRL”) whereby WRL will perform specified administrative functions in connection with the operation of the Company except to the extent that the services are performed for the Company by another party. During 2012, 2011 and 2010, the Company incurred $681, $698 and $726, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 10. Commitments and Contingencies

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate what future assessments it will incur as a result of insolvencies. At December 31, 2012 and 2011, the Company’s estimated liability for future guaranty fund assessments was $285. In addition, the Company has a receivable for future premium tax deductions of $89 and $88 at December 31, 2012 and 2011, respectively. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability appropriately.

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

The following tables summarize each business segment’s contribution to select Statements of Income information for the years ended December 31:

	Annuity	Life Insurance	Total
2012
Net revenues (a)	$10,968	$5,461	$16,429
Amortization of VOBA	1,666	593	2,259
Policy benefits (net of reinsurance recoveries)	(1,881)	1,616	(265)
Income tax expense (benefit)	2,131	701	2,832
Net income	5,508	1,685	7,193

2011
Net revenues (a)	$13,064	$5,693	$18,757
Amortization (accretion) of VOBA	(453)	2,101	1,648
Policy benefits (net of reinsurance recoveries)	2,829	1,741	4,570
Income tax expense (benefit)	1,634	(120)	1,514
Net income	5,207	1,028	6,235

2010
Net revenues (a)	$14,141	$5,721	$19,862
Amortization of VOBA	644	602	1,246
Policy benefits (net of reinsurance recoveries)	(499)	2,316	1,817
Income tax expense (benefit)	(1,119)	(88)	(1,207)
Net income	10,559	1,546	12,105

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

The following tables represent select Balance Sheet information at December 31:

	Total Assets	Total Policyholder Liabilities
2012
Annuity	$545,705	$62,538
Life Insurance	239,063	59,905

Total	$784,768	$122,443

2011
Annuity	$540,719	$67,929
Life Insurance	251,661	61,484

Total	$792,380	$129,413

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transamerica Advisors Life Insurance Company of New York
(Registrant)

Date: March 28, 2013	By:	*
Eric J. Martin
Chief Financial Officer, Vice President, and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

* Thomas A. Swank	Director, Chairman of the Board and President	March 28, 2013

*	Director	March 28, 2013
William Brown, Jr.

*	Director	March 28, 2013
Steven E. Frushtick

*	Director, Vice President	March 28, 2013
John T. Mallett

*	Director	March 28, 2013
Peter P. Post

* Eric J. Martin	Chief Financial Officer, Vice President, and Controller	March 28, 2013

*	Director	March 28, 2013
Marc Cahn

*	Treasurer	March 28, 2013
Karen R. Wright

/s/ Darin D. Smith	Director, Vice President, and Secretary	March 28, 2013
Darin D. Smith

*	By: Darin D. Smith - Attorney-in-Fact pursuant to Powers of Attorney.

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

3.2	Certificate of Amendment of the Charter of ML Life Insurance Company of New York	Incorporated by Reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed August 12, 2010.

3.3	By-Laws of Transamerica Advisors Life Insurance Company of New York	Incorporated by Reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed August 12, 2010.

4.1	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.2	Modified Guaranteed Annuity Contract Application	Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.3	Qualified Retirement Plan Endorsement	Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.4	IRA Endorsement	Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.5	Company Name Change Endorsement	Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.

4.6	IRA Endorsement, MLNY009	Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.

4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94	Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.

4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94	Incorporated by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.

10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc.	Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation	Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(c) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.

10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.

10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.

10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.

10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(k) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.

10.12	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.

10.13	Non-Affiliated Broker-Dealer Wholesaling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital, Inc.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.

10.14	Selling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.

10.15	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed August 17, 2007.

10.16	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.

10.17	Principal Underwriting Agreement between Transamerica Capital, Inc. and ML Life Insurance Company of New York.	Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 26, 2009.

10.18	Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company of New York.	Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2011.

10.19	Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2011.

24.1	Powers of Attorney for Eric J. Martin, William Brown, Jr., Steven E. Frushtick, and John T. Mallett.	Incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, Nos. 34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2010.

24.2	Powers of Attorney for Peter P. Post, Thomas A. Swank, and Marc Cahn.	Incorporated by reference to Exhibit 24.2 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2011.

24.3	Power of Attorney for Karen R. Wright.	Exhibit 24.3

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).	Exhibit 31.1

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).	Exhibit 31.2

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2

101.INS	XBRL Instance Document.	Exhibit 101.INS

101.SCH	XBRL Taxonomy Extension Schema.	Exhibit 101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Exhibit 101.CAL

101.DEF	XBRL Taxonomy Definition Linkbase.	Exhibit 101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Exhibit 101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Exhibit 101.PRE

EXHIBIT INDEX

24.3	Power of Attorney for Karen R. Wright.

31.1	Certification by the President pursuant to Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.