Form 10-Q
period 2013-03-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co OF NEW YORK
filed 2013-05-13
CIK 862923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2013 - $141,728; 2012 - $130,665)	$156,711	$146,927
Equity available-for-sale securities, at estimated fair value	1,548	1,521
(cost: 2013 - $1,372; 2012 - $1,372)
Policy loans	52,293	53,132

Total investments	210,552	201,580

Cash and cash equivalents	11,987	22,153
Accrued investment income	2,807	2,931
Deferred policy acquisition costs	363	270
Deferred sales inducements	132	98
Value of business acquired	24,788	25,207
Goodwill	500	500
Current income taxes - net	-	2,830
Affiliated receivables - net	2,647	-
Other assets	3,405	2,762
Separate Accounts assets	536,896	526,437

Total Assets	$794,077	$784,768

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals	$100,616	$104,137
Policyholder account balances
Future policy benefits	17,003	16,529
Claims and claims settlement expenses	2,295	1,777

Total policyholder liabilities and accruals	119,914	122,443

Current income taxes - net	390	-
Deferred income taxes - net	7,968	7,976
Affiliated payables - net	-	407
Reinsurance payables - net	27	27
Payables for securities purchased - net	5	90
Other liabilities	2,125	1,582
Separate Accounts liabilities	536,896	526,437

Total Liabilities	667,325	658,962

Stockholder’s Equity
Common stock ($10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	128,638	128,638
Accumulated other comprehensive income, net of taxes	8,931	9,765
Retained deficit	(13,017)	(14,797)

Total Stockholder’s Equity	126,752	125,806

Total Liabilities and Stockholder’s Equity	$794,077	$784,768

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
	(unaudited)

Revenues
Policy charge revenue	$3,098	$3,486
Net investment income	2,314	2,428
Net realized investment losses
Other-than-temporary impairment losses on securities	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	-
Portion of other-than-temporary impairments previously recognized in other comprehensive income	-	-

Net other-than-temporary impairment losses on securities recognized in income	-	-
Net realized investment losses, excluding other-than-temporary impairment losses on securities	(15)	(66)

Net realized investment losses	(15)	(66)

Net derivative losses	(369)	(782)

Total Revenues	5,028	5,066

Benefits and Expenses
Interest credited to policyholder liabilities	1,013	1,219
Policy benefits (net of reinsurance recoveries: 2013 - $0; 2012 - $78)	133	(1,660)
Reinsurance premium ceded	86	81
Amortization (accretion) of deferred policy acquisition costs	(93)	75
Amortization of value of business acquired	554	520
Insurance expenses and taxes	911	951

Total Benefits and Expenses	2,604	1,186

Income Before Taxes	2,424	3,880

Income Tax Expense
Current	193	181
Deferred	451	904

Income Tax Expense	644	1,085

Net Income	$1,780	$2,795

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
	(unaudited)

Net Income	$1,780	$2,795

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	(1,098)	1,328
Reclassification adjustment for (gains) losses included in net income	(114)	21

	(1,212)	1,349

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	-	-
Change in previously recognized unrealized other-than-temporary impairments	(39)	(60)

	(39)	(60)
Adjustments
Policyholder liabilities	(177)	(72)
Value of business acquired	135	87
Deferred income taxes	459	(463)

	417	(448)

Total other comprehensive income (loss), net of taxes	(834)	841

Comprehensive Income	$946	$3,636

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	March 31, 2013	December 31, 2012
	(unaudited)	(audited)

Common Stock	$2,200	$2,200

Additional Paid-in Capital	$128,638	$128,638

Accumulated Other Comprehensive Income
Balance at beginning of period	$9,765	$7,347
Total other comprehensive income (loss), net of taxes	(834)	2,418

Balance at end of period	$8,931	$9,765

Retained Deficit
Balance at beginning of period	$(14,797)	$(21,990)
Net income	1,780	7,193

Balance at end of period	$(13,017)	$(14,797)

Total Stockholder’s Equity	$126,752	$125,806

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,780	$2,795
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	(93)	75
Change in deferred sales inducements	(34)	27
Change in value of business acquired	554	520
Change in benefit reserves	(289)	(1,625)
Change in income tax accruals	3,670	1,086
Change in claims and claims settlement expenses	518	(2,328)
Change in other operating assets and liabilities, net	(3,114)	1,171
Amortization of investments	71	48
Interest credited to policyholder liabilities	1,013	1,219
Net change in fixed maturity trading securities	-	(16)
Net realized investment losses	15	66
Net derivative losses	369	782

Net cash and cash equivalents provided by operating activities	4,460	3,820

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	1,025	2,731
Maturities of available-for-sale securities	1,341	6,672
Purchases of available-for-sale securities	(13,514)	(2,979)
Net settlements on futures contracts	(369)	(782)
Policy loans on insurance contracts, net	839	177

Net cash and cash equivalents provided by (used in) investing activities	(10,678)	5,819

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	269	56
Policyholder withdrawals	(4,217)	(922)

Net cash and cash equivalents used in financing activities	(3,948)	(866)

Net increase (decrease) in cash and cash equivalents (1)	(10,166)	8,773
Cash and cash equivalents, beginning of year	22,153	10,120

Cash and cash equivalents, end of period	$11,987	$18,893

(1) Included in net increase (decrease) in cash and cash equivalents is interest paid (2013 - $0; 2012 - $0); interest received (2013 - $0; 2012 - $0); Federal income taxes paid (2013 - $0; 2012 - $2,000).

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

For a complete discussion of the Company’s 2012 Financial Statements and accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The interim Financial Statements for the three month periods are unaudited; however in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Financial Statements have been included. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements included in the 2012 Annual Report on Form 10-K. The nature of the Company’s business is such that results of any interim period are not necessarily indicative of results for a full year.

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

Certain reclassifications and format changes have been made to prior period financial statements, where appropriate, to conform to the current period presentation. In particular, in the Statements of Income, derivatives activity has been reclassified from net realized investment gains (losses) to a new line item called net derivative losses. This was done to present derivatives activity separate from other investment gains (losses). These reclassifications have no effect on net income or stockholders equity of the prior period.

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

Recent Accounting Guidance

Current Adoption of Recent Accounting Guidance

Accounting Standards Codification (“ASC”) 210, Balance Sheet

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities, which enhances disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement. Entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The guidance is effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by this guidance should be applied retrospectively for all comparative periods presented. The Company adopted the guidance on January 1, 2013, which affects disclosures only. Currently, the Company does not have any financial instruments that are subject to offsetting and therefore this guidance did not impact its disclosures as of March 31, 2013 and December 31, 2012.

ASC 220, Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), which requires an entity to provide information about significant items reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The guidance is effective prospectively for annual reporting periods, and interim periods within those years, beginning after December 15, 2012. The Company adopted the guidance on January 1, 2013, which affects disclosures and therefore did not impact the Company’s results of operations or financial position.

Accounting Guidance Adopted in 2012

ASC 944, Financial Services—Insurance

In October 2010, FASB issued Accounting Standards Update ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts which modified the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. An insurance entity may only capitalize incremental direct costs of contract acquisition, the portion of employees’ compensation directly related to time spent performing specified acquisition activities for a contract that has actually been acquired, other costs related directly to specified activities that would not have been incurred had the acquisition contract transaction not occurred, and advertising costs that meet capitalization criteria in other GAAP guidance. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the guidance prospectively on January 1, 2012. The only acquisition costs being capitalized are renewal commissions; therefore there was no change to the current practice of deferring costs. As a result, the adoption did not impact the Company’s results of operations or financial position.

ASC 820, Fair Value Measurements and Disclosures

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Some of the amendments represent clarifications of existing requirements. Other amendments change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted the guidance on January 1, 2012. The adoption affected disclosures but did not impact the Company’s results of operations or financial position.

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

Level 2. Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets
b)	Quoted prices for identical or similar assets or liabilities in non-active markets
c)	Inputs other than quoted market prices that are observable
d)	Inputs that are derived principally from or corroborated by observable market data through correlation or other means.

Level 3. Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$112,613	$-	$112,613
Asset-backed securities	-	4,806	-	4,806
Commercial mortgage-backed securities	-	22,255	1,025	23,280
Residential mortgage-backed securities	-	5,445	-	5,445
Government and government agencies
United States	6,247	-	-	6,247
Foreign	2,708	1,612	-	4,320

Total fixed maturity AFS securities (a)	8,955	146,731	1,025	156,711
Equity securities - banking securities (a)	-	1,548	-	1,548
Cash equivalents (b)	-	12,171	-	12,171
Separate Accounts assets (c)	536,896	-	-	536,896

Total assets	$545,851	$160,450	$1,025	$707,326

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(7,200)	$(7,200)

Total liabilities	$-	$-	$(7,200)	$(7,200)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$107,938	$-	$107,938
Asset-backed securities	-	4,196	-	4,196
Commercial mortgage-backed securities	-	21,942	-	21,942
Residential mortgage-backed securities	-	5,511	-	5,511
Government and government agencies
United States	3,359	-	-	3,359
Foreign	2,726	1,255	-	3,981

Total fixed maturity AFS securities (a)	6,085	140,842	-	146,927
Equity securities - banking securities (a)	-	1,521	-	1,521
Cash equivalents (b)	-	23,591	-	23,591
Separate Accounts assets (c)	526,437	-	-	526,437

Total assets	$532,522	$165,954	$-	$698,476

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(7,778)	$(7,778)

Total liabilities	$-	$-	$(7,778)	$(7,778)

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

During 2013 and 2012, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at March 31, 2013 and December 31, 2012:

Fixed maturity AFS securities	March 31, 2013	December 31, 2012
Balance at beginning of period (a)	$-	$1,098

Purchases	1,025	-
Transfers out of Level 3	-	(1,098)

Balance at end of period (a)	$1,025	$-

(a)	Recorded as a component of fixed maturity AFS securities in the Balance Sheets.

The increase in Level 3 fixed maturity AFS securities at March 31, 2013 was due to the purchase of a CMBS security having unobservable inputs. The decrease in Level 3 fixed maturity AFS securities at December 31, 2012 was due to the increase of market observable data (Level 2).

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

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread, which is the most significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 65 basis points (“bps”) at March 31, 2013 and 80 bps at December 31, 2012.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the Standard & Poor’s 500 Composite Price Index (“S&P”) (expressed as a spot rate) was 24.0% at March 31, 2013 and 24.4% at December 31, 2012. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance
Balance at beginning of period (b)	$1,150	$(8,928)	$2,776	$(9,132)

Changes in interest rates (a)	(195)	203	(3)	(733)
Changes in equity markets (a)	(226)	795	(782)	883
Other (a)	1	-	(841)	54

Balance at end of period (b)	$730	$(7,930)	$1,150	$(8,928)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During the three months ended March 31, 2013, the change in GMWB and GMIB reinsurance reserves was primarily driven by greater than expected market performance, increased rates, and less volatility which all decreased reserves. During 2012, the change in the GMWB and GMIB reinsurance reserves was primarily driven by updated policyholder behavior assumptions, decrease in risk neutral rates, change in volatility and favorable equity market performance.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 liabilities at March 31, 2013 and December 31, 2012:

Description	March 31, 2013 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Commercial mortgage backed security	$1,025	Not Applicable (1)	Not Applicable (1)	Not Applicable (1)

Total Assets	$1,025

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$730	Discounted cash flow	Own credit risk	65 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(7,930)	Discounted cash flow	Own credit risk	65 bps
			Long-term volatility	25%

Total liabilities	$(7,200)

Description	December 31, 2012 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Liabilities
Future policy benefits (embedded derivatives) - GMWB	$1,150	Discounted cash flow	Own credit risk	80 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(8,928)	Discounted cash flow	Own credit risk	80 bps
			Long-term volatility	25%

Total liabilities	$(7,778)

(1)	The Company has a CMBS security from which fair value is determined based on recent trade activity.

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Policy loans (a)	$-	$52,293	$-	$52,293

Total assets	$-	$52,293	$-	$52,293

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Policy loans (a)	$-	$53,132	$-	$53,132

Total assets	$-	$53,132	$-	$53,132

(a)	Policy loans are stated at unpaid principal balance. Fair value is estimated as equal to the book value of the loan.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at March 31, 2013 and December 31, 2012 were:

	March 31, 2013
		Gross Unrealized		Estimated Fair Value
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities	$101,592	$11,067	$(46)	$112,613
Asset-backed securities	4,767	44	(5)	4,806
Commercial mortgage-backed securities	20,846	2,434	-	23,280
Residential mortgage-backed securities	5,077	369	(1)	5,445
Government and government agencies
United States	5,851	396	-	6,247
Foreign	3,595	728	(3)	4,320

Total fixed maturity AFS securities	$141,728	$15,038	$(55)	$156,711

Equity securities - banking securities	$1,372	$177	$(1)	$1,548

Total equity securities	$1,372	$177	$(1)	$1,548

	December 31, 2012
	Amortized Cost/Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities	$96,052	$11,924	$(37)	$107,939
Asset-backed securities	4,166	33	(3)	4,196
Commercial mortgage-backed securities	19,175	2,767	-	21,942
Residential mortgage-backed securities	5,143	379	(11)	5,511
Government and government agencies
United States	2,957	401	-	3,358
Foreign	3,172	809	-	3,981

Total fixed maturity AFS securities	$130,665	$16,313	$(51)	$146,927

Equity securities - banking securities	$1,372	$153	$(4)	$1,521

Total equity securities	$1,372	$153	$(4)	$1,521

(1)	Subsequent unrealized gains (losses) on other-than-temporary (“OTTI”) securities are included in OCI-OTTI.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at March 31, 2013 and December 31, 2012 were:

	March 31, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$131,890	$146,416	$124,715	$140,554
Below investment grade	9,838	10,295	5,950	6,373

Total fixed maturity AFS securities	$141,728	$156,711	$130,665	$146,927

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P BBB- or higher (or similar rating agency). At March 31, 2013 and December 31, 2012, the estimated fair value of fixed maturity securities rated BBB- were $3,528 and $2,375, respectively, which is the lowest investment grade rating given by S&P.

The amortized cost and estimated fair value of fixed maturity AFS securities at March 31, 2013 and December 31, 2012 by contractual maturities were:

	March 31, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$4,593	$4,656	$4,801	$4,894
Due after one year through five years	38,083	41,622	36,530	39,966
Due after five years through ten years	57,679	64,392	51,164	58,570
Due after ten years	10,683	12,510	9,686	11,849

	111,038	123,180	102,181	115,279
Mortgage-backed securities and other asset-backed securities	30,690	33,531	28,484	31,648

Total fixed maturity AFS securities	$141,728	$156,711	$130,665	$146,927

In the preceding table, fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company did not hold any trading securities during the three months ended March 31, 2013. For the three months ended March 31, 2012, there was $3 of investment income on fixed maturity trading securities and $16 of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$4,331	$4,373	$(42)
Asset-backed securities	996	999	(3)
Commercial mortgage-backed securities	501	501	-
Government and government agencies
Foreign	422	425	(3)

Total fixed maturity and equity securities	6,250	6,298	(48)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Residential mortgage-backed securities	13	14	(1)

Total fixed maturity and equity securities	13	14	(1)

Greater than one year
Fixed maturity AFS securities
Corporate securities	1,032	1,036	(4)
Asset-backed securities	665	667	(2)
Residential mortgage-backed securities	5	5	-
Equity securities-banking securities	79	80	(1)

Total fixed maturity and equity securities	1,781	1,788	(7)

Total fixed maturity and equity securities	$8,044	$8,100	$(56)

(1)	Subsequent unrealized gains (losses) on other-than-temporary (“OTTI”) securities are included in OCI-OTTI.

	December 31, 2012
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$573	$574	$(1)
Asset-backed securities	1,855	1,857	(2)

Total fixed maturity and equity securities	2,428	2,431	(3)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	240	248	(8)
Residential mortgage-backed securities	22	24	(2)

Total fixed maturity and equity securities	262	272	(10)

Greater than one year
Fixed maturity AFS securities
Corporate securities	760	788	(28)
Asset-backed securities	752	753	(1)
Residential mortgage-backed securities	441	450	(9)
Equity securities - banking securities	76	80	(4)

Total fixed maturity and equity securities	2,029	2,071	(42)

Total fixed maturity and equity securities	$4,719	$4,774	$(55)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 18 and 13 at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013 and December 31, 2012, there were no securities whose fair value had declined below amortized cost by greater than 20%.

Unrealized gains (losses) incurred during the first three months of 2013 and 2012 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gain (loss) and OTTI included in accumulated other comprehensive income, net of taxes, at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Assets
Fixed maturity securities	$14,983	$16,262
Equity securities	176	149
Value of business acquired	(496)	(632)

	14,663	15,779

Liabilities
Policyholder account balances	(817)	(640)
Federal income taxes - deferred	(4,915)	(5,374)

	(5,732)	(6,014)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$8,931	$9,765

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

Derivatives

The Company uses derivatives to manage the capital market risk associated with the guarantees on variable annuity contracts. The derivatives, which are S&P futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures contracts occur daily. At March 31, 2013, the Company had 90 outstanding short futures contracts with a notional value of $32,552. At December 31, 2012, the Company had 10 outstanding short futures contracts with a notional value of $3,550. Realized losses on settlement of these futures were $369 and $782 for the three months ended March 31, 2013 and 2012, respectively. These losses have been recorded in net derivative losses in the Statements of Income.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $347 and $349 as of March 31, 2013 and December 31, 2012, respectively.

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three months ended March 31 were as follows:

	Three Months Ended March 31,
	2013	2012
Proceeds	$1,025	$2,731
Gross realized investment gains	-	150
Gross realized investment losses	(15)	(216)

Proceeds on AFS securities sold at a realized loss	1,025	1,783

Net realized investment losses for the three months ended March 31 were as follows:

	Three Months Ended March 31,
	2013	2012
Fixed maturity securities	$(15)	$(66)

Net realized investment losses	$(15)	$(66)

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Balance at beginning of period	$31	$36
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	-	6
Accretion of credit loss impairments previously recognized	(7)	(11)

Balance at end of period	$24	$31

For the three months ended March 31, 2013 and 2012, the Company did not incur any impairment losses.

Note 4. Value of Business Acquired (“VOBA”), Deferred Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at both March 31, 2013 and 2012, respectively.

The change in the carrying amount of VOBA for the three months ended March 31 was as follows:

	Three Months Ended March 31,
	2013	2012
Amortization expense	$(558)	$(460)
Unlocking	4	(60)
Adjustment related to unrealized losses and OTTI on investments	135	87

Change in VOBA carrying amount	$(419)	$(433)

For the three months ended March 31, 2013, the increase in VOBA amortization is mainly driven by an increase in regular amortization due to increased positive gross profits from reserve release.

DAC and DSI

The change in the carrying amount of DAC and DSI for the three months ended March 31 was as follows:

	Three Months Ended March 31,
DAC	2013	2012
Accretion (amortization) expense	$95	$(125)
Unlocking	(2)	50

Change in DAC carrying amount	$93	$(75)

	Three Months Ended March 31,
DSI	2013	2012
Accretion (amortization) expense	$34	$(45)
Unlocking	-	18

Change in DSI carrying amount	$34	$(27)

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing a guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the variable annuity GMDB and GMIB liabilities for the three months ended March 31 were as follows:

	Three Months Ended March 31,
GMDB	2013	2012
Guaranteed benefits incurred	$399	$479
Guaranteed benefits paid	-	236
Unlocking	(672)	(1,223)

Change in GMDB	$(273)	$(508)

	Three Months Ended March 31,
GMIB	2013	2012
Guaranteed benefits incurred	$181	$289
Unlocking	(695)	(1,459)

Change in GMIB	$(514)	$(1,170)

During the three months ended March 31 2013, the change in reserves was driven by more favorable Separate Account returns than expected, when compared to the same period in 2012.

The variable annuity GMDB liability at March 31, 2013 and December 31, 2012 was $1,179 and $1,452, respectively. The variable annuity GMIB liability at March 31, 2013 and December 31, 2012 was $3,156 and $3,670, respectively.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value. For the three months ended March 31, 2013 and 2012, an insignificant amount of variable life guaranteed benefits were recorded as policy benefits in the Statements of Income as incurred or paid.

Note 6. Income Taxes

The effective tax rate was 27% and 28% for the three months ended March 31, 2013 and 2012, respectively. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”).

At March 31, 2013 and December 31, 2012, the Company did not have a tax valuation allowance for deferred tax assets. A tax valuation allowance was not deemed necessary as management determined that it is more likely than not that the deferred tax assets will be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $240 (gross $686) that should not be recognized at both March 31, 2013 and December 31, 2012, which primarily relates to uncertainty regarding the sustainability of certain deductions taken on the 2011, 2010, 2009, and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	March 31, 2013	December 31, 2012
Balance at beginning of period	$240	$229
Additions for tax positions of prior years	-	11

Balance at end of period	$240	$240

At March 31, 2013 and December 31, 2012 the Company had an operating loss carryforward for federal income tax purposes of $3,512 (net of the ASC 740 reduction of $686) and $8,490 (net of the ASC 740 reduction of $686), respectively, with a carryforward period of fifteen years that expire at various dates up to 2026. The Company has a foreign tax credit carryforward at March 31, 2013 and December 31, 2012 of $589 and $565, respectively, with a carryforward period of ten years that will expire at various dates up to 2023. Also, the Company has an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $448 and $371 at March 31, 2013 and December 31, 2012, respectively, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company has not incurred or recognized any penalties or interest expense in its financial statements at March 31, 2013 and December 31, 2012, respectively.

Effective January 1, 2013 for federal income tax purposes, the Company joined in a consolidated income tax return filing with its indirect parent company, Transamerica Corporation, and other affiliated companies. The method of allocation between the companies is subject to a written tax allocation agreement. Under the terms of the tax allocation agreement, allocations are based on separate income tax return calculations. The Company is entitled to recoup federal income taxes paid in the event the future losses and credits reduce the greater of the Company’s separately computed income tax liability or the consolidated group’s income tax liability in the year generated. The Company is also entitled to recoup federal income taxes paid in the event the losses and credits reduce the greater of the Company’s separately computed income tax liability or the consolidated group’s income tax liability in any carryback or carryforward year when so applied. Intercompany income tax balances are settled within thirty days of payment to or filing with the Internal Revenue Service.

The Company filed a separate federal income tax return for the years 2008 through 2011. A tax return has been filed for 2011, 2010, and 2009 but no examination by the Internal Revenue Service has commenced. A tax return has not yet been filed for 2012.

Note 7. Accumulated Other Comprehensive Income

The following table presents the change in accumulated other comprehensive income by component for the period ended March 31, 2013:

March 31, 2013
Unrealized Holding Gains (Losses) on AFS Securities (a)
Beginning balance	$9,765

Other comprehensive loss before reclassifications	(760)
Amounts reclassified from accumulated other comprehensive income	(74)

Net current period other comprehensive loss	(834)

Ending balance	$8,931

(a)	All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income for the period ended March 31, 2013:

March 31, 2013
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on AFS securities	$114	Net realized investment losses
	-	Portion of other-than-temporary impairments previously recognized in other comprehensive income

	114	Total before tax
	40	Tax expense

	$74	Net of tax

Note 8. Stockholder’s Equity and Statutory Accounting Principles

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the New York Insurance Department. The State of New York has adopted the National Association of Insurance Commissioners (“NAIC”) statutory accounting principles as a component of prescribed or permitted practices by the State of New York.

The Company’s statutory net income for the three months ended March 31, 2013 and 2012 was $9,064 and $17,064, respectively. Statutory capital and surplus at March 31, 2013 and December 31, 2012 was $84,690 and $77,462, respectively.

During the first three months of 2013 and 2012, the Company did not pay any dividends to AUSA or receive any capital contributions from AUSA.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2013 and December 31, 2012, reinsurance payables were $27 and $27, respectively. The Company did not have a reinsurance reserve at March 31, 2013 and December 31, 2012.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At March 31, 2013 and December 31, 2012, 53% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 10. Related Party Transactions

At March 31, 2013 the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three months ended March 31, 2013 and 2012, the Company incurred $169 and $169, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three months ended March 31, 2013 and 2012, the Company incurred $41 and $36, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three months ended March 31, 2013 and 2012, the Company incurred $520 and $539, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three months ended March 31, 2013 and 2012, the Company incurred $4 and $4, respectively, in expenses under this agreement.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has also entered into a distribution and shareholder services agreement for certain of the said funds. During the three months ended March 31, 2013 and 2012, the Company received $19 and $19, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a service agreement with Western Reserve Life Assurance Co. of Ohio (“WRL”) whereby WRL will perform specified administrative functions in connection with the operation of the Company except to the extent that the services are performed for the Company by another party. During the three months ended March 31, 2013 and 2012, the Company incurred $149 and $154, respectively, in expenses under this agreement.

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

The following tables summarize each business segment’s contribution to select Statements of Income information for the three months ended:

	Annuity	Life Insurance	Total
Three months ended March 31, 2013
Net revenues (a)	$2,601	$1,414	$4,015
Amortization of VOBA	303	251	554
Policy benefits (net of reinsurance recoveries)	(332)	465	133
Income tax expense	533	111	644
Net income	1,399	381	1,780

Three months ended March 31, 2012
Net revenues (a)	$2,469	$1,378	$3,847
Amortization (accretion) of VOBA	627	(107)	520
Policy benefits (net of reinsurance recoveries)	(1,739)	79	(1,660)
Income tax expense	752	333	1,085
Net income	1,908	887	2,795

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

Item 2. Management’s Narrative Analysis of Results of Operations

This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.

Forward Looking Statements

Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results and other similar matters. These forward-looking statements represent only management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the Company’s control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors in the 2012 Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Deposits

Total direct deposits (including internal exchanges) were $0.1 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. There were no internal exchanges during the three months ended March 31, 2013. Internal exchanges during the three months ended March 31, 2012 were less than $0.1 million.

Financial Condition

At March 31, 2013, the Company’s assets were $794.1 million or $9.3 million higher than the $784.8 million in assets at December 31, 2012. Assets excluding Separate Accounts assets decreased $1.2 million during the first quarter of 2013. Separate Accounts assets, which represent 68% of total assets, increased $10.5 million to $536.9 million.

Changes in Separate Accounts assets were as follows:

	Three Months Ended March 31,
(dollars in millions)	2013	2012
Investment performance	$22.0	$47.3
Deposits	8.4	0.1
Policy fees and charges	(2.7)	(2.9)
Surrenders, benefits and withdrawals	(17.2)	(20.2)

Net change	$10.5	$24.3

During the first three months of 2013 and 2012, the Company did not have any fixed contract owner deposits and fixed contract owner withdrawals were $2.2 million and $0.6 million, respectively.

Business Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended March 31, 2013 with increases of 11%, 8% and 10%, respectively, from December 31, 2012.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 69% of Separate Accounts assets were invested in equity-based mutual funds at March 31, 2013. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the three months ended March 31, 2013, average variable account balances decreased $24.0 million (or 4.3%) to $536.5 million as compared to the same period in 2012.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended March 31,
	2013	2012
Average medium term interest rate yield (a)	0.39%	0.52%
Increase (decrease) in medium term interest rates (in basis points)	(2)	12
Credit spreads (in basis points) (b)	115	199
Contracting of credit spreads (in basis points)	(9)	(86)

Increase (decrease) on market valuations (in millions)
Available-for-sale (“AFS”) investment securities	$(1.3)	$1.3
Interest-sensitive policyholder liabilities	(0.2)	(0.1)

Net change on market valuations	$(1.5)	$1.2

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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

The Company’s critical accounting policies and estimates are discussed below. For a full description of these and other accounting policies see Note 1 of the 2012 Annual Report on Form 10-K.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value. At March 31, 2013 and December 31, 2012, approximately $2.2 million (or 2%) and $2.0 million (or 2%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

For the three months ended March 31, 2013 and 2012, the Company did not record an OTTI in income.

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. The Company has entered into exchange traded derivatives, such as futures contracts, to hedge the costs of the volatility of the S&P. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. At March 31, 2013, the Company had 90 outstanding short futures contracts with a notional amount of $32.6 million. At December 31, 2012, the Company had 10 outstanding short futures contracts with a notional amount of $3.6 million. Realized losses on settlement of these futures were $0.4 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively. These losses have been recorded in net derivative losses in the Statements of Income.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $0.3 million and $0.3 million as of March 31, 2013 and December 31, 2012, respectively.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At March 31, 2013 and December 31, 2012, the Company’s VOBA asset was $24.8 million and $25.2 million, respectively. For the three months ended March 31, 2013 and 2012, the favorable (unfavorable) impact to pre-tax net income related to VOBA unlocking was less than $0.1 million and less than ($0.1) million, respectively. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At March 31, 2013 and December 31, 2012, variable annuities accounted for the Company’s entire DAC asset of $0.4 million and $0.3 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. At March 31, 2013 and 2012, there was relatively no impact to pre-tax income related to DAC unlocking. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At March 31, 2013 and December 31, 2012, variable annuities accounted for the Company’s entire DSI asset of $0.1 million and $0.1 million, respectively. See Note 4 to the Financial Statements for a further discussion.

The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at both March 31, 2013 and 2012, respectively.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at March 31, 2013 and December 31, 2012 were $100.6 million and $104.1 million, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At March 31, 2013 and December 31, 2012, future policy benefits were $17.0 million and $16.5 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issued. At March 31, 2013 and December 31, 2012, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	March 31, 2013	December 31, 2012
GMDB liability	$1.2	$1.5
GMIB liability	3.2	3.7

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three months ended March 31, 2013 and 2012, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was $1.4 million and $2.7 million, respectively.

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

At March 31, 2013 and December 31, 2012, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

(dollars in millions)	March 31, 2013	December 31, 2012
GMWB liability	$0.7	$1.1
GMIB reinsurance asset	(7.9)	(8.9)

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

Recent Accounting Guidance

The following outlines the adoption of recent accounting guidance in 2013. See Note 1 to the Financial Statements for a further discussion.

•

Accounting Standards Codification (“ASC”) 210, Balance Sheet – Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities – enhances disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement – adopted January 1, 2013.

•

ASC 220, Comprehensive Income – ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requires an entity to provide information about significant items reclassified out of accumulated other comprehensive income (“AOCI”) by component – adopted January 1, 2013.

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

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at March 31, 2013 and December 31, 2012 were:

	March 31, 2013
		Gross Unrealized		Estimated	% of Estimated
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$25.4	$2.5	$-	$27.9	18%
Industrial	72.8	8.1	-	80.9	51
Utility	3.4	0.5	-	3.9	2
Asset-backed securities
Housing related	4.1	-	-	4.1	3
Other	0.7	-	-	0.7	-
Commercial mortgage-backed securities - non agency backed	20.8	2.4	-	23.2	15
Residential mortgage-backed securities
Agency backed	4.4	0.4	-	4.8	3
Non agency backed	0.7	-	-	0.7	-
Government and government agencies
United States	5.8	0.4	-	6.2	4
Foreign	3.6	0.7	-	4.3	3

Total fixed maturity AFS securities	141.7	15.0	-	156.7	99

Equity securities - banking securities	1.4	0.2	-	1.6	1

Total equity securities	1.4	0.2	-	1.6	1

Total fixed maturity and equity securities	$143.1	$15.2	$-	$158.3	100%

	December 31, 2012
		Gross Unrealized		Estimated	% of Estimated
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$26.0	$2.4	$-	$28.4	19%
Industrial	66.7	8.9	-	75.6	51
Utility	3.4	0.5	-	3.9	3
Asset-backed securities
Housing related	4.2	-	-	4.2	3
Commercial mortgage-backed securities - non agency backed	19.1	2.8	-	21.9	15
Residential mortgage-backed securities
Agency backed	4.4	0.4	-	4.8	3
Non agency backed	0.7	-	-	0.7	-
Government and government agencies
United States	3.0	0.4	-	3.4	2
Foreign	3.2	0.8	-	4.0	3

Total fixed maturity AFS securities	130.7	16.2	-	146.9	99

Equity securities - banking securities	1.3	0.2	-	1.5	1

Total equity securities	1.3	0.2	-	1.5	1

Total fixed maturity and equity securities	$132.0	$16.4	$-	$148.4	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent and ability to hold to recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at March 31, 2013.

Seven issuers represent more than 5% of the total unrealized loss position, comprised of two corporate non-convertible bonds, one subprime asset-backed securities (“ABS”) housing holding, and four emerging markets holdings. The Company owns two investment grade corporate non-convertible securities with unrealized losses totaling less than $0.1 million. The Company’s ABS unrealized loss is less than $0.1 million and relates to an investment grade 2004 fixed rate first lien subprime mortgage. The company owns four investment grade emerging markets holdings with unrealized losses totaling less than $0.1 million.

At March 31, 2013 and December 31, 2012, approximately $4.8 million (or 16%) and $4.8 million (or 18%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Unrealized gains (losses) incurred during the first three months of 2013 and 2012, were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

There were no sectors with unrealized losses greater than $41 thousand and $36 thousand at March 31, 2013 and December 31, 2012.

The amortized cost and estimated fair value of fixed maturity AFS securities at March 31, 2013 and December 31, 2012 by rating agency equivalent were:

	March 31, 2013		December 31, 2012
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$22.5	$24.9	$21.0	$23.6
AA	22.2	24.7	19.4	22.0
A	59.3	66.6	58.4	66.5
BBB	27.9	30.2	26.0	28.4
Below investment grade	9.8	10.3	5.9	6.4

Total fixed maturity AFS securities	$141.7	$156.7	$130.7	$146.9

Investment grade	93%	93%	95%	96%
Below investment grade	7%	7%	5%	4%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At March 31, 2013 and December 31, 2012 approximately $3.5 million (or 2%) and $2.4 million

(or 2%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The Company did not hold any trading securities during the three months ended March 31, 2013. For the three months ended March 31, 2012, there was investment income of less than $0.1 million on fixed maturity trading securities and less than $0.1 million recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at March 31, 2013 and December 31, 2012:

	March 31, 2013
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Loss and OTTI
First lien - fixed
AAA	$1.7	$1.7	$-
Below BBB	2.4	2.4	-

Total	$4.1	$4.1	$-

	December 31, 2012
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Loss and OTTI
First lien - fixed
AAA	$1.7	$1.7	$-
Below BBB	2.5	2.5	-

Total	$4.2	$4.2	$-

	March 31, 2013
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	Total
First lien - fixed
AAA	$1.7	$-	$1.7
Below BBB	0.9	1.5	2.4

Total	$2.6	$1.5	$4.1

	December 31, 2012
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	Total
First lien - fixed
AAA	$1.7	$-	$1.7
Below BBB	0.9	1.6	2.5

Total	$2.6	$1.6	$4.2

OTTI

For the three months ended March 31, 2013 and 2012, the Company did not incur any impairment losses.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At March 31, 2013 and December 31, 2012, the Company’s assets included $186.6 million and $185.1 million, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During the first three months of 2013 and 2012, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.

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

The following table summarizes the Company’s ratings at May 13, 2013:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at March 31, 2013:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$13.8	$25.4	$22.0	$96.1	$157.3
Separate Accounts (a)	76.7	131.5	113.1	415.7	737.0

	$90.5	$156.9	$135.1	$511.8	$894.3

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At March 31, 2013 and December 31, 2012, the Company’s estimated liability for future guaranty fund assessments was $0.3 million and $0.3 million, respectively. In addition, the Company has a receivable for future premium tax deductions of less than $0.1 million and less than $0.1 million at March 31, 2013 and December 31, 2012, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Results of Operations

For the three months ended March 31, 2013 and 2012, the Company recorded net income of $1.8 million and $2.8 million, respectively. The decrease in income during the three months ended 2013 as compared to 2012 was primarily due to decreased policy charge revenue driven by lower Separate Account balances and a smaller release of reserves in 2013.

Policy charge revenue decreased $0.5 million during the three months ended March 31, 2013 as compared to the same period in 2012. The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Change
Asset-based policy charge revenue	$1.9	$2.2	$(0.3)	(a	)
Guaranteed benefit based policy charge revenue	0.2	0.3	(0.1)
Non-asset based policy charge revenue	0.9	1.0	(0.1)

Total policy charge revenue	$3.0	$3.5	$(0.5)

(a)	The decrease in asset-based policy charge revenue for 2013 was principally due to a decrease in average variable account balances.

During the three months ended March 31, 2013, the decrease of $0.4 million in net derivative losses relates to the decrease in net losses on futures contracts during 2013 as compared to 2012. Short futures contracts fluctuate relative to the volatility in the S&P.

Policy benefits increased $1.8 million during the three months ended March 31, 2013 as compared to the same period in 2012. The following table provides the changes in policy benefits by type:

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Change
Annuity benefit unlocking	$(1.4)	$(2.7)	$1.3	(a	)
Annuity benefit expense	1.1	0.9	0.2
Life insurance mortality expense	0.4	0.1	0.3

Total policy benefits	$0.1	$(1.7)	$1.8

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.

Amortization of VOBA was $0.6 million for the three months ended March 31, 2013, which included favorable unlocking of less than $0.1 million. Amortization of VOBA was $0.5 million for the three months ended March 31, 2012, which included unfavorable unlocking of less than $0.1 million.

Insurance expenses and taxes remained the same during the three months ended March 31, 2013 as compared to the same period in 2012. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Change
Commissions	$0.5	$0.6	$(0.1)
General insurance expenses	0.4	0.3	0.1

Total insurance expenses and taxes	$0.9	$0.9	$(0.0)

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

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings.

The Company, like other life insurance companies, is subject to regulatory and legal proceedings, including class action lawsuits, in the ordinary course of our business. Such legal and regulatory matters include proceedings specific to us and other proceedings generally applicable to business practices in the industry in which the Company operates. In some lawsuits and regulatory proceedings involving insurers, substantial damages have been sought and/or material settlement payments have been made. Although the outcome of any litigation or regulatory proceeding cannot be predicted with certainty, at the present time, the Company believes that there are no pending or threatened proceedings or lawsuits that are likely to have a material adverse impact on our ability to meet our obligations.

The Company is currently being audited on behalf of multiple states’ treasury and controllers’ offices for compliance with laws and regulations concerning the identification, reporting and escheatment of unclaimed benefits or abandoned funds. The audits focus on insurance company processes and procedures for identifying unreported death claims, and their use of the Social Security Master Death File to identify deceased policy and contract holders. In addition, the Company is the subject of multiple state Insurance Department inquiries and market conduct examinations with a similar focus on the handling of unreported claims and abandoned property. The audits and related examination activity may result in additional payments to beneficiaries, escheatment of funds deemed abandoned, administrative penalties and changes in our procedures for the identification of unreported claims and handling of escheatable property. The Company does not believe that any regulatory actions or agreements that result from these examinations will have a material adverse impact on our ability to meet our obligations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2012. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

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

Transamerica Advisors Life Insurance Company of New York
(Registrant)

Date: May 13, 2013	/s/ Eric J. Martin
Eric J. Martin
Chief Financial Officer, Vice President, and Controller

EXHIBIT INDEX

31.1	Certification by the President pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.