Form 10-Q
period 2013-06-30
TRANSAMERICA ADVISORS LIFE INSURANCE Co OF NEW YORK
filed 2013-08-13
CIK 862923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2013 - $145,772; 2012 - $130,665)	$155,404	$146,927
Equity available-for-sale securities, at estimated fair value
(cost: 2013 - $1,373; 2012 - $1,372)	1,513	1,521
Policy loans	51,029	53,132

Total investments	207,946	201,580

Cash and cash equivalents	11,655	22,153
Accrued investment income	3,202	2,931
Deferred policy acquisition costs	350	270
Deferred sales inducements	128	98
Value of business acquired	23,885	25,207
Goodwill	500	500
Current income taxes - net	1,381	2,830
Other assets	3,070	2,762
Separate Accounts assets	520,619	526,437

Total Assets	$772,736	$784,768

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$98,541	$104,137
Future policy benefits	17,798	16,529
Claims and claims settlement expenses	2,255	1,777

Total policyholder liabilities and accruals	118,594	122,443

Deferred income taxes - net	5,991	7,976
Affiliated payables - net	1,415	407
Reinsurance payables - net	26	27
Payables for securities purchased - net	-	90
Other liabilities	2,000	1,582
Separate Accounts liabilities	520,619	526,437

Total Liabilities	648,645	658,962

Stockholder’s Equity
Common stock ($10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	128,638	128,638
Accumulated other comprehensive income, net of taxes	5,987	9,765
Retained deficit	(12,734)	(14,797)

Total Stockholder’s Equity	124,091	125,806

Total Liabilities and Stockholder’s Equity	$772,736	$784,768

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
	(unaudited)

Revenues
Policy charge revenue	$3,076	$3,043	$6,174	$6,529
Net investment income	2,382	2,291	4,696	4,719
Net realized investment losses
Other-than-temporary impairment losses on securities	-	-	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	-	-	-
Portion of other-than-temporary impairments previously recognized in other comprehensive income	-	(6)	-	(6)

Net other-than-temporary impairment losses on securities recognized in income	-	(6)	-	(6)
Net realized investment losses, excluding other-than-temporary impairment gains (losses) on securities	7	2	(8)	(64)

Net realized investment gains (losses)	7	(4)	(8)	(70)

Net derivative gains (losses)	(106)	124	(475)	(658)

Total Revenues	5,359	5,454	10,387	10,520

Benefits and Expenses
Interest credited to policyholder liabilities	1,321	1,023	2,334	2,242
Policy benefits (net of reinsurance recoveries: 2013 - $0; $0; 2012 - $0; $78)	2,061	1,825	2,194	165
Reinsurance premium ceded	80	59	165	140
Amortization (accretion) of deferred policy acquisition costs	12	(15)	(80)	60
Amortization of value of business acquired	906	301	1,460	821
Insurance expenses and taxes	952	1,029	1,863	1,980

Total Benefits and Expenses	5,332	4,222	7,936	5,408

Income Before Taxes	27	1,232	2,451	5,112

Income Tax Expense (Benefit)
Current	101	(68)	294	113
Deferred	(357)	287	94	1,191

Income Tax Expense (Benefit)	(256)	219	388	1,304

Net Income	$283	$1,013	$2,063	$3,808

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
	(unaudited)

Net Income	$283	$1,013	$2,063	$3,808

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	(5,288)	892	(6,386)	2,220
Reclassification adjustment for (gains) losses included in net income	(119)	-	(233)	21

	(5,407)	892	(6,619)	2,241

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	-	-	-	-
Change in previously recognized unrealized other-than-temporary impairments	22	(21)	(17)	(81)
Reclassification adjustment for other-than-temporary impairments included in net income	-	6	-	6

	22	(15)	(17)	(75)
Adjustments
Policyholder liabilities	817	(72)	641	(144)
Value of business acquired	4	(182)	138	(95)
Deferred income taxes	1,620	(221)	2,079	(684)

	2,441	(475)	2,858	(923)

Total other comprehensive income (loss), net of taxes	(2,944)	402	(3,778)	1,243

Comprehensive Income (Loss)	$(2,661)	$1,415	$(1,715)	$5,051

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	June 30, 2013	December 31, 2012
	(unaudited)	(audited)

Common Stock	$2,200	$2,200

Additional Paid-in Capital	$128,638	$128,638

Accumulated Other Comprehensive Income
Balance at beginning of period	$9,765	$7,347
Total other comprehensive income (loss), net of taxes	(3,778)	2,418

Balance at end of period	$5,987	$9,765

Retained Deficit
Balance at beginning of period	$(14,797)	$(21,990)
Net income	2,063	7,193

Balance at end of period	$(12,734)	$(14,797)

Total Stockholder’s Equity	$124,091	$125,806

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(dollars in thousands)	2013	2012
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,063	$3,808
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	(80)	60
Change in deferred sales inducements	(30)	22
Change in value of business acquired	1,460	821
Change in benefit reserves	1,117	(1,063)
Change in income tax accruals	1,542	(695)
Change in claims and claims settlement expenses	478	(1,593)
Change in other operating assets and liabilities, net	755	1,271
Amortization of investments	145	61
Interest credited to policyholder liabilities	2,334	2,242
Net change in fixed maturity trading securities	-	(6)
Net realized investment losses	8	70
Net derivative losses	475	658

Net cash and cash equivalents provided by operating activities	10,267	5,656

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	2,352	2,995
Maturities of available-for-sale securities	2,862	8,553
Purchases of available-for-sale securities	(20,470)	(3,164)
Sales of fixed maturity trading securities	-	144
Net settlements on futures contracts	(475)	(658)
Policy loans on insurance contracts, net	2,103	91

Net cash and cash equivalents provided by (used in) investing activities	(13,628)	7,961

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	155	221
Policyholder withdrawals	(7,292)	(3,352)

Net cash and cash equivalents used in financing activities	(7,137)	(3,131)

Net increase (decrease) in cash and cash equivalents (1)	(10,498)	10,486
Cash and cash equivalents, beginning of year	22,153	10,120

Cash and cash equivalents, end of period	$11,655	$20,606

(1) Included in net increase (decrease) in cash and cash equivalents is interest paid (2013 - $ 0; 2012 - $ 0); interest received (2013 - $ 0; 2012 - $ 0); Federal income taxes paid (2013 - $ 0; 2012 - $ 2,000).

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

Certain reclassifications and format changes have been made to prior period financial statements, where appropriate, to conform to the current period presentation. In particular, in the Statements of Income, derivatives activity has been reclassified from net realized investment gains (losses) to a new line item called net derivative gains (losses). This was done to present derivatives activity separate from other investment gains (losses). These reclassifications have no effect on net income or stockholder’s equity of the prior period.

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

Recent Accounting Guidance

Current Adoption of Recent Accounting Guidance

Accounting Standards Codification (“ASC”) 210, Balance Sheet

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities, which enhances disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement. Entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The guidance is effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by this guidance should be applied retrospectively for all comparative periods presented. Currently, the Company does not have any financial investments that are subject to offsetting and therefore this guidance did not impact its disclosures as of June 30, 2013 and December 31, 2012.

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$107,703	$-	$107,703
Asset-backed securities	-	3,826	735	4,561
Commercial mortgage-backed securities	-	23,263	-	23,263
Residential mortgage-backed securities	-	5,271	-	5,271
Government and government agencies
United States	10,641	-	-	10,641
Foreign	2,526	1,439	-	3,965

Total fixed maturity AFS securities (a)	13,167	141,502	735	155,404
Equity securities - banking securities (a)	-	1,513	-	1,513
Cash equivalents (b)	-	11,902	-	11,902
Separate Accounts assets (c)	520,619	-	-	520,619

Total assets	$533,786	$154,917	$735	$689,438

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(6,022)	$(6,022)

Total liabilities	$-	$-	$(6,022)	$(6,022)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$107,938	$-	$107,938
Asset-backed securities	-	4,196	-	4,196
Commercial mortgage-backed securities	-	21,942	-	21,942
Residential mortgage-backed securities	-	5,511	-	5,511
Government and government agencies
United States	3,359	-	-	3,359
Foreign	2,726	1,255	-	3,981

Total fixed maturity AFS securities (a)	6,085	140,842	-	146,927
Equity securities - banking securities (a)	-	1,521	-	1,521
Cash equivalents (b)	-	23,591	-	23,591
Separate Accounts assets (c)	526,437	-	-	526,437

Total assets	$532,522	$165,954	$-	$698,476

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(7,778)	$(7,778)

Total liabilities	$-	$-	$(7,778)	$(7,778)

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

During 2013 and 2012, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at June 30, 2013 and December 31, 2012:

Fixed maturity AFS securities	June 30, 2013	December 31, 2012
Balance at beginning of period (a)	$-	$1,098

Purchases	1,025	-
Transfers into Level 3	735	-
Transfers out of Level 3	(1,025)	(1,098)

Balance at end of period (a)	$735	$-

(a)	Recorded as a component of fixed maturity AFS securities in the Balance Sheets.

The change in Level 3 fixed maturity AFS securities at June 30, 2013 is due to the transfer from Level 3 to Level 2 of a commercial mortgage-backed security (“CMBS”), which was purchased during the first quarter of 2013. The transfer was due to the availability of market observable data from an external source. There was also an asset-backed security (“ABS”) that transferred into Level 3 from Level 2 due to the unavailability of market observable data from an external source.

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

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread, which is the most significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 60 basis points (“bps”) at June 30, 2013 and 80 bps at December 31, 2012.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the Standard & Poor’s 500 Composite Price Index (“S&P”) (expressed as a spot rate) was 24.4% at June 30, 2013 and December 31, 2012. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance
Balance at beginning of period (b)	$1,150	$(8,928)	$2,776	$(9,132)

Changes in interest rates (a)	(479)	1,336	(3)	(733)
Changes in equity markets (a)	(222)	1,120	(782)	883
Other (a)	1	-	(841)	54

Balance at end of period (b)	$450	$(6,472)	$1,150	$(8,928)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During the six months ended June 30, 2013, the change in GMWB and GMIB reinsurance reserves was primarily driven by higher bond valuation rates which decreased reserves. During 2012, the change in the GMWB and GMIB reinsurance reserves was primarily driven by updated policyholder behavior assumptions, decreased risk neutral rates, changes in volatility, and favorable equity market performance.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 assets and liabilities at June 30, 2013 and December 31, 2012:

Description	June 30, 2013 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Asset-backed securities	$735	Broker quote	Not Applicable	Not Applicable

Total Assets	$735

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$450	Discounted cash flow	Own credit risk	60 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(6,472)	Discounted cash flow	Own credit risk	60 bps
			Long-term volatility	25%

Total liabilities	$(6,022)

Description	December 31, 2012 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Liabilities
Future policy benefits (embedded derivatives) - GMWB	$1,150	Discounted cash flow	Own credit risk	80 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(8,928)	Discounted cash flow	Own credit risk	80 bps
			Long-term volatility	25%

Total liabilities	$(7,778)

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Policy loans (a)	$-	$51,029	$-	$51,029

Total assets	$-	$51,029	$-	$51,029

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Policy loans (a)	$-	$53,132	$-	$53,132

Total assets	$-	$53,132	$-	$53,132

(a)	Policy loans are stated at unpaid principal balance. Fair value is estimated as equal to the book value of the loan.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at June 30, 2013 and December 31, 2012 were:

	June 30, 2013
	Amortized Cost/Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities	$100,380	$7,826	$(503)	$107,703
Asset-backed securities	4,548	39	(26)	4,561
Commercial mortgage-backed securities	21,468	1,987	(192)	23,263
Residential mortgage-backed securities	5,021	251	(1)	5,271
Government and government agencies
United States	10,763	211	(333)	10,641
Foreign	3,592	432	(59)	3,965

Total fixed maturity AFS securities	$145,772	$10,746	$(1,114)	$155,404

Equity securities - banking securities	$1,373	$140	$-	$1,513

Total equity securities	$1,373	$140	$-	$1,513

	December 31, 2012
	Amortized Cost/Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities	$96,052	$11,924	$(37)	$107,939
Asset-backed securities	4,166	33	(3)	4,196
Commercial mortgage-backed securities	19,175	2,767	-	21,942
Residential mortgage-backed securities	5,143	379	(11)	5,511
Government and government agencies
United States	2,957	401	-	3,358
Foreign	3,172	809	-	3,981

Total fixed maturity AFS securities	$130,665	$16,313	$(51)	$146,927

Equity securities - banking securities	$1,372	$153	$(4)	$1,521

Total equity securities	$1,372	$153	$(4)	$1,521

(1)	Subsequent unrealized gains (losses) on other-than-temporary (“OTTI”) securities are included in OCI-OTTI.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at June 30, 2013 and December 31, 2012 were:

	June 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$135,565	$145,027	$124,715	$140,554
Below investment grade	10,207	10,377	5,950	6,373

Total fixed maturity AFS securities	$145,772	$155,404	$130,665	$146,927

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P BBB- or higher (or similar rating agency). At June 30, 2013 and December 31, 2012, the estimated fair value of fixed maturity securities rated BBB- were $3,785 and $2,375, respectively, which is the lowest investment grade rating given by S&P.

The amortized cost and estimated fair value of fixed maturity AFS securities at June 30, 2013 and December 31, 2012 by contractual maturities were:

	June 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$4,534	$4,597	$4,801	$4,894
Due after one year through five years	37,394	40,222	36,530	39,966
Due after five years through ten years	62,128	65,901	51,164	58,570
Due after ten years	10,680	11,590	9,686	11,849

	114,736	122,310	102,181	115,279
Mortgage-backed securities and other asset-backed securities	31,036	33,094	28,484	31,648

Total fixed maturity AFS securities	$145,772	$155,404	$130,665	$146,927

In the preceding table, fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company did not hold any trading securities during the three and six months ended June 30, 2013. For the three and six months ended June 30, 2012, there was $2 and $6, respectively, of investment income on fixed maturity trading securities and $43 and $59, respectively, of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statement of Income. The Company also recognized a loss of $53 and $53, respectively, during the three and six months ended June 30, 2012, on the conversion of a fixed maturity trading security to preferred stock.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$12,110	$12,609	$(499)
Asset-backed securities	1,690	1,716	(26)
Commercial mortgage-backed securities	2,824	3,016	(192)
Residential mortgage-backed securities	12	12	-
Government and government agencies
United States	7,481	7,814	(333)
Foreign	829	888	(59)

Total fixed maturity and equity securities	24,946	26,055	(1,109)

Greater than one year
Fixed maturity AFS securities
Corporate securities	245	249	(4)
Asset-backed securities	573	574	(1)
Residential mortgage-backed securities	14	14	-

Total fixed maturity and equity securities	832	837	(5)

Total fixed maturity and equity securities	$25,778	$26,892	$(1,114)

	December 31, 2012
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$573	$574	$(1)
Asset-backed securities	1,855	1,857	(2)

Total fixed maturity and equity securities	2,428	2,431	(3)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	240	248	(8)
Residential mortgage-backed securities	22	24	(2)

Total fixed maturity and equity securities	262	272	(10)

Greater than one year
Fixed maturity AFS securities
Corporate securities	760	788	(28)
Asset-backed securities	752	753	(1)
Residential mortgage-backed securities	441	450	(9)
Equity securities - banking securities	76	80	(4)

Total fixed maturity and equity securities	2,029	2,071	(42)

Total fixed maturity and equity securities	$4,719	$4,774	$(55)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 36 and 13 at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013 and December 31, 2012, there were no securities whose fair value had declined below amortized cost by greater than 20%.

Unrealized gains (losses) incurred during the first six months of 2013 and 2012 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gain (loss) and OTTI included in accumulated other comprehensive income, net of taxes, at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Assets
Fixed maturity securities	$9,632	$16,262
Equity securities	140	149
Value of business acquired	(490)	(632)

	9,282	15,779

Liabilities
Policyholder account balances	-	(640)
Federal income taxes - deferred	(3,295)	(5,374)

	(3,295)	(6,014)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$5,987	$9,765

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

Derivatives

The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures contracts occur daily. At June 30, 2013, the Company had 10 outstanding short futures contracts with a notional value of $4,000. At December 31, 2012, the Company had 10 outstanding short futures contracts with a notional value of $3,550. Realized losses on settlement of these futures were ($106) and ($475) for the three and six months ended June 30, 2013, respectively. Realized gains (losses) on settlement of these futures were $124 and ($658) for the three and six months ended June 30, 2012, respectively. These gains (losses) have been recorded in net derivative gains (losses) in the Statements of Income.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $335 and $349 as of June 30, 2013 and December 31, 2012, respectively.

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds	$1,323	$264	$2,352	$2,995
Gross realized investment gains	7	2	7	152
Gross realized investment losses	-	-	(15)	(216)

Proceeds on AFS securities sold at a realized loss	-	-	1,029	1,783

Net realized investment gains (losses) for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fixed maturity securities	$7	$(4)	$(8)	$(70)

Net realized investment gains (losses)	$7	$(4)	$(8)	$(70)

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Balance at beginning of period	$31	$36
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	-	6
Accretion of credit loss impairments previously recognized	(12)	(11)

Balance at end of period	$19	$31

For the three and six months ended June 30, 2013 the Company recorded no impairment losses. For the three and six months ended June 30, 2012, the Company recorded impairment losses of $6, with no associated amortization of value of business acquired. The impairment loss was the result of the Company impairing a previously OCI impaired holding of a 2005 vintage RMBS in the second quarter due to an adverse change in cash flows.

Note 4. Value of Business Acquired (“VOBA”), Deferred Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at both June 30, 2013 and 2012.

The change in the carrying amount of VOBA for the three and six months ended June 30 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Accretion (amortization) expense	$(906)	$280	$(1,464)	$(1,758)
Unlocking	-	(581)	4	937
Adjustment related to unrealized gains (losses) and OTTI on investments	4	(182)	138	(95)

Change in VOBA carrying amount	$(902)	$(483)	$(1,322)	$(916)

For the three months ended June 30, 2013, the decrease in VOBA was mainly driven by an increase in regular amortization due to positive gross profits creating greater reserve release as compared to the same period in 2012. During the six months ended June 30, 2013 the change in VOBA was driven by a combination of positive gross profits and equity market performance when compared to the same period 2012.

DAC and DSI

The change in the carrying amount of DAC and DSI for the three and six months ended June 30 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
DAC	2013	2012	2013	2012
Accretion (amortization) expense	(12)	(4)	83	(128)
Unlocking	-	19	(3)	68

Change in DAC carrying amount	$(12)	$15	$80	$(60)

	Three Months Ended June 30,		Six Months Ended June 30,
DSI	2013	2012	2013	2012
Accretion (amortization) expense	$(5)	$(1)	$30	$(46)
Unlocking	-	6	-	24

Change in DSI carrying amount	$(5)	$5	$30	$(22)

For the three and six months ended June 30, 2013, the change in DAC was mainly driven by unlocking partially offset by negative amortization when compared to the same period in 2012.

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing a guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the variable annuity GMDB and GMIB liabilities for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
GMDB	2013	2012	2013	2012
Guaranteed benefits incurred	$337	$344	$736	$823
Guaranteed benefits paid	(148)	(388)	(147)	(152)
Unlocking	(36)	555	(708)	(668)

Change in GMDB	$153	$511	$(119)	$3

	Three Months Ended June 30,		Six Months Ended June 30,
GMIB	2013	2012	2013	2012
Guaranteed benefits incurred	$146	$201	$327	$490
Unlocking	(43)	713	(738)	(746)

Change in GMIB	$103	$914	$(411)	$(256)

During the three months ended June 30, 2013, the change in reserves was driven by less favorable Separate Account returns expected while the same period in 2012 was driven by unfavorable equity market performance resulting in an increase in estimated future benefits. During the six months ended June 30, 2013, the decrease in reserves was driven by a decrease in unlocking due to less market growth in the second quarter when compared to the same period in 2012.

The variable annuity GMDB liability at June 30, 2013 and December 31, 2012 was $1,333 and $1,452, respectively. The variable annuity GMIB liability at June 30, 2013 and December 31, 2012 was $3,259 and $3,670, respectively.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value. For the three and six months ended June 30, 2013 and 2012, an insignificant amount of variable life guaranteed benefits were recorded as policy benefits in the Statements of Income as incurred or paid.

Note 6. Income Taxes

The effective tax rate was 16% and 26% for the six months ended June 30, 2013 and 2012, respectively. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”).

At June 30, 2013 and December 31, 2012, the Company did not have a tax valuation allowance for deferred tax assets. A tax valuation allowance was not deemed necessary as management determined that it is more likely than not that the deferred tax assets will be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $240 (gross $686) that should not be recognized at June 30, 2013 and December 31, 2012, which primarily relates to uncertainty regarding the sustainability of certain deductions taken on the 2011, 2010, 2009, and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	June 30, 2013	December 31, 2012
Balance at beginning of period	$240	$229
Additions for tax positions of prior years	-	11

Balance at end of period	$240	$240

At December 31, 2012 the Company had an operating loss carryforward for federal income tax purposes of $8,490 (net of the ASC 740 reduction of $686) with a carryforward period of fifteen years that expire at various dates up to 2026. As of June 30, 2013, the Company expects to utilize the entire operating loss carryforward in 2013. The Company has a foreign tax credit carryforward at December 31, 2012 of $565 with a carryforward period of ten years that will expire at various dates up to 2022. Also, the Company has an Alternative Minimum Tax credit carryforward for federal income tax purposes of $371 at December 31, 2012 with an indefinite carryforward period. As of June 30, 2013, the Company does not expect to utilize either of these credit carryforwards in 2013.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company has not incurred or recognized any penalties or interest expense in its financial statements at June 30, 2013 and December 31, 2012, respectively.

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

Note 7. Accumulated Other Comprehensive Income

The following table presents the change in accumulated other comprehensive income by component for the period ended June 30, 2013:

June 30, 2013
Unrealized Holding Gains (Losses) on AFS Securities (a)
Beginning balance	$9,765

Other comprehensive loss before reclassifications	(3,628)
Amounts reclassified from accumulated other comprehensive income	(150)

Net current period other comprehensive loss	(3,778)

Ending balance	$5,987

(a)	All amounts are net of taxes.

The following table presents the reclassifications out of accumulated other comprehensive income for the period ended June 30, 2013:

June 30, 2013
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on AFS securities	$233	Net realized investment losses
	-	Portion of other-than-temporary impairments previously recognized in other comprehensive income

	233	Total before tax
	83	Tax expense

	$150	Net of tax

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

The Company’s statutory net income for the six months ended June 30, 2013 and 2012 was $14,365 and $7,750, respectively. Statutory capital and surplus at June 30, 2013 and December 31, 2012 was $89,023 and $77,462, respectively.

During the first half of 2013 and 2012, the Company did not pay any dividends to AUSA or receive any capital contributions from AUSA.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At June 30, 2013 and December 31, 2012, reinsurance payables were $26 and $27, respectively. The Company did not have a reinsurance reserve at June 30, 2013 and December 31, 2012.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At June 30, 2013 and December 31, 2012, 53% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 10. Related Party Transactions

At June 30, 2013 the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three and six months ended June 30, 2013, the Company incurred $161 and $330, respectively, in expenses under this agreement. During the three and six months ended June 30, 2012, the Company incurred $174 and $342, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and six months ended June 30, 2013, the Company incurred $41 and $82, respectively, in expenses under this agreement. During the three and six months ended June 30, 2012, the Company incurred $44 and $80, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three and six months ended June 30, 2013, the Company incurred $552 and $1,072, respectively, in expenses under this agreement. During the three and six months ended June 30, 2012, the Company incurred $565 and $1,105, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three and six months ended June 30, 2013, the Company incurred $4 and $8, respectively, in expenses under this agreement. During the three and six months ended June 30, 2012, the Company incurred $4 and $8, respectively, in expenses under this agreement.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has also entered into a distribution and shareholder services agreement for certain of the said funds. During the three and six months ended June 30, 2013, the Company received $19 and $38, respectively, in revenue under this agreement. During the three and six months ended June 30, 2012, the Company received $18 and $37, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a service agreement with Western Reserve Life Assurance Co. of Ohio (“WRL”) whereby WRL will perform specified administrative functions in connection with the operation of the Company except to the extent that the services are performed for the Company by another party. During the three and six months ended June 30, 2013, the Company incurred $151 and $300, respectively, in expenses under this agreement. During the three and six months ended June 30, 2012, the Company incurred $163 and $317, respectively, in expenses under this agreement.

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

The following tables summarize each business segment’s contribution to select Statements of Income information for the three and six months ended:

	Annuity	Life Insurance	Total
Three months ended June 30, 2013
Net revenues (a)	$2,674	$1,364	$4,038
Amortization of VOBA	488	418	906
Policy benefits (net of reinsurance recoveries)	1,575	486	2,061
Income tax expense (benefit)	(303)	47	(256)
Net income	65	218	283

Three months ended June 30, 2012
Net revenues (a)	$3,082	$1,349	$4,431
Amortization (accretion) of VOBA	(226)	527	301
Policy benefits (net of reinsurance recoveries)	893	932	1,825
Income tax expense (benefit)	427	(208)	219
Net income (loss)	1,116	(103)	1,013

	Annuity	Life Insurance	Total
Six months ended June 30, 2013
Net revenues (a)	$5,275	$2,778	$8,053
Amortization of VOBA	790	670	1,460
Policy benefits (net of reinsurance recoveries)	1,242	952	2,194
Income tax expense	230	158	388
Net income	1,464	599	2,063

Six months ended June 30, 2012
Net revenues (a)	$5,551	$2,727	$8,278
Amortization of VOBA	401	420	821
Policy benefits (net of reinsurance recoveries)	(846)	1,011	165
Income tax expense	1,179	125	1,304
Net income	3,024	784	3,808

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

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

Deposits

There were no direct deposits (including internal exchanges) for the three months ended June 30, 2013 and $0.1 million for the six months ended June 30, 2013. Total direct deposits (including internal exchanges) were $0.2 million and $0.2 million for the three and six months ended June 30, 2012, respectively. There were no internal exchanges during the three and six months ended June 30, 2013. Internal exchanges during both the three and six months ended June 30, 2012 were $0.1 million.

Financial Condition

At June 30, 2013, the Company’s assets were $772.7 million or $12.1 million lower than the $784.8 million in assets at December 31, 2012. Assets excluding Separate Accounts assets decreased $6.2 million during the second quarter of 2013. Separate Accounts assets, which represent 67% of total assets, decreased $5.8 million to $520.6 million.

Changes in Separate Accounts assets were as follows:

	Six Months Ended June 30,
(dollars in millions)	2013	2012
Investment performance	$34.4	$28.7
Deposits	-	0.1
Policy fees and charges	(5.6)	(5.7)
Surrenders, benefits and withdrawals	(34.6)	(34.9)

Net change	$(5.8)	$(11.8)

During the first half of 2013, the Company had less than $0.1 million in fixed contract owner deposits. During the first half of 2012, the Company did not have any fixed contract owner deposits. During the first half of 2013 and 2012, fixed contract owner withdrawals were $3.6 million and $2.6 million, respectively.

Business Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended June 30, 2013 with increases of 2%, 4% and 2%, respectively, from March 31, 2013. The Dow, NASDAQ and S&P ended June 30, 2013 with increases of 14%, 13% and 13%, respectively, from December 31, 2012.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 69% of Separate Accounts assets were invested in equity-based mutual funds at June 30, 2013. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the six months ended June 30, 2013, average variable account balances decreased $12.6 million (or 2.3%) to $536 million as compared to the same period in 2012.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average medium term interest rate yield (a)	0.64%	0.42%	0.64%	0.42%
Increase (decrease) in medium term interest rates (in basis points)	25	(10)	23	2
Credit spreads (in basis points) (b)	140	215	140	215
Expanding (contracting) of credit spreads (in basis points)	25	16	16	(70)

Increase (decrease) on market valuations (in millions)
Available-for-sale (“AFS”) investment securities	$(5.4)	$0.9	$(6.6)	$2.2
Interest-sensitive policyholder liabilities	0.8	(0.1)	0.6	(0.2)

Net change on market valuations	$(4.6)	$0.8	$(6.0)	$2.0

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value. At June 30, 2013 and December 31, 2012, approximately $2.1 million (or 1.4%) and $2.0 million (or 2%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

For the three and six months ended June 30, 2013, the Company did not record an OTTI in income. For both the three and six months ended June 30, 2012, the Company recorded impairment losses of less than $0.1 million, with no associated amortization of VOBA.

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. The Company has entered into exchange traded derivatives, such as futures contracts, to hedge the costs of the volatility of the S&P. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, is calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. At June 30, 2013, the Company had 10 outstanding short futures contracts with a notional value of $4 million. At December 31, 2012, the Company had 10 outstanding short futures contracts with a notional value of $3.6 million. Realized losses on settlement of these futures were ($0.1) million and ($0.5) million for the three and six months ended June 30, 2013, respectively. Realized gains (losses) on settlement of these futures were $0.1 million and ($0.7) million for the three and six months ended June 30, 2012, respectively. These gains (losses) have been recorded in net derivative gains (losses) in the Statements of Income.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At June 30, 2013 and December 31, 2012, the Company’s VOBA asset was $23.9 million and $25.2 million, respectively. There was no VOBA unlocking during the three months ended June 30, 2013. For the six months ended June 30, 2013, the favorable impact to pre-tax net income related to VOBA unlocking was less than $0.1 million. For the three and six months ended June 30, 2012, the favorable (unfavorable) impact to pre-tax net income related to VOBA unlocking was ($0.6) million and $0.9 million, respectively. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At June 30, 2013 and December 31, 2012, variable annuities accounted for the Company’s entire DAC asset of $0.4 million and $0.3 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. There was no DAC unlocking during the three months ended June 30, 2013. For the six months ended June 30, 2013 there was relatively no impact to pre-tax income related to DAC unlocking. For the three and six months ended June 30, 2012, there was relatively no impact to pre-tax income related to DAC unlocking. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At both June 30, 2013 and December 31, 2012, variable annuities accounted for the Company’s entire DSI asset of $0.1 million. There was no DSI unlocking during the three months ended June 30, 2013. For the six months ended June 30, 2013 there was relatively no impact to pre-tax income related to DSI unlocking. For the three and six months ended June 30, 2012, there was relatively no impact to pre-tax income related to DSI unlocking. See Note 4 to the Financial Statements for a further discussion.

The long-term equity growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at both June 30, 2013 and 2012.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at June 30, 2013 and December 31, 2012 were $98.5 million and $104.1 million, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At June 30, 2013 and December 31, 2012, future policy benefits were $17.8 million and $16.5 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issued. At June 30, 2013 and December 31, 2012, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	June 30, 2013	December 31, 2012
GMDB liability	$1.3	$1.5
GMIB liability	3.3	3.7

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three and six months ended June 30, 2013, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was less than $0.1 million and $1.4 million, respectively. For the three and six months ended June 30, 2012, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was ($1.3) million and $1.4 million, respectively.

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

At June 30, 2013 and December 31, 2012, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

(dollars in millions)	June 30, 2013	December 31, 2012
GMWB liability	$0.5	$1.1
GMIB reinsurance asset	(6.5)	(8.9)

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

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at June 30, 2013 and December 31, 2012 were:

	June 30, 2013
		Gross Unrealized		Estimated	% of Estimated
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$25.6	$1.8	$(0.1)	$27.3	17%
Industrial	71.4	5.8	(0.4)	76.8	50
Utility	3.4	0.3	-	3.7	2
Asset-backed securities
Housing related	3.8	-	-	3.8	2
Other	0.7	-	-	0.7	0
Commercial mortgage-backed securities - non agency backed	21.5	2.0	(0.2)	23.3	15
Residential mortgage-backed securities
Agency backed	4.4	0.2	-	4.6	4
Non agency backed	0.6	-	-	0.6	0
Government and government agencies
United States	10.8	0.2	(0.3)	10.7	7
Foreign	3.6	0.4	(0.1)	3.9	2

Total fixed maturity AFS securities	145.8	10.7	(1.1)	155.4	99

Equity securities - banking securities	1.4	0.1	-	1.5	1

Total equity securities	1.4	0.1	-	1.5	1

Total fixed maturity and equity securities	$147.2	$10.8	$(1.1)	$156.9	100%

	December 31, 2012
	Amortized Cost/Cost	Gross Unrealized		Estimated	% of Estimated
(dollars in millions)		Gains	Losses/ OTTI (1)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$26.0	$2.4	$-	$28.4	19%
Industrial	66.7	8.9	-	75.6	51
Utility	3.4	0.5	-	3.9	3
Asset-backed securities
Housing related	4.2	-	-	4.2	3
Commercial mortgage-backed securities - non agency backed	19.1	2.8	-	21.9	15
Residential mortgage-backed securities
Agency backed	4.4	0.4	-	4.8	3
Non agency backed	0.7	-	-	0.7	0
Government and government agencies
United States	3.0	0.4	-	3.4	2
Foreign	3.2	0.8	-	4.0	3

Total fixed maturity AFS securities	130.7	16.2	-	146.9	99

Equity securities - banking securities	1.3	0.2	-	1.5	1

Total equity securities	1.3	0.2	-	1.5	1

Total fixed maturity and equity securities	$132.0	$16.4	$-	$148.4	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at June 30, 2013.

Seven issuers represent more than 5% of the total unrealized loss position, comprised of one corporate non-convertible bond, three commercial mortgage backed securities (“CMBS”), two emerging markets holdings, and one treasury security. The Company’s unrealized losses for the three CMBS are $0.2 million. The Company owns one investment grade corporate non-convertible security with unrealized losses totaling $0.1 million and two investment grade emerging markets holdings with $0.2 million of unrealized losses related to the industrial sector. The Company owns one investment grade treasury holding with $0.3 million of unrealized losses.

At June 30, 2013 and December 31, 2012, approximately $4.6 million (or 16%) and $4.8 million (or 18%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Unrealized gains (losses) incurred during the first six months of 2013 and 2012, were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

At June 30, 2013 the Industrial sector had unrealized losses of ($425) thousand of which ($391) thousand were investment grade securities and ($34) thousand were below investment grade securities. There were no sectors with unrealized losses greater than $36 thousand at December 31, 2012.

The amortized cost and estimated fair value of fixed maturity AFS securities at June 30, 2013 and December 31, 2012 by rating agency equivalent were:

	June 30, 2013		December 31, 2012
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$23.0	$24.8	$21.0	$23.6
AA	27.1	28.4	19.4	22.0
A	58.5	63.4	58.4	66.5
BBB	27.0	28.4	26.0	28.4
Below investment grade	10.2	10.4	5.9	6.4

Total fixed maturity AFS securities	$145.8	$155.4	$130.7	$146.9

Investment grade	93%	93%	95%	96%
Below investment grade	7%	7%	5%	4%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At June 30, 2013 and December 31, 2012 approximately $3.8 million (or 2%) and $2.4 million (or 2%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The Company did not hold any trading securities during the three and six months ended June 30, 2013. For the three and six months ended June 30, 2012, there was less than $0.1 million and less than $0.1 million, respectively, of investment income on fixed maturity trading securities and less than $0.1 million and $0.1 million, respectively, of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company also recognized a loss of $0.1 million and $0.1 million, respectively, during the three and six months ended June 30, 2012, on the conversion of a fixed maturity trading security to preferred stock.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at June 30, 2013 and December 31, 2012:

	June 30, 2013
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Loss and OTTI
First lien - fixed
AAA	$1.5	$1.5	$-
Below BBB	2.3	2.3	-

Total	$3.8	$3.8	$-

	December 31, 2012
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Loss and OTTI
First lien - fixed
AAA	$1.7	$1.7	$-
Below BBB	2.5	2.5	-

Total	$4.2	$4.2	$-

	June 30, 2013
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	Total
First lien - fixed
AAA	$1.5	$-	$1.5
Below BBB	1.5	0.8	2.3

Total	$3.0	$0.8	$3.8

	December 31, 2012
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	Total
First lien - fixed
AAA	$1.7	$-	$1.7
Below BBB	0.9	1.6	2.5

Total	$2.6	$1.6	$4.2

OTTI

For the three and six months ended June 30, 2013, the Company had no impairment losses. For both the three and six months ended June 30, 2012, the Company recorded impairment losses of less than $0.1 million, with no associated amortization of VOBA. The impairment loss was the result of the Company impairing a previously OCI impaired holding of a 2005 vintage RMBS in the second quarter due to an adverse change in cash flows.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At June 30, 2013 and December 31, 2012, the Company’s assets included $178.5 million and $185.1 million, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During the first half of 2013 and 2012, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.

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

The following table summarizes the Company’s ratings at August 13, 2013:

2013
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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at June 30, 2013:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$13.6	$25.2	$21.6	$93.6	$154.0
Separate Accounts (a)	74.5	129.5	112.2	394.6	710.8

	$88.1	$154.7	$133.8	$488.2	$864.8

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At both June 30, 2013 and December 31, 2012, the Company’s estimated liability for future guaranty fund assessments was $0.3 million. In addition, the Company has a receivable for future premium tax deductions of $0.1 million and less than $0.1 million at June 30, 2013 and December 31, 2012, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Results of Operations

For the three months ended June 30, 2013 and 2012, the Company recorded net income of less than $0.1 million and $1.0 million, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded net income of $2.0 million and $3.8 million, respectively. The decrease in income during the three and six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to increases in policy benefits and amortization of VOBA driven by stronger equity markets.

Policy charge revenue increased $0.1 million during the three months ended June 30, 2013 as compared to the same period in 2012. Policy charge revenue decreased $0.3 million during the six months ended June 30, 2013 as compared to the same period in 2012.

The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
Asset-based policy charge revenue	$2.0	$1.7	$3.9	$4.0
Guaranteed benefit based policy charge revenue	0.2	0.3	0.5	0.5
Non-asset based policy charge revenue	0.9	1.0	1.8	2.0

Total policy charge revenue	$3.1	$3.0	$6.2	$6.5

Net derivative gains (losses) increased $0.2 million and decreased $0.2 million during the three and six months ended June 30, 2013, respectively, as compared to the same period in 2012. These losses relate to the futures contracts which fluctuate relative to the volatility in the S&P.

Policy benefits increased $0.3 million during the three months ended June 30, 2013 as compared to the same period in 2012. Policy benefits increased $2.0 million during the six months ended June 30, 2013 as compared to the same period in 2012. The following table provides the changes in policy benefits by type:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
Annuity benefit unlocking	$(0.1)	$1.3	$(1.4)	$(1.4	) (a)
Annuity benefit expense	1.6	(0.4)	2.6	0.6	(b)
Life insurance mortality expense	0.6	0.9	1.0	1.0

Total policy benefits	$2.1	$1.8	$2.2	$0.2

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)	The increase in annuity benefit expense was related to a decrease in Separate Account returns in 2013 when compared to 2012.

Amortization of VOBA was $0.9 million and $1.5 million for the three and six months ended June 30, 2013, respectively, which included no unlocking and favorable unlocking of less than $0.1 million, respectively. Amortization of VOBA was $0.3 million and $0.8 million for the three and six months ended June 30, 2012, respectively, which included favorable (unfavorable) unlocking of ($0.6) million and $0.9 million, respectively.

The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
Commissions	$0.6	$0.6	$1.2	$1.3
General insurance expenses	0.4	0.4	0.7	0.7

Total insurance expenses and taxes	$1.0	$1.0	$1.9	$2.0

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

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company recently reached an agreement to end the multi-state exam of several state controllers’ offices regarding compliance with laws and regulations concerning the identification, reporting and escheatment of unclaimed benefits or abandoned funds. The Company is also the subject of other inquiries and market conduct examinations with a similar focus on the handling of unreported claims and abandoned property. The audits and related examination activity may result in additional payments to beneficiaries, escheatment of funds deemed abandoned, administrative penalties and changes in our procedures for the identification of unreported claims and handling of escheatable property. The Company does not believe that any regulatory actions or agreements that result from these examinations will have a material adverse impact on our ability to meet our obligations.

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

Transamerica Advisors Life Insurance Company of New York
(Registrant)

Date: August 13, 2013	/s/ Eric J. Martin
Eric J. Martin
Chief Financial Officer, Vice President, and Controller

EXHIBIT INDEX

31.1	Certification by the President pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.