Form 10-Q
period 2013-09-30
TRANSAMERICA ADVISORS LIFE INSURANCE Co OF NEW YORK
filed 2013-11-13
CIK 862923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

(dollars in thousands, except share data)	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2013 - $137,698; 2012 - $130,665)	$146,412	$146,927
Equity available-for-sale securities, at estimated fair value
(cost: 2013 - $1,373; 2012 - $1,372)	1,396	1,521
Policy loans	50,341	53,132

Total investments	198,149	201,580

Cash and cash equivalents	21,322	22,153
Accrued investment income	2,714	2,931
Deferred policy acquisition costs	938	270
Deferred sales inducements	124	98
Value of business acquired	23,854	25,207
Goodwill	500	500
Receivable for investments sold - net	964	-
Other assets	3,051	2,762
Separate Accounts assets	534,986	526,437

Total Assets	$786,602	$781,938

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$98,117	$104,137
Future policy benefits	18,798	16,529
Claims and claims settlement expenses	2,311	1,777

Total policyholder liabilities and accruals	119,226	122,443

Income taxes - net	4,473	5,146
Affiliated payables - net	383	407
Reinsurance payables - net	24	27
Payables for investments purchased - net	-	90
Other liabilities	1,418	1,582
Separate Accounts liabilities	534,986	526,437

Total Liabilities	660,510	656,132

Stockholder’s Equity
Common stock ($10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	128,638	128,638
Accumulated other comprehensive income, net of taxes	5,349	9,765
Retained deficit	(10,095)	(14,797)

Total Stockholder’s Equity	126,092	125,806

Total Liabilities and Stockholder’s Equity	$786,602	$781,938

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
	(unaudited)

Revenues
Policy charge revenue	$3,140	$3,144	$9,314	$9,673
Net investment income	2,265	2,309	6,961	7,028
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	-	-	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	-	-	-
Portion of other-than-temporary impairments previously recognized in other comprehensive income	-	-	-	(6)

Net other-than-temporary impairment losses on securities recognized in income	-	-	-	(6)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	386	(57)	378	(121)

Net realized investment gains (losses)	386	(57)	378	(127)

Net derivative losses	(204)	(290)	(679)	(948)

Total Revenues	5,587	5,106	15,974	15,626

Benefits and Expenses
Interest credited to policyholder liabilities	959	1,439	3,293	3,681
Policy benefits (net of reinsurance recoveries: 2013 - $0; $0; 2012 - $168; $245)	1,621	(919)	3,815	(754)
Reinsurance premium ceded	74	91	239	231
Amortization (accretion) of deferred policy acquisition costs	(588)	35	(668)	95
Amortization of value of business acquired	85	689	1,545	1,510
Insurance expenses and taxes	1,234	996	3,097	2,976

Total Benefits and Expenses	3,385	2,331	11,321	7,739

Income Before Taxes	2,202	2,775	4,653	7,887

Income Tax Expense (Benefit)	(437)	822	(49)	2,126

Net Income	$2,639	$1,953	$4,702	$5,761

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
	(unaudited)

Net Income	$2,639	$1,953	$4,702	$5,761

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	(93)	2,319	(6,479)	4,539
Reclassification adjustment for (gains) losses included in net income	(915)	171	(1,148)	192

	(1,008)	2,490	(7,627)	4,731

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	-	-	-	-
Change in previously recognized unrealized other-than-temporary impairments	(29)	255	(46)	174
Reclassification adjustment for other-than-temporary impairments included in net income	-	-	-	6

	(29)	255	(46)	180
Adjustments
Policyholder liabilities	-	(591)	641	(735)
Value of business acquired	47	(41)	185	(136)
Deferred income taxes	352	(750)	2,431	(1,434)

	399	(1,382)	3,257	(2,305)

Total other comprehensive income (loss), net of taxes	(638)	1,363	(4,416)	2,606

Comprehensive Income	$2,001	$3,316	$286	$8,367

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	September 30, 2013	December 31, 2012
	(unaudited)	(audited)

Common Stock	$2,200	$2,200

Additional Paid-in Capital	$128,638	$128,638

Accumulated Other Comprehensive Income
Balance at beginning of period	$9,765	$7,347
Total other comprehensive income (loss), net of taxes	(4,416)	2,418

Balance at end of period	$5,349	$9,765

Retained Deficit
Balance at beginning of period	$(14,797)	$(21,990)
Net income	4,702	7,193

Balance at end of period	$(10,095)	$(14,797)

Total Stockholder’s Equity	$126,092	$125,806

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(dollars in thousands)	2013	2012
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,702	$5,761
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	(668)	96
Change in deferred sales inducements	(26)	35
Change in value of business acquired	1,545	1,510
Change in benefit reserves	2,402	(1,931)
Change in income tax accruals	1,757	127
Change in claims and claims settlement expenses	534	(2,941)
Change in other operating assets and liabilities, net	(1,316)	2,211
Amortization of investments	207	90
Interest credited to policyholder liabilities	3,293	3,681
Net change in fixed maturity trading securities	-	(6)
Net realized investment (gains) losses	(378)	127
Net derivative losses	679	948

Net cash and cash equivalents provided by operating activities	12,731	9,708

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	11,224	4,147
Maturities of available-for-sale securities	6,372	10,067
Purchases of available-for-sale securities	(24,464)	(3,715)
Sales of fixed maturity trading securities	-	144
Net settlements on futures contracts	(679)	(948)
Policy loans on insurance contracts, net	2,791	169

Net cash and cash equivalents provided by (used in) investing activities	(4,756)	9,864

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	347	268
Policyholder withdrawals	(9,153)	(5,308)

Net cash and cash equivalents used in financing activities	(8,806)	(5,040)

Net increase (decrease) in cash and cash equivalents (1)	(831)	14,532
Cash and cash equivalents, beginning of year	22,153	10,120

Cash and cash equivalents, end of period	$21,322	$24,652

(1) Included in net increase (decrease) in cash and cash equivalents is interest paid (2013 - $0; 2012 - $1); interest received (2013 - $0; 2012 - $1); Federal income taxes paid (2013 - $0; 2012 - $2,000).

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

Recent Accounting Guidance

Current Adoption of Recent Accounting Guidance

Accounting Standards Codification (“ASC”) 210, Balance Sheet

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities, which enhances disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement. Entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The guidance is effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by this guidance should be applied retrospectively for all comparative periods presented. Currently, the Company does not have any financial investments that are subject to offsetting and therefore this guidance did not impact the Company’s disclosures as of September 30, 2013 and December 31, 2012.

ASC 220, Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), which requires an entity to provide information about significant items reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The guidance is effective prospectively for annual reporting periods, and interim periods within those years, beginning after December 15, 2012. The Company adopted the guidance on January 1, 2013, which affects disclosures but did not impact the Company’s results of operations or financial position.

ASC 740, Income Taxes

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). The guidance requires that the liability related to certain unrecognized tax benefits should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The guidance is effective prospectively for annual reporting periods, and interim periods within those years, beginning after December 15, 2013, with early application permitted. The Company early adopted the guidance in the third quarter of 2013, however this had no impact on the Company’s disclosures or results of operations or financial position. See Note 6 to the Financial Statements for further discussion.

Accounting Guidance Adopted in 2012

ASC 944, Financial Services—Insurance

In October 2010, FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts which modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. An insurance entity may only capitalize incremental direct costs of contract acquisition, the portion of employees’ compensation directly related to time spent performing specified acquisition activities for a contract that has actually been acquired, other costs related directly to specified activities that would not have been incurred had the acquisition contract transaction not occurred, and advertising costs that meet capitalization criteria in other GAAP guidance. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the guidance prospectively on January 1, 2012. The only acquisition costs being capitalized are renewal commissions; therefore there was no change to the current practice of deferring costs. As a result, the adoption did not impact the Company’s results of operations or financial position.

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$100,089	$-	$100,089
Asset-backed securities	-	4,392	-	4,392
Commercial mortgage-backed securities	-	22,289	-	22,289
Residential mortgage-backed securities	-	5,242	-	5,242
Government and government agencies
United States	10,527	-	-	10,527
Foreign	2,495	1,378	-	3,873

Total fixed maturity AFS securities (a)	13,022	133,390	-	146,412
Equity securities - banking securities (a)	-	1,396	-	1,396
Cash equivalents (b)	-	21,575	-	21,575
Separate Accounts assets (c)	534,986	-	-	534,986

Total assets	$548,008	$156,361	$-	$704,369

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(5,902)	$(5,902)

Total liabilities	$-	$-	$(5,902)	$(5,902)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$107,938	$-	$107,938
Asset-backed securities	-	4,196	-	4,196
Commercial mortgage-backed securities	-	21,942	-	21,942
Residential mortgage-backed securities	-	5,511	-	5,511
Government and government agencies
United States	3,359	-	-	3,359
Foreign	2,726	1,255	-	3,981

Total fixed maturity AFS securities (a)	6,085	140,842	-	146,927
Equity securities - banking securities (a)	-	1,521	-	1,521
Cash equivalents (b)	-	23,591	-	23,591
Separate Accounts assets (c)	526,437	-	-	526,437

Total assets	$532,522	$165,954	$-	$698,476

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(7,778)	$(7,778)

Total liabilities	$-	$-	$(7,778)	$(7,778)

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

During 2013 and 2012, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at September 30, 2013 and December 31, 2012:

Fixed maturity AFS securities	September 30, 2013	December 31, 2012
Balance at beginning of period (a)	$-	$1,098

Purchases	1,025	-
Transfers into Level 3	735	-
Transfers out of Level 3	(1,760)	(1,098)

Balance at end of period (a)	$-	$-

(a)	Recorded as a component of fixed maturity AFS securities in the Balance Sheets.

The change in Level 3 fixed maturity AFS securities at September 30, 2013 is due to the transfer from Level 3 to Level 2 of a commercial mortgage-backed security (“CMBS”), which was purchased during the first quarter of 2013. The transfer was due to the availability of market observable data from an external source. There was also an asset-backed security (“ABS”) that transferred from Level 3 to Level 2 due to the availability of market observable data from an external source.

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

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread, which is the most significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 55 basis points (“bps”) at September 30, 2013 and 80 bps at December 31, 2012.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the Standard & Poor’s 500 Composite Price Index (“S&P”) (expressed as a spot rate) was 24.0% and 24.4% at September 30, 2013 and December 31, 2012, respectively. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance
Balance at beginning of period (b)	$1,150	$(8,928)	$2,776	$(9,132)

Changes in interest rates (a)	(602)	1,649	(3)	(733)
Changes in equity markets (a)	(541)	1,876	(782)	883
Other (a)	94	(600)	(841)	54

Balance at end of period (b)	$101	$(6,003)	$1,150	$(8,928)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During the nine months ended September 30, 2013, the change in GMWB and GMIB reinsurance reserves was primarily driven by updated policyholder behavior assumptions and favorable equity market performance. During 2012, the change in the GMWB and GMIB reinsurance reserves was primarily driven by updated policyholder behavior assumptions, decreased risk neutral rates, changes in volatility, and favorable equity market performance.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 assets and liabilities at September 30, 2013 and December 31, 2012:

Description	September 30, 2013 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Liabilities
Future policy benefits (embedded derivatives) - GMWB	$101	Discounted cash flow	Own credit risk	55 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(6,003)	Discounted cash flow	Own credit risk	55 bps
			Long-term volatility	25%

Total liabilities	$(5,902)

Description	December 31, 2012 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Liabilities
Future policy benefits (embedded derivatives) - GMWB	$1,150	Discounted cash flow	Own credit risk	80 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(8,928)	Discounted cash flow	Own credit risk	80 bps
			Long-term volatility	25%

Total liabilities	$(7,778)

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Policy loans (a)	$-	$50,341	$-	$50,341

Total assets	$-	$50,341	$-	$50,341

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Policy loans (a)	$-	$53,132	$-	$53,132

Total assets	$-	$53,132	$-	$53,132

(a)	Policy loans are stated at unpaid principal balance. Fair value is estimated as equal to the book value of the loan.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at September 30, 2013 and December 31, 2012 were:

	September 30, 2013
	Amortized Cost/Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities	$93,255	$7,327	$(493)	$100,089
Asset-backed securities	4,379	36	(23)	4,392
Commercial mortgage-backed securities	20,739	1,751	(201)	22,289
Residential mortgage-backed securities	4,974	268	-	5,242
Government and government agencies
United States	10,764	170	(407)	10,527
Foreign	3,587	364	(78)	3,873

Total fixed maturity AFS securities	$137,698	$9,916	$(1,202)	$146,412

Equity securities - banking securities	$1,373	$25	$(2)	$1,396

Total equity securities	$1,373	$25	$(2)	$1,396

	December 31, 2012
	Amortized Cost/Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities	$96,052	$11,924	$(37)	$107,939
Asset-backed securities	4,166	33	(3)	4,196
Commercial mortgage-backed securities	19,175	2,767	-	21,942
Residential mortgage-backed securities	5,143	379	(11)	5,511
Government and government agencies
United States	2,957	401	-	3,358
Foreign	3,172	809	-	3,981

Total fixed maturity AFS securities	$130,665	$16,313	$(51)	$146,927

Equity securities - banking securities	$1,372	$153	$(4)	$1,521

Total equity securities	$1,372	$153	$(4)	$1,521

(1)	Subsequent unrealized gains (losses) on other-than-temporary (“OTTI”) securities are included in OCI-OTTI.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at September 30, 2013 and December 31, 2012 were:

	September 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$129,200	$137,785	$124,715	$140,554
Below investment grade	8,498	8,627	5,950	6,373

Total fixed maturity AFS securities	$137,698	$146,412	$130,665	$146,927

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P BBB- or higher (or similar rating agency). At September 30, 2013 and December 31, 2012, the estimated fair value of fixed maturity securities rated BBB- were $4,298 and $2,375, respectively, which is the lowest investment grade rating given by S&P.

The amortized cost and estimated fair value of fixed maturity AFS securities at September 30, 2013 and December 31, 2012 by contractual maturities were:

	September 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$3,021	$3,090	$4,801	$4,894
Due after one year through five years	43,977	48,045	36,530	39,966
Due after five years through ten years	49,441	51,359	51,164	58,570
Due after ten years	11,167	11,996	9,686	11,849

	107,606	114,490	102,181	115,279
Mortgage-backed securities and other asset-backed securities	30,092	31,922	28,484	31,648

Total fixed maturity AFS securities	$137,698	$146,412	$130,665	$146,927

In the preceding table, fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company did not hold any trading securities during the three and nine months ended September 30, 2013. For the three months ended September 30, 2012, there was no investment income on fixed maturity trading securities and no income (loss) recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statement of Income. For the nine months ended September 30, 2012, there was $6 of investment income on fixed maturity trading securities and $59 of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statement of Income. The Company also recognized a loss of $53 during the nine months ended September 30, 2012 on the conversion of a fixed maturity trading security to preferred stock.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$7,880	$8,320	$(440)
Asset-backed securities	1,662	1,671	(9)
Commercial mortgage-backed securities	3,646	3,847	(201)
Residential mortgage-backed securities	6	6	-
Government and government agencies
United States	7,410	7,817	(407)
Foreign	810	888	(78)
Equity securities - banking securities	78	80	(2)

Total fixed maturity and equity securities	21,492	22,629	(1,137)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	524	573	(49)
Asset-backed securities	947	960	(13)

Total fixed maturity and equity securities	1,471	1,533	(62)

Greater than one year
Fixed maturity AFS securities
Corporate securities	244	248	(4)
Asset-backed securities	497	498	(1)
Residential mortgage-backed securities	8	8	-

Total fixed maturity and equity securities	749	754	(5)

Total fixed maturity and equity securities	$23,712	$24,916	$(1,204)

	December 31, 2012
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$573	$574	$(1)
Asset-backed securities	1,855	1,857	(2)

Total fixed maturity and equity securities	2,428	2,431	(3)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	240	248	(8)
Residential mortgage-backed securities	22	24	(2)

Total fixed maturity and equity securities	262	272	(10)

Greater than one year
Fixed maturity AFS securities
Corporate securities	760	788	(28)
Asset-backed securities	752	753	(1)
Residential mortgage-backed securities	441	450	(9)
Equity securities - banking securities	76	80	(4)

Total fixed maturity and equity securities	2,029	2,071	(42)

Total fixed maturity and equity securities	$4,719	$4,774	$(55)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 35 and 13 at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013 and December 31, 2012, there were no securities whose fair value had declined below amortized cost by greater than 20%.

Unrealized gains (losses) incurred during the first nine months of 2013 and 2012 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gain (loss) and OTTI included in accumulated other comprehensive income, net of taxes, at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Assets
Fixed maturity securities	$8,714	$16,262
Equity securities	23	149
Value of business acquired	(445)	(632)

	8,292	15,779

Liabilities
Policyholder account balances	-	(640)
Income taxes - deferred	(2,943)	(5,374)

	(2,943)	(6,014)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$5,349	$9,765

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

Derivatives

The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures contracts occur daily. At September 30, 2013, the Company had 10 outstanding short futures contracts with a notional value of $4,186. At December 31, 2012, the Company had 10 outstanding short futures contracts with a notional value of $3,550. Realized losses on settlement of these futures were ($204) and ($679) for the three and nine months ended September 30, 2013, respectively. Realized losses on settlement of these futures were ($290) and ($948) for the three and nine months ended September 30, 2012, respectively. These losses have been recorded in net derivative losses in the Statements of Income.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $335 and $349 as of September 30, 2013 and December 31, 2012, respectively.

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds	$8,872	$1,152	$11,224	$4,147
Gross realized investment gains	487	-	494	152
Gross realized investment losses	(109)	(59)	(124)	(275)

Proceeds on AFS securities sold at a realized loss	2,409	1,422	3,438	3,205

Net realized investment gains (losses) for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fixed maturity securities	$378	$(59)	$370	$(129)
Adjustment related to value of business acquired	8	2	8	2

Net realized investment gains (losses)	$386	$(57)	$378	$(127)

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Balance at beginning of period	$31	$36
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	-	6
Accretion of credit loss impairments previously recognized	(18)	(11)

Balance at end of period	$13	$31

For the three and nine months ended September 30, 2013, the Company recorded no impairment losses. For the three months ended September 30, 2012, the Company recorded no impairment losses. For the nine months ended September 30, 2012, the Company recorded impairment losses of $6, with no associated amortization of value of business acquired. The impairment loss was the result of the Company impairing a previously OCI impaired holding of a 2005 vintage residential mortgage-backed security (“RMBS”) in the second quarter due to an adverse change in cash flows.

Note 4. Value of Business Acquired (“VOBA”), Deferred Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 8% and 9% at September 30, 2013 and 2012, respectively.

The change in the carrying amount of VOBA for the three and nine months ended September 30 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization expense	$(228)	$(111)	$(1,691)	$(1,868)
Unlocking	143	(578)	146	358
Adjustment related to realized gains (losses) on investments	8	2	8	2
Adjustment related to unrealized gains (losses) and OTTI on investments	46	(40)	184	(136)

Change in VOBA carrying amount	$(31)	$(727)	$(1,353)	$(1,644)

For the nine months ended September 30, 2013, the decrease in VOBA was mainly driven by an increase in regular amortization due to positive gross profits while updated policyholder behavior assumptions resulted in favorable unlocking. During the nine months ended September 30, 2012, the change in VOBA was principally driven by the decrease in fair value reserves and favorable equity market performance resulting in amortization and favorable unlocking.

DAC and DSI

The change in the carrying amount of DAC and DSI for the three and nine months ended September 30 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
DAC	2013	2012	2013	2012
Accretion (amortization) expense	(22)	(16)	60	(144)
Unlocking	610	(19)	608	48

Change in DAC carrying amount	$588	$(35)	$668	$(96)

	Three Months Ended September 30,		Nine Months Ended September 30,
DSI	2013	2012	2013	2012
Accretion (amortization) expense	$(9)	$(6)	$21	$(52)
Unlocking	5	(7)	5	17

Change in DSI carrying amount	$(4)	$(13)	$26	$(35)

For the three and nine months ended September 30, 2013, the change in DAC was primarily due to updated policyholder behavior assumptions and a change in reserve calculation resulting in favorable unlocking.

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing a guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the variable annuity GMDB and GMIB liabilities for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
GMDB	2013	2012	2013	2012
Guaranteed benefits incurred	$392	$431	$1,128	$1,254
Guaranteed benefits paid	74	93	(73)	(60)
Unlocking	(294)	(19)	(1,002)	(686)

Change in GMDB	$172	$505	$53	$508

	Three Months Ended September 30,		Nine Months Ended September 30,
GMIB	2013	2012	2013	2012
Guaranteed benefits incurred	$222	$222	$549	$711
Unlocking	782	(1,121)	44	(1,867)

Change in GMIB	$1,004	$(899)	$593	$(1,156)

During the three and nine months ended September 30, 2013, the change in reserves primarily was driven by updated policyholder assumptions and a decrease in the long-term equity growth rate assumption. During the three and nine months ended September 30, 2012, the change in reserves was primarily driven by favorable equity market performance and updates in policyholder behavior assumptions.

The variable annuity GMDB liability at September 30, 2013 and December 31, 2012 was $1,505 and $1,452, respectively. The variable annuity GMIB liability at September 30, 2013 and December 31, 2012 was $4,263 and $3,670, respectively.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value. For the three and nine months ended September 30, 2013 and 2012, an insignificant amount of variable life guaranteed benefits were recorded as policy benefits in the Statements of Income as incurred or paid.

Note 6. Income Taxes

The effective tax rate was 1% and 27% for the nine months ended September 30, 2013 and 2012, respectively. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”).

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

The provision for income tax expense (benefit) consists of the following for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current federal income tax expense	$579	$55	$873	$168
Deferred federal income tax expense (benefit)	(1,016)	767	(922)	1,958

Total income tax expense (benefit)	$(437)	$822	$(49)	$2,126

The provision for income tax (payable) receivable consists of the following for the periods ending September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Current federal income tax receivable	$150	$2,830
Deferred federal income tax payable	(4,623)	(7,976)

Total income tax payable	$(4,473)	$(5,146)

At September 30, 2013 and December 31, 2012, the Company did not have a tax valuation allowance for deferred tax assets. A tax valuation allowance was not deemed necessary as management determined that it is more likely than not that the deferred tax assets will be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $265 (gross $757) and $240 (gross $686) that should not be recognized at September 30, 2013 and December 31, 2012 respectively, which primarily relates to uncertainty regarding the sustainability of certain deductions taken on the 2012, 2011, 2010, 2009, and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	September 30, 2013	December 31, 2012
Balance at beginning of period	$240	$229
Additions for tax positions of prior years	25	11

Balance at end of period	$265	$240

At December 31, 2012 the Company had an operating loss carryforward for federal income tax purposes of $8,490 (net of the ASC 740 reduction of $686) with a carryforward period of fifteen years that expire at various dates up to 2026. As of September 30, 2013, the Company expects to utilize the entire operating loss carryforward in 2013. The Company has a foreign tax credit carryforward at December 31, 2012 of $565 with a carryforward period of ten years that will expire at various dates up to 2022. Also, the Company has an Alternative Minimum Tax credit carryforward for federal income tax purposes of $371 at December 31, 2012 with an indefinite carryforward period. As of September 30, 2013, the Company does not expect to utilize either of these credit carryforwards in 2013.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. These amounts are included in insurance expenses and taxes on the Statements of Income. The Company has not incurred or recognized any penalties or interest expense in its financial statements at September 30, 2013 and December 31, 2012, respectively.

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

The Company filed a separate federal income tax return for the years 2008 through 2012. A tax return has been filed for 2012, 2011, 2010, and 2009 but no examination by the Internal Revenue Service has commenced.

Note 7. Accumulated Other Comprehensive Income

The following table presents the change in accumulated other comprehensive income by component for the period ended September 30, 2013:

September 30, 2013
Unrealized Holding Gains (Losses) on AFS Securities (a)
Beginning balance	$9,765

Other comprehensive loss before reclassifications	(3,676)
Amounts reclassified from accumulated other comprehensive income	(740)

Net current period other comprehensive loss	(4,416)

Ending balance	$5,349

(a)	All amounts are net of taxes.

The following table presents the reclassifications out of accumulated other comprehensive income for the period ended September 30, 2013:

September 30, 2013
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$1,148	Net realized investment gains (losses)
	-	Portion of other-than-temporary impairments previously recognized in other comprehensive income

	1,148	Total before tax
	408	Tax expense

	$740	Net of tax

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

The Company’s statutory net income for the nine months ended September 30, 2013 and 2012 was $20,882 and $15,525, respectively. Statutory capital and surplus at September 30, 2013 and December 31, 2012 was $94,672 and $77,462, respectively.

During the first nine months of 2013 and 2012, the Company did not pay any dividends to AUSA or receive any capital contributions from AUSA.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2013 and December 31, 2012, reinsurance payables were $24 and $27, respectively. The Company did not have a reinsurance reserve at September 30, 2013 and December 31, 2012.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At September 30, 2013, 50% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2012, 53% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 10. Related Party Transactions

At September 30, 2013 the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three and nine months ended September 30, 2013, the Company incurred $153 and $482, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2012, the Company incurred $167 and $509, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and nine months ended September 30, 2013, the Company incurred $42 and $124, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2012, the Company incurred $27 and $107, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three and nine months ended September 30, 2013, the Company incurred $516 and $1,588, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2012, the Company incurred $532 and $1,637, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three and nine months ended September 30, 2013, the Company incurred $4 and $12, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2012, the Company incurred $4 and $12, respectively, in expenses under this agreement.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has also entered into a distribution and shareholder services agreement for certain of the said funds. During the three and nine months ended September 30, 2013, the Company received $22 and $60, respectively, in revenue under this agreement. During the three and nine months ended September 30, 2012, the Company received $18 and $55, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a service agreement with Western Reserve Life Assurance Co. of Ohio (“WRL”) whereby WRL will perform specified administrative functions in connection with the operation of the Company except to the extent that the services are performed for the Company by another party. During the three and nine months ended September 30, 2013, the Company incurred $291 and $591, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2012, the Company incurred $195 and $512, respectively, in expenses under this agreement.

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

The following tables summarize each business segment’s contribution to select Statements of Income information for the three and nine months ended:

	Annuity	Life Insurance	Total
Three months ended September 30, 2013
Net revenues (a)	$3,234	$1,394	$4,628
Amortization (accretion) of VOBA	(415)	500	85
Policy benefits (net of reinsurance recoveries)	1,288	333	1,621
Income tax benefit	(350)	(87)	(437)
Net income	2,309	330	2,639

Three months ended September 30, 2012
Net revenues (a)	$2,330	$1,337	$3,667
Amortization (accretion) of VOBA	918	(229)	689
Policy benefits (net of reinsurance recoveries)	(1,134)	215	(919)
Income tax expense	421	401	822
Net income	1,250	703	1,953

	Annuity	Life Insurance	Total
Nine months ended September 30, 2013
Net revenues (a)	$8,510	$4,171	$12,681
Amortization of VOBA	375	1,170	1,545
Policy benefits (net of reinsurance recoveries)	2,531	1,284	3,815
Income tax expense (benefit)	(120)	71	(49)
Net income	3,772	930	4,702

Nine months ended September 30, 2012
Net revenues (a)	$7,881	$4,064	$11,945
Amortization of VOBA	1,319	191	1,510
Policy benefits (net of reinsurance recoveries)	(1,980)	1,226	(754)
Income tax expense	1,599	527	2,126
Net income	4,273	1,488	5,761

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

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

Deposits

Total direct deposits (including internal exchanges) were $0.2 million and $0.3 million for the three and nine months ended September 30, 2013, respectively. Total direct deposits (including internal exchanges) were $0.2 million and $0.4 million for the three and nine months ended September 30, 2012, respectively.

Financial Condition

At September 30, 2013, the Company’s assets were $786.6 million or $4.7 million higher than the $781.9 million in assets at December 31, 2012. Assets excluding Separate Accounts assets decreased $3.9 million during the third quarter of 2013. Separate Accounts assets, which represent 68% of total assets, increased $8.5 million to $535.0 million.

Changes in Separate Accounts assets were as follows:

	Nine Months Ended September 30,
(dollars in millions)	2013	2012
Investment performance	$61.3	$54.9
Deposits	0.4	0.2
Policy fees and charges	(8.3)	(8.5)
Surrenders, benefits and withdrawals	(44.9)	(46.9)

Net change	$8.5	$(0.3)

During the first nine months of 2013 and 2012, the Company did not have any fixed contract owner deposits and fixed contract owner withdrawals were $4.1 million and $3.9 million, respectively.

Business Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended September 30, 2013 with increases of 1%, 11% and 5%, respectively, from June 30, 2013. The Dow, NASDAQ and S&P ended September 30, 2013 with increases of 15%, 25% and 18%, respectively, from December 31, 2012.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 70% of Separate Accounts assets were invested in equity-based mutual funds at September 30, 2013. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the nine months ended September 30, 2013, average variable account balances decreased $9.1 million (or 1.7%) to $534.8 million as compared to the same period in 2012.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Average medium term interest rate yield (a)	0.61%	0.34%	0.61%	0.34%
Increase (decrease) in medium term interest rates (in basis points)	(3)	(8)	24	(6)
Credit spreads (in basis points) (b)	125	160	125	160
Expanding (contracting) of credit spreads (in basis points)	(15)	(55)	1	(125)

Increase (decrease) on market valuations (in millions)
Available-for-sale (“AFS”) investment securities	$(1.0)	$2.7	$(7.6)	$4.9
Interest-sensitive policyholder liabilities	-	(0.6)	0.6	(0.7)

Net change on market valuations	$(1.0)	$2.1	$(7.0)	$4.2

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value. At September 30, 2013 and December 31, 2012, approximately $2.1 million (or 1.5%) and $2.0 million (or 2%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

For the three and nine months ended September 30, 2013, the Company did not record an OTTI in income. For the three months ended September 30, 2012, the Company did not incur any impairment losses. For the nine months ended September 30, 2012, the Company recorded impairment losses of less than $0.1 million, with no associated amortization of value of business acquired.

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. The Company has entered into exchange traded derivatives, such as futures contracts, to hedge the costs of the volatility of the S&P. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, is calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. At September 30, 2013, the Company had 10 outstanding short futures contracts with a notional value of $4.2 million. At December 31, 2012, the Company had 10 outstanding short futures contracts with a notional value of $3.6 million. Realized losses on settlement of these futures were ($0.2) million and ($0.7) million for the three and nine months ended September 30, 2013, respectively. Realized losses on settlement of these futures were ($0.3) million and ($0.9) million for the three and nine months ended September 30, 2012, respectively. These losses have been recorded in net derivative losses in the Statements of Income.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At September 30, 2013 and December 31, 2012, the Company’s VOBA asset was $23.9 million and $25.2 million, respectively. For the three and nine months ended September 30, 2013, the favorable impact to pre-tax net income related to VOBA unlocking was $0.1 million. For the three and nine months ended September 30, 2012, the favorable (unfavorable) impact to pre-tax net income related to VOBA unlocking was ($0.6) million and $0.4 million, respectively. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At September 30, 2013 and December 31, 2012, variable annuities accounted for the Company’s entire DAC asset of $0.9 million and $0.3 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. There was $0.6 million in favorable DAC unlocking for the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, there was relatively no impact to pre-tax income related to DAC unlocking. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At September 30, 2013 and December 31, 2012, variable annuities accounted for the Company’s entire DSI asset of $0.1 million. See Note 4 to the Financial Statements for a further discussion.

The long-term equity growth rate assumption for the amortization of VOBA, DAC and DSI was 8% and 9% at September 30, 2013 and 2012, respectively.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at September 30, 2013 and December 31, 2012 were $98.1 million and $104.1 million, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At September 30, 2013 and December 31, 2012, future policy benefits were $18.8 million and $16.5 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issued. At September 30, 2013 and December 31, 2012, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	September 30, 2013	December 31, 2012
GMDB liability	$1.5	$1.5
GMIB liability	4.3	3.7

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three and nine months ended September 30, 2013, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was ($0.5) million and $1.0 million, respectively. For the three and nine months ended September 30, 2012, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was $1.2 million and $2.6 million, respectively.

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

At September 30, 2013 and December 31, 2012, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

(dollars in millions)	September 30, 2013	December 31, 2012
GMWB liability	$0.1	$1.1
GMIB reinsurance asset	(6.0)	(8.9)

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

•

ASC 740, Income Taxes – ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, requires that the liability related to certain unrecognized tax benefits should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryfoward if such settlement is required or expected in the event the uncertain tax position is disallowed – early adoption September 30, 2013.

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

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at September 30, 2013 and December 31, 2012 were:

	September 30, 2013
		Gross Unrealized		Estimated	% of Estimated
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$25.7	$1.7	$(0.1)	$27.3	18%
Industrial	61.3	5.1	(0.4)	66.0	45
Utility	6.3	0.4	-	6.7	6
Asset-backed securities
Housing related	3.6	-	-	3.6	2
Other	0.7	-	-	0.7	-
Commercial mortgage-backed securities - non agency backed	20.7	1.8	(0.2)	22.3	15
Residential mortgage-backed securities
Agency backed	4.4	0.2	-	4.6	3
Non agency backed	0.6	0.1	-	0.7	-
Government and government agencies
United States	10.8	0.2	(0.4)	10.6	7
Foreign	3.6	0.4	(0.1)	3.9	3

Total fixed maturity AFS securities	137.7	9.9	(1.2)	146.4	99

Equity securities - banking securities	1.4	-	-	1.4	1

Total equity securities	1.4	-	-	1.4	1

Total fixed maturity and equity securities	$139.1	$9.9	$(1.2)	$147.8	100%

	December 31, 2012
		Gross Unrealized		Estimated	% of Estimated
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$26.0	$2.4	$-	$28.4	19%
Industrial	66.7	8.9	-	75.6	51
Utility	3.4	0.5	-	3.9	3
Asset-backed securities - housing related	4.2	-	-	4.2	3
Commercial mortgage-backed securities - non agency backed	19.1	2.8	-	21.9	15
Residential mortgage-backed securities
Agency backed	4.4	0.4	-	4.8	3
Non agency backed	0.7	-	-	0.7	-
Government and government agencies
United States	3.0	0.4	-	3.4	2
Foreign	3.2	0.8	-	4.0	3

Total fixed maturity AFS securities	130.7	16.2	-	146.9	99

Equity securities - banking securities	1.3	0.2	-	1.5	1

Total equity securities	1.3	0.2	-	1.5	1

Total fixed maturity and equity securities	$132.0	$16.4	$-	$148.4	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at September 30, 2013.

Five issuers represent more than 5% of the total unrealized loss position: comprised of three CMBS, one emerging markets holding, and one Treasury security. The Company’s CMBS unrealized loss is $0.2 million. The emerging markets holding has an unrealized loss of $0.1 million. Finally, the Treasury holding has an unrealized loss of $0.4 million. These unrealized losses are the result of a general rise in interest rates.

At September 30, 2013 and December 31, 2012, approximately $4.6 million (or 17%) and $4.8 million (or 18%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Unrealized gains (losses) incurred during the first nine months of 2013 and 2012, were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

At September 30, 2013 the Industrial sector and the United States Government sector had unrealized losses of ($343) thousand and ($407) thousand, of which ($285) thousand and ($407) thousand were investment grade, respectively. The Industrial sector also has two securities with an unrealized loss of ($58) thousand that were below investment grade. There were no sectors with unrealized losses greater than ($36) thousand at December 31, 2012.

The amortized cost and estimated fair value of fixed maturity AFS securities at September 30, 2013 and December 31, 2012 by rating agency equivalent were:

	September 30, 2013		December 31, 2012
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$22.2	$23.7	$21.0	$23.6
AA	27.0	28.2	19.4	22.0
A	52.0	56.5	58.4	66.5
BBB	28.0	29.4	26.0	28.4
Below investment grade	8.5	8.6	5.9	6.4

Total fixed maturity AFS securities	$137.7	$146.4	$130.7	$146.9

Investment grade	94%	94%	95%	96%
Below investment grade	6%	6%	5%	4%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At September 30, 2013 and December 31, 2012 approximately $4.3 million (or 3%) and $2.4 million (or 2%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at September 30, 2013 and December 31, 2012:

	September 30, 2013
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Loss and OTTI
First lien - fixed
AAA	$1.5	$1.5	$-
Below BBB	2.2	2.2	-

Total	$3.7	$3.7	$-

	December 31, 2012
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Loss and OTTI
First lien - fixed
AAA	$1.7	$1.7	$-
Below BBB	2.5	2.5	-

Total	$4.2	$4.2	$-

	September 30, 2013
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	Total
First lien - fixed
AAA	$1.5	$-	$1.5
Below BBB	1.4	0.8	2.2

Total	$2.9	$0.8	$3.7

	December 31, 2012
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	Total
First lien - fixed
AAA	$1.7	$-	$1.7
Below BBB	0.9	1.6	2.5

Total	$2.6	$1.6	$4.2

OTTI

For the three and nine months ended September 30, 2013, the Company had no impairment losses. For the three months ended September 30, 2012, the Company did not incur any impairment losses. For the nine months ended September 30, 2012, the Company recorded impairment losses of less than $0.1 million, with no associated amortization of VOBA. The impairment loss was the result of the Company impairing a previously OCI impaired holding of a 2005 vintage RMBS in the second quarter due to an adverse change in cash flows.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At September 30, 2013 and December 31, 2012, the Company’s assets included $185.1 million of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During the first nine months of 2013 and 2012, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.

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

The following table summarizes the Company’s ratings at November 13, 2013:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at September 30, 2013:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$13.6	$25.3	$21.3	$86.7	$146.9
Separate Accounts (a)	66.6	118.3	99.2	437.1	721.2

	$80.2	$143.6	$120.5	$523.8	$868.1

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At September 30, 2013 and December 31, 2012, the Company’s estimated liability for future guaranty fund assessments was $0.3 million. In addition, the Company has a receivable for future premium tax deductions of $0.1 million and less than $0.1 million at September 30, 2013 and December 31, 2012, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Results of Operations

For the three months ended September 30, 2013 and 2012, the Company recorded net income of $2.6 million and $2.0 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded net income of $4.7 million and $5.8 million, respectively.

Policy charge revenue had no change during the three months ended September 30, 2013 as compared to the same period in 2012. Policy charge revenue decreased $0.4 million during the nine months ended September 30, 2013 as compared to the same period in 2012.

The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Asset-based policy charge revenue	$1.9	$1.8	$5.8	$5.9
Guaranteed benefit based policy charge revenue	0.3	0.3	0.8	0.8
Non-asset based policy charge revenue	0.9	1.0	2.7	3.0

Total policy charge revenue	$3.1	$3.1	$9.3	$9.7

Net derivative losses decreased $0.1 million and $0.2 million, respectively, during the three and nine months ended September 30, 2013, respectively, as compared to the same period in 2012. These losses relate to the futures contracts which fluctuate relative to the volatility in the S&P.

Policy benefits increased $2.5 million during the three months ended September 30, 2013 as compared to the same period in 2012. Policy benefits increased $4.6 million during the nine months ended September 30, 2013 as compared to the same period in 2012. The following table provides the changes in policy benefits by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Annuity benefit unlocking	$0.5	$(1.0)	$(1.0)	$(2.5	) (a)
Annuity benefit expense	0.8	(0.1)	3.5	0.5	(b)
Life insurance mortality expense	0.3	0.2	1.3	1.2

Total policy benefits	$1.6	$(0.9)	$3.8	$(0.8)

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)	The increase in annuity benefit expense was a result of benefits paid exceeding the release of fair value reserves.

Amortization of VOBA was less than $0.1 million and $1.5 million for the three and nine months ended September 30, 2013, respectively, which included favorable unlocking of $0.1 million. Amortization of VOBA was $0.7 million and $1.5 million for the three and nine months ended September 30, 2012, which included favorable (unfavorable) unlocking of ($0.6) million and $0.4 million, respectively.

The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Commissions	$0.5	$0.6	$1.7	$1.9
General insurance expenses	0.7	0.4	1.4	1.1

Total insurance expenses and taxes	$1.2	$1.0	$3.1	$3.0

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

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company recently reached an agreement to end a multi-state exam with several state insurance regulators and state controllers’ offices regarding compliance with laws and regulations concerning the identification, reporting, and escheatment of unclaimed benefits or abandoned funds. In addition, the Company is also the subject of other inquiries and market conduct examinations with a similar focus on the handling of unreported claims and abandoned property. The audits and related examination activity may result in additional payments to beneficiaries, escheatment of funds deemed abandoned, administrative penalties and changes in our procedures for the identification of unreported claims and handling of escheatable property. The Company does not believe that any regulatory actions or agreements that result from these examinations will have a material adverse impact on our ability to meet our obligations.

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

Transamerica Advisors Life Insurance Company of New York
(Registrant)

Date: November 13, 2013	/s/ Eric J. Martin
Eric J. Martin
Chief Financial Officer, Vice President, and Controller

EXHIBIT INDEX

31.1	Certification by the President pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.