Form 10-K
period 2013-12-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co OF NEW YORK
filed 2014-03-27
CIK 862923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The Registrant is currently licensed to conduct business in nine states. During 2013, life insurance and/or annuity deposits on existing policies were primarily received in New York, 76%, Florida, 15%, and Pennsylvania, 9%. Currently, the Company is not issuing new life insurance, variable annuity and market value adjusted annuity products. It is the intention of the Company to merge with an affiliated life insurance company, Transamerica Financial Life Insurance Company, during the second half of 2014, at which time the Company will cease to exist.

The Company makes available, free of charge, annual reports on Form 10-K, quarterly reports on 10-Q, and current reports on Form 8-K. This information is available through the About Us section under Financial Strength of the Transamerica website at www.transamerica.com. These reports are available through the website as soon as reasonably practicable after the Registrant electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

The exposure to credit spreads primarily relates to market price variability and reinvestment risk associated with changes in credit spreads. If issuer credit spreads widen or increase significantly over an extended period of time, it would likely result in additional other-than-temporary impairments and increases in the net unrealized loss position in our investment portfolio will likely result. If credit spreads tighten significantly, net investment income associated with new purchases of fixed maturities may be reduced. Credit spread tightening may also cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread. In addition, market volatility may make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes from market volatility, which could have a material effect on our results of operations or financial condition.

The exposure to equity risks relates to the potential for lower earnings associated with our equity-based Separate Accounts, where fee income is earned based upon account values. The significant fluctuations in equity markets over the last several years have significantly impacted the account values and related fee income during those years. In addition, certain of our products offer guaranteed benefits which increase our potential benefit exposure and statutory capital exposure should equity markets decline. Sustained declines in equity markets may result in the need to devote significant additional capital to support these products.

The insurance industry is heavily regulated and changes in regulation, including the enactment of, and adoption of regulations under The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), may adversely affect our results of operations and liquidity

The insurance industry is subject to comprehensive state regulation and supervision. We are also impacted by federal legislation and administrative policies in areas such as financial services regulations and federal taxation. The primary purpose of state regulation of the insurance business is to protect policyholders. The laws of the various states establish insurance departments with broad powers to regulate such matters as: licensing companies to transact business, admitting statutory assets, regulating unfair trade and claims practices, establishing statutory reserve requirements and solvency standards, restricting various transactions between affiliates and regulating the types, amounts and valuation of investments. State insurance regulators, federal regulators and the National Association of Insurance Commissioners (“NAIC”) continually reexamine existing laws and regulations, and may impose changes in the future.

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. As the amount and timing of an assessment is beyond our control, the liabilities established for these potential assessments may not be adequate.

Recently, there has been an increase in potential federal initiatives that would affect the financial services industry. The Dodd-Frank Act, which was enacted in July 2010, provides for comprehensive changes to the regulation of the financial services industry by granting existing government agencies and newly created government agencies and bodies (e.g., the Financial Stability Oversight Council and the Federal Insurance Office) authority to promulgate new financial regulations applicable to financial institutions. These new regulations may subject our parent to a number of requirements, including, among others, stress tests and stricter prudential standards, such as stricter requirements and limitations relating to liquidity, credit exposure and risk management. In addition, the Dodd-Frank Act authorizes the Federal Insurance Office, which does not have general authority over the business of insurance, to make recommendations to the Financial Stability Oversight Council that certain insurers be subject to more stringent regulation. Further, as required by the Dodd-Frank Act, the Federal Insurance Office recently issued a report with recommendations on how to modernize and improve the system of insurance regulation in the United States. Many of the provisions of this legislation require substantial rulemaking across numerous agencies within the federal government. Although this process has begun, it is proceeding substantially slower than the aggressive schedule contemplated at the time of enactment. Consequently, the ultimate impact of any of these provisions on our results of operations, liquidity or capital resources is currently indeterminable.

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

Changes in equity markets and other factors may significantly affect our financial results

The fee revenue that is earned on equity-based Separate Accounts assets is generally based upon account values. As strong equity markets result in higher account values, strong equity markets positively affect our results of operations through increased policy charge revenue and decreased benefit exposure. Increased fee revenue resulting from strong equity markets increases the expected gross profits (“EGPs”) from variable insurance products as do lower-than-expected lapses, mortality rates, and expenses. As a result, the higher EGPs may improve margins through lower amortized costs related to deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), and value of business acquired (“VOBA”). Correspondingly, a decrease in the equity markets as well as increases in lapses, mortality rates, and expenses depending upon their significance, may reduce margins through higher net amortized costs associated with DAC, DSI, and VOBA and may have a material adverse effect on our results of operations and capital resources. For more information on DAC, DSI, and VOBA amortization, see Item 7–Management’s Narrative Analysis of Results of Operations–Critical Accounting Policies and Estimates below.

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

The Company is currently being audited on behalf of multiple states’ treasury and controllers’ offices for compliance with laws and regulations concerning the identification, reporting and escheatment of unclaimed benefits or abandoned funds. The audits focus on insurance company processes and procedures for identifying unreported death claims, and their use of the Social Security Master Death File to identify deceased policy and contract holders. In addition, we are the subject of multiple state Insurance Department inquiries and market conduct examinations with a similar focus on the handling of unreported claims and abandoned property. The audits and related examination activity have resulted in or may result in additional payments to beneficiaries, escheatment of funds deemed abandoned, administrative penalties and changes in our procedures for the identification of unreported claims and handling of escheatable property. The Company does not believe that any regulatory actions or agreements that result from these examinations will have a material adverse impact on our ability to meet our obligations. For further discussion, see Item 3. Legal Proceedings below.

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

During 2013 and 2012, the Company did not receive a capital contribution from AUSA. In 2013 and 2012, the Company did not pay a dividend to AUSA. No other cash or stock dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of New York, notice of intention to declare a dividend must be filed with the New York Superintendent of Insurance who may disallow the payment. See Note 8 to the Registrant’s Financial Statements.

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

Valuation of Fixed Maturity and Equity Securities

The Company’s investments consist principally of fixed maturity and equity securities that are classified as available-for-sale (“AFS”) which are reported at estimated fair value. In addition, the Company held fixed maturity securities which contain a conversion to equity feature, which is considered an embedded derivative. These fixed maturity securities have been classified as trading and are reported at estimated fair value. During 2012, the last of these securities converted so the Company no longer holds any of these securities as of December 31, 2013 and 2012. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its investments. The Company’s valuation policy utilizes a pricing hierarchy which dictates that publicly available prices are initially sought from indices and third-party pricing services. In the event that pricing is not available from these sources, those securities are submitted to brokers to obtain quotes. If broker quotes are not available, then securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value. At December 31, 2013, there were no private placement securities in the Company’s fixed maturity and equity securities portfolio. At December 31, 2012, approximately $2.0 million (or 2%) of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

During the year ended December 31, 2013, the Company did not incur any impairment losses. For the years ended December 31, 2012 and 2011, the Company recorded an OTTI in income, with no value of business acquired amortization, of less than $0.1 million.

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. The Company has entered into exchange traded derivatives, such as futures and total return swaps, to hedge minimum guarantees on variable annuity contracts. All derivatives are recognized on the Balance Sheet and are carried at fair value with changes in fair value recognized as a component of net derivative gains (losses) in the Statements of Income.

At December 31, 2013, the Company had 10 outstanding short futures contracts with a notional value of $4.6 million. At December 31, 2012, the Company had 10 outstanding short futures contracts with a notional value of $3.6 million. Realized losses on settlement of these futures were ($1.1) million and ($0.9) million for the periods ended December 31, 2013 and 2012, respectively. These losses have been recorded in net derivative losses in the Statements of Income.

During 2013, the Company entered into total return swaps which are based on the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Company uses total return swaps to hedge equity risk. At December 31, 2013, the Company had total return swaps with a notional value of $1.1 million and a net fair value of less than ($0.1) million. The Company recognized less than ($0.1) million of losses from the change in fair value of the total return swaps in net derivative losses in the Statements of Income.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At December 31, 2013 and 2012, the Company’s VOBA asset was $24.6 million and $25.2 million, respectively. For the years ended December 31, 2013, 2012 and 2011, the favorable (unfavorable) impact to pre-tax net income related to VOBA unlocking was $0.8 million, $0.2 million and ($0.7) million, respectively. There were no impairment charges in 2013, 2012 and 2011. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At December 31, 2013 and 2012, variable annuities accounted for the Company’s entire DAC asset of $0.4 million and $0.3 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the years ended December 31, 2013, 2012 and 2011, the favorable (unfavorable) impact to pre-tax net income related to DAC unlocking was less than ($0.1) million, $0.1 million and less than ($0.1) million, respectively. See Note 4 to the Financial Statements for a further discussion.

DSI

The Company offers a sales inducement whereby the contract owner receives a bonus which increases the initial account balance by an amount equal to a specified percentage of the contract owner’s deposit. This amount may be subject to recapture under certain circumstances. Consistent with DAC, sales inducements for variable annuity contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. The impact of these revisions on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. It is reasonably possible that estimates of future gross profits could be reduced in the future, resulting in a material reduction in the carrying amount of the DSI asset.

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income. At December 31, 2013 and 2012, variable annuities accounted for the Company’s entire DSI asset of $0.1 million. See Note 4 to the Financial Statements for a further discussion.

The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 8% at December 31, 2013 and 9% at December 31, 2012 and 2011.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down to fair value based primarily on discounted cash flows. The Company performed the annual test of goodwill at December 31, 2013, 2012 and 2011 and determined there was no impairment of goodwill.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at December 31, 2013 and 2012 were $97.2 million and $104.1 million, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At December 31, 2013 and 2012, future policy benefits were $19.3 million and $16.5 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At December 31, 2013 and 2012, GMDB and GMIB liabilities included within future policy benefits were as follows:

	December 31,
(dollars in millions)	2013	2012
GMDB liability	$ 1.2	$ 1.5
GMIB liability	3.5	3.7

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”) if actual experience or evidence suggests that the assumptions should be revised. For the years ended December 31, 2013, 2012 and 2011, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was $2.4 million, $2.8 million and ($2.4) million, respectively.

Future policy benefits also include liabilities, which can be either positive or negative, for contracts containing GMWB provisions and for the reinsurance of GMIB provisions (“GMIB reinsurance”) for contracts based on the fair value of the underlying benefit. GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host contract. The fair value of these guarantees are calculated as the present value of future expected payments to policyholders less the present value of assessed rider fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions.

At December 31, 2013 and 2012, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

	December 31,
(dollars in millions)	2013	2012
GMWB liability	$ (0.1)	$ 1.1
GMIB reinsurance asset	(4.0)	(8.9)

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

The Company filed a separate federal income tax return for the years 2008 through 2012, but no examination by the Internal Revenue Service has commenced. Effective January 1, 2013 for federal income tax purposes, the Company joined in a consolidated income tax return filing with its direct parent, AUSA, and its indirect parent, Transamerica Corporation, and other affiliated companies. A tax return has not yet been filed for 2013.

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

•

ASC 944, Financial Services – Insurance – ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts – modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts – adopted January 1, 2012.

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

Deposits

Total direct deposits (including internal exchanges) were $0.3 million, $0.3 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. During 2013, there were no internal exchanges. Internal exchanges during 2012 and 2011 were $0.1 million and $0.2 million, respectively.

Financial Condition

At December 31, 2013, the Company’s assets were $803.7 million or $19.5 million higher than the $784.2 million in assets at December 31, 2012. Assets excluding Separate Accounts assets decreased $5.3 million. Separate Accounts assets, which represent 69% of total assets increased $24.9 million (or 4.7%) to $551.3 million. Changes in Separate Accounts assets were as follows:

	December 31,
	2013	2012
Investment performance	$96.8	$59.6
Deposits	0.3	0.3
Policy fees and charges	(11.1)	(11.3)
Surrenders, benefits and withdrawals	(61.1)	(63.9)

Net change	$24.9	$(15.3)

There were no fixed contract owner deposits in 2013, 2012 and 2011. During 2013, 2012 and 2011, fixed contract owner withdrawals were $4.9 million, $4.7 million, and $6.7 million, respectively.

Investments

The Company maintains a general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents.

The following schedule identifies the Company’s general account invested assets by type at December 31:

	2013	2012
Fixed maturity AFS securities
Investment grade	61%	63%
Below investment grade	4	3

Total fixed maturity AFS securities	65	66

Policy loans	22	24
Cash and cash equivalents	13	10

	100%	100%

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at December 31, 2013 and 2012 were:

	December 31, 2013
		Gross Unrealized			% of
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Estimated Fair Value	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$23.7	$1.8	$(0.2)	$25.3	17%
Industrial	58.5	4.8	(0.3)	63.0	43
Utility	8.3	0.5	-	8.8	7
Asset-backed securities
Housing related	3.6	-	-	3.6	3
Other	0.7	-	-	0.7	1
Commercial mortgage-backed securities - non agency backed	20.5	1.6	(0.2)	21.9	15
Residential mortgage-backed securities
Agency backed	4.3	0.2	-	4.5	3
Non agency backed	0.2	-	-	0.2	-
Government and government agencies
United States	10.8	0.1	(0.6)	10.3	7
Foreign	3.6	0.3	(0.1)	3.8	3

Total fixed maturity AFS securities	134.2	9.3	(1.4)	142.1	99
Equity securities - banking securities	1.4	-	-	1.4	1

Total equity securities	1.4	-	-	1.4	1

Total fixed maturity and equity securities	$135.6	$9.3	$(1.4)	$143.5	100%

	December 31, 2012
		Gross Unrealized			% of
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Estimated Fair Value	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$26.0	$2.4	$-	$28.4	19%
Industrial	66.7	8.9	-	75.6	51
Utility	3.4	0.5	-	3.9	3
Asset-backed securities - housing related	4.2	-	-	4.2	3
Commercial mortgage-backed securities -non agency backed	19.1	2.8	-	21.9	15
Residential mortgage-backed securities
Agency backed	4.4	0.4	-	4.8	3
Non agency backed	0.7	-	-	0.7	-
Government and government agencies
United States	3.0	0.4	-	3.4	2
Foreign	3.2	0.8	-	4.0	3

Total fixed maturity AFS securities	130.7	16.2	-	146.9	99
Equity securities - banking securities	1.3	0.2	-	1.5	1

Total equity securities	1.3	0.2	-	1.5	1

Total fixed maturity and equity securities	$132.0	$16.4	$-	$148.4	100%

(1) Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at December 31, 2013.

Five issuers represent more than 5% of the total unrealized loss position, comprised of two CMBS, two government and government agency issuers and one corporate – industrial sector issuer. The Company’s CMBS unrealized loss is less than $0.2 million, while the corporate – industrial issuer has $0.1 million of unrealized losses. The largest impact relates to the government and government agencies sector, which makes up $0.6 million of unrealized losses.

Financial Services Sector

The Company’s $0.2 million of gross unrealized losses within the corporate – financial services sector has a fair value of $2.9 million. The majority of the unrealized loss within the financial services sector relates to the banking sub-sector. There are no individual issuers rated below investment grade in this sector which have an unrealized loss position greater than $0.2 million.

Industrial Sector

The Company’s $0.3 million of gross unrealized losses within the corporate – industrial sector has a fair value of $6.5 million. The industrial sector is further subdivided into various sub-sectors with a majority of its gross unrealized losses in the energy, basic industry and communications sub-sectors. The unrealized loss in these sub-sectors is primarily driven by interest rate increases during 2013.

There are no individual issuers rated below investment grade in this sector which have an unrealized loss position greater than $0.2 million.

CMBS

CMBS are securitizations of underlying pools of mortgages on commercial real estate. The underlying mortgages have varying risk characteristics and are pooled together and sold in different rated tranches. The Company’s CMBS include conduit, large loan and single borrower. The Company’s $0.2 million of gross unrealized losses within the CMBS sector has a fair value of $3.6 million.

The commercial real estate market previously experienced a deterioration in property level fundamentals over 2008-2010, which led to an increase in CMBS loan-level delinquencies. The introduction of 30% credit enhanced tranches within the 2005-2008 vintage deals provide some offset to these negative fundamentals. Over the last year, the CMBS market experienced several positive factors as commercial real estate fundamentals have begun to display some signs of stabilization. The pace of credit deterioration appears to be moderating as property transactions have increased and there is greater availability of financing for commercial real estate. Liquidity has improved within the CMBS market, but a broad re-pricing of risk has kept credit spreads on legacy subordinate CMBS tranches at wide levels.

There are no individual issuers rated below investment grade in this sector which have an unrealized loss position greater than $0.2 million.

Government and Government Agencies

The Company’s $0.7 million of gross unrealized losses within the government and government agencies sector has a fair value of $9.0 million. All of the issuers in this sector continue to make payments in accordance with the original bond agreements. A majority of the unrealized losses in this sector relate to securities issued by the government of the United States of America and is primarily due to rising interest rates during the second half of 2013.

There are no individual issues rated below investment grade in the government and government agencies sector which have unrealized loss positions greater than $0.2 million.

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2013 and 2012 by rating agency equivalent were:

	December 31, 2013		December 31, 2012
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$21.8	$23.2	$21.0	$23.6
AA	29.5	30.8	19.4	22.0
A	46.7	50.4	58.4	66.5
BBB	28.1	29.5	26.0	28.4
Below investment grade	8.1	8.2	5.9	6.4

Total fixed maturity AFS securities	$134.2	$142.1	$130.7	$146.9

Investment grade	94%	94%	95%	96%
Below investment grade	6%	6%	5%	4%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At December 31, 2013 and 2012, approximately $3.9 million (or 3%) and $2.4 million (or 2%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at December 31, 2013 and 2012:

	December 31, 2013
(dollars in millions)	Amortized Cost	Estimated Fair Value	Net Unrealized Gains (Losses) and OTTI
First lien - fixed
AAA	$1.4	$1.4	$-
Below BBB	2.1	2.1	-

Total	$3.5	$3.5	$-

	December 31, 2012
(dollars in millions)	Amortized Cost	Estimated Fair Value	Net Unrealized Gains (Losses) and OTTI
First lien - fixed
AAA	$1.7	$1.7	$-
Below BBB	2.5	2.5	-

Total	$4.2	$4.2	$-

	December 31, 2013
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	Total
First lien - fixed
AAA	$1.4	$-	$1.4
Below BBB	1.5	0.6	2.1

Total	$2.9	$0.6	$3.5

	December 31, 2012
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	Total
First lien - fixed
AAA	$1.7	$-	$1.7
Below BBB	0.9	1.6	2.5

Total	$2.6	$1.6	$4.2

Business Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the S&P. The Dow, NASDAQ and S&P ended 2013 with increases of 27%, 38% and 30%, respectively, from 2012. The Dow, NASDAQ and S&P ended 2012 with increases of 7%, 16% and 13%, respectively, from 2011.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 72% of Separate Accounts assets were invested in equity-based mutual funds at December 31, 2013. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During 2013, the total average variable account balances decreased $3.4 million (or 0.6%) to $536.9 million as compared to the same period in 2012.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	2013	2012	2011
Average medium term interest rate yield (a)	0.74%	0.37%	0.40%
Increase (decrease) in medium term interest rates (in basis points)	37	(3)	(57)
Credit spreads (in basis points) (b)	102	124	285
Expanding (contracting) of credit spreads (in basis points)	(22)	(161)	110

Increase (decrease) on market valuations: (in millions)
Available-for-sale investment securities	$(8.5)	$4.5	$3.6
Interest-sensitive policyholder liabilities	0.6	(0.6)	(0.4)

Net change on market valuations	$(7.9)	$3.9	$3.2

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

At December 31, 2013 and 2012, the Company had 833 and 932 life insurance and annuity contracts in force with interest rate guarantees, respectively. The estimated average rate of interest credited on behalf of contract owners was 3.4% and 3.8% during 2013 and 2012, respectively. Total invested assets supporting these liabilities with interest rate guarantees had an estimated average effective yield of 4.5% and 3.9% during 2013 and 2012, respectively.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At December 31, 2013 and 2012, the Company’s assets included $188.7 million and $185.1 million, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During 2013 and 2012, the Company did not receive a capital contribution from AUSA. In 2013 and 2012, the Company did not pay a dividend to AUSA.

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

The National Association of Insurance Commissioners utilizes the RBC adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. At December 31, 2013 and 2012, based on the RBC formula, the Company’s total adjusted capital levels were well in excess of the minimum amount of capital required to avoid regulatory action.

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

The following table summarizes the Company’s ratings at March 27, 2014:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at December 31, 2013:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$14.7	$25.5	$20.7	$88.7	$149.6
Separate Accounts (a)	68.8	125.0	103.0	445.8	742.6

	$83.5	$150.5	$123.7	$534.5	$892.2

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2013 and 2012, the Company’s estimated liability for future guaranty fund assessments was $0.3 million and $0.3 million, respectively. The Company has a receivable for future premium tax deductions of $0.2 million and less than $0.1 million at December 31, 2013 and 2012, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

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

The costs associated with acquiring contract owner deposits (DAC) are amortized based on the estimated gross profits for a group of contracts, as noted in the Critical Accounting Policies and Estimates section above. Insurance expenses and taxes reported in the Statements of Income are net of amounts deferred. In addition, the Company incurs expenses associated with the maintenance of in force contracts.

2013 compared to 2012

For the years ended December 31, 2013 and 2012, the Company recorded net income of $5.7 million and $7.2 million, respectively. The decrease in net income during 2013 as compared to 2012 was primarily due to higher policy benefits, partially offset by lower VOBA amortization and net realized gains.

Policy charge revenue decreased $0.4 million to $12.5 million during 2013, as compared to $12.9 million in 2012. The following table provides the changes in policy charge revenue by type for each respective period:

(dollars in millions)	2013	2012	Change
Asset-based policy charge revenue	$7.8	$7.9	$(0.1)
Guaranteed benefit based policy charge revenue	1.0	1.1	(0.1)
Non-asset based policy charge revenue	3.7	3.9	(0.2)

Total policy charge revenue	$12.5	$12.9	$(0.4)

Policy benefits increased $5.0 million during 2013 as compared to 2012. The following table provides the changes in policy benefits by type:

(dollars in millions)	2013	2012	Change
Annuity benefit unlocking	$(2.4)	$(2.8)	$0.4	(a)
Annuity benefit expense	5.8	0.9	4.9	(b)
Life insurance mortality expense	1.5	1.8	(0.3)

Total policy benefits	$4.9	$(0.1)	$5.0

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)	The increase in annuity benefit expense was a result of benefits paid exceeding the release of fair value reserves.

Amortization of VOBA was $0.8 million and $2.3 million for the years ended December 31, 2013 and 2012, respectively. Included in amortization was favorable unlocking of $0.8 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively.

Insurance expenses and taxes decreased $0.1 million in 2013 as compared to 2012. The following table provides the changes in insurance expenses and taxes for each respective period:

(dollars in millions)	2013	2012	Change
Commissions	$2.3	$2.3	$-
General insurance expense	1.5	1.5	-
Taxes, licenses, and fees	-	0.1	(0.1)

Total insurance expenses and taxes	$3.8	$3.9	$(0.1)

2012 compared to 2011

For the years ended December 31, 2012 and 2011, the Company recorded net income of $7.2 million and $6.2 million, respectively. The increase in income during 2012 as compared to 2011 was primarily due to lower policy benefits, partially offset by net realized losses in 2012 compared to net realized gains in 2011.

Policy charge revenue decreased $1.1 million to $12.9 million during 2012, as compared to $14.0 million in 2011. The following table provides the changes in policy charge revenue by type for each respective period:

(dollars in millions)	2012	2011	Change
Asset-based policy charge revenue	$7.9	$8.5	$(0.6	) (a)
Guaranteed benefit based policy charge revenue	1.1	1.2	(0.1)
Non-asset based policy charge revenue	3.9	4.3	(0.4)

Total policy charge revenue	$12.9	$14.0	$(1.1)

(a)	The decrease in asset-based policy charge revenue for 2012 was principally due to a decrease in average variable account balances.

Policy benefits decreased $5.0 million during 2012 as compared to 2011. The following table provides the changes in policy benefits by type:

(dollars in millions)	2012	2011	Change
Annuity benefit unlocking	$(2.8)	$2.4	$(5.2	) (a)
Annuity benefit expense	0.9	0.5	0.4
Life insurance mortality expense	1.8	2.2	(0.4)

Total policy benefits	$(0.1)	$5.1	$5.0

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.

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

Select financial information by segment for the years ended December 31 is as follows:

(dollars in millions)	Annuity	Life Insurance	Total
2013
Net revenues (a)	$11.3	$5.6	$16.9
Amortization (accretion) of VOBA	(0.1)	0.9	0.8
Policy benefits (net of reinsurance recoveries)	3.4	1.5	4.9
Income tax expense	0.9	0.5	1.4
Net income	4.0	1.7	5.7

2012
Net revenues (a)	$11.0	$5.6	$16.6
Amortization of VOBA	1.7	0.6	2.3
Policy benefits (net of reinsurance recoveries)	(1.9)	1.8	(0.1)
Income tax expense	2.1	0.7	2.8
Net income	5.5	1.7	7.2

2011
Net revenues (a)	$13.2	$6.2	$19.2
Amortization (accretion) and impairment of VOBA	(0.5)	2.1	1.6
Policy benefits (net of reinsurance recoveries)	2.8	2.2	5.0
Income tax expense (benefit)	1.6	(0.1)	1.5
Net income	5.2	1.0	6.2

(a)	Management considers interest credited to policyholder liabilities in evaluating net revenues.

The Company is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2013, 2012 or 2011.

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

The table below shows the interest rates at the end of the last five years:

	2013	2012	2011	2010	2009
3-Month US Libor	0.25%	0.31%	0.58%	0.30%	0.25%
10-Year U.S. Treasury	3.04%	1.78%	1.89%	3.38%	3.85%

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

	Estimated Approximate Effects on:
Change in Interest Rates: (dollars in millions)	Net Income	Equity

2013
Shift Up of 100 Basis Points	$(0.7)	$(4.5)
Shift Down of 100 Basis Points	$1.5	$4.7

2012
Shift Up of 100 Basis Points	$(0.8)	$(4.7)
Shift Down of 100 Basis Points	$0.8	$3.5

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

The table that follows sets forth the closing levels of certain major indices at the end of the last five years:

	2013	2012	2011	2010	2009
S&P 500	1,848	1,426	1,258	1,258	1,115
NASDAQ	4,177	3,020	2,605	2,653	2,269
DOW	16,577	13,104	12,218	11,578	10,428

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

	Estimated Approximate Effect on
	Net Income
Immediate Change of: (dollars in millions)	2013	2012
Equity Increase of 10%	$0.9	$0.9
Equity Increase of 20%	$1.6	$1.4

Equity Decrease of 10%	$(1.0)	$(1.2)
Equity Decrease of 20%	$(2.4)	$(2.9)

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

Sensitivity analysis of net income to various underwriting risks is shown in the table that follows. The sensitivities represent an increase or decrease of mortality rates over 2013. Increases in mortality rates lead to an increase in the level of benefits and claims on most business. The impact on net income of sales transactions of investments required to meet the higher cash outflow from lapses or deaths are reflected in the sensitivities.

	Estimated Approximate Effect on
	Net Income
Immediate Change of: (dollars in millions)	2013	2012
20% Increase in Lapse Rates	$(0.1)	$(0.1)
20% Decrease in Lapse Rates	$0.2	$0.1

10% Increase in Mortality Rates	$(0.1)	$(0.1)
10% Decrease in Mortality Rates	$0.2	$0.1

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

TALICNY’s management, with the participation of the Chairman of the Board and President and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. TALICNY’s management, with the participation of the Chairman of the Board and President and Chief Financial Officer, has conducted an evaluation of the effectiveness of TALICNY’s internal control over financial reporting as of December 31, 2013 based on the criteria related to internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, TALICNY’s management concluded that the internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of TALICNY’s registered public accounting firm regarding internal control over financial reporting because TALICNY is a non-accelerated filer.

c) Changes in internal control over financial reporting

During the fiscal quarter ended December 31, 2013, there have been no changes in TALICNY’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, TALICNY’s internal control over financial reporting.

Item 9B. Other Information

The client-auditor relationship between the Company and Ernst & Young LLP (“E&Y”) ceased upon the completion of the 2013 annual audit for the Company’s fiscal year ended December 31, 2013.

In connection with the audits of the Company’s financial statements for each of the two fiscal years ended December 31, 2013 and 2012, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of E&Y would have caused E&Y to make reference to the matter in their report.

PART III

Information called for by items 10 through 13 of this part is omitted pursuant to General Instruction I. of form 10-K.

Item 14. Principal Account Fees and Services

Fees Paid to the Registrant’s Independent Auditor

The aggregate fees for professional services rendered by Ernst & Young LLP (“E&Y”) for the audit of TALICNY’s Financial Statements in 2013, 2012 and 2011 were:

	2013	2012	2011
Audit (a)	$225,000	$215,000	$225,000

(a)

Audit fees consist of fees for the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on TALICNY’s financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating to the audit or quarterly review. They also include fees billed for other audit services, which are those services that only the external auditor reasonably can provide, and include statutory audits, comfort letters, services associated with SEC registration statements, periodic reports and other documents filed with the SEC.

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

During 2013, all services provided to TALICNY by E&Y were pre-approved by the Audit Committee in accordance with the Pre-approval policy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Exhibits

(1)	The following financial statements of the Registrant are filed as part of this report

a.	Independent Registered Public Accounting Firm Report dated March 27, 2014 (Ernst & Young LLP).

b.	Balance Sheets at December 31, 2013 and 2012.

c.	Statements of Income for the Years Ended December 31, 2013, 2012 and 2011.

d.	Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011.

e.	Statements of Stockholder’s Equity for the Years Ended December 31, 2013, 2012 and 2011.

f.	Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011.

g.	Notes to Financial Statements for the Years Ended December 31, 2013, 2012 and 2011.

(2)	Not applicable.

(3)	The following exhibits are filed as part of this report:

3.1	Certificate of Amendment of the Charter of ML Life Insurance Company of New York. (Incorporated by reference to Exhibit 6(a)(ii) to Post-Effective Amendment No. 10 to ML of New York Variable Annuity Account A’s registration statement on Form N-4, File No. 33-43654, filed December 9, 1996.)

3.2	Certificate of Amendment of the Charter of ML Life Insurance Company of New York. (Incorporated by Reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed August 12, 2010.)

3.3	By-Laws of Transamerica Advisors Life Insurance Company of New York. (Incorporated by Reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed August 12, 2010.)

4.1	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.2	Modified Guaranteed Annuity Contract Application. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.3	Qualified Retirement Plan Endorsement. (Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.4	IRA Endorsement. (Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

4.5	Company Name Change Endorsement. (Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

4.6	IRA Endorsement, MLNY009 (Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994).

4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94. (Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94. (Incorporation by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994).

10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc. (Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation. (Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc. (Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.)

10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.)

10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.)

10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.)

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc. (Incorporated by reference to Exhibit 10(k) to Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.)

10.12	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.)

10.13	Non-Affiliated Broker-Dealer Wholesaling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.)

10.14	Selling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.)

10.15	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed August 17, 2007.)

10.16	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.)

10.17	Principal Underwriting Agreement between Transamerica Capital, Inc. and ML Life Insurance Company of New York (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562,33-60288, 333-48983, and 333-133224, filed March 26, 2009.)

10.18	Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company of New York. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2011.)

10.19	Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2011.)

24.1	Powers of Attorney for Eric J. Martin, William Brown, Jr., Steven E. Frushtick, and John T. Mallett. (Incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, Nos. 34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2010.)

24.2	Powers of Attorney for Peter P. Post, Thomas A. Swank, and Marc Cahn. (Incorporated by reference to Exhibit 24.2 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2011.)

24.3	Power of Attorney for Karen R. Wright. (Incorporated by reference to Exhibit 24.3 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 28, 2013.)

24.4	Power of Attorney for C. Michiel van Katwijk is filed herewith.

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.

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

Management assessed our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

[Ernst & Young LLP]

Report of Independent Registered Public Accounting Firm

The Board of Directors

Transamerica Advisors Life Insurance Company of New York

We have audited the accompanying balance sheets of Transamerica Advisors Life Insurance Company of New York as of December 31, 2013 and 2012, and the related statements of income, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transamerica Advisors Life Insurance Company of New York at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Des Moines, Iowa

March 27, 2014

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2013	2012
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2013 - $134,183; 2012 - $130,665)	$142,074	$146,927
Equity available-for-sale securities, at estimated fair value (cost: 2013 - $1,373; 2012 - $1,372)	1,402	1,521
Policy loans	49,662	53,132

Total investments	193,138	201,580

Cash and cash equivalents	28,773	24,402
Accrued investment income	2,820	2,931
Deferred policy acquisition costs	354	270
Deferred sales inducements	127	98
Value of business acquired	24,634	25,207
Goodwill	500	500
Other assets	2,093	2,762
Separate Accounts assets	551,306	526,437

Total Assets	$803,745	$784,187

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$97,211	$104,137
Future policy benefits	19,256	16,529
Claims and claims settlement expenses	1,826	1,777

Total policyholder liabilities and accruals	118,293	122,443

Checks not yet presented for payment	775	2,249
Derivative liabilities	27	-
Income taxes - net	5,357	5,146
Affiliated payables - net	444	407
Reinsurance payables - net	26	27
Payables for investments purchased - net	16	90
Other liabilities	833	1,582
Separate Accounts liabilities	551,306	526,437

Total Liabilities	677,077	658,381

Stockholder’s Equity
Common stock ($10 par value; 220,000 shares authorized, issued and outstanding)	2,200	2,200
Additional paid-in capital	128,638	128,638
Accumulated other comprehensive income, net of taxes	4,906	9,765
Retained deficit	(9,076)	(14,797)

Total Stockholder’s Equity	126,668	125,806

Total Liabilities and Stockholder’s Equity	$803,745	$784,187

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands)	2013	2012	2011
Revenues
Policy charge revenue	$12,496	$12,878	$13,975
Net investment income	9,200	9,257	10,033
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	-	-	(62)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	-	62
Portion of other-than-temporary impairments previously recognized in other comprehensive income	-	(6)	(22)

Net other-than-temporary impairment losses on securities recognized in income	-	(6)	(22)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	741	(60)	1,115

Net realized investment gains (losses)	741	(66)	1,093

Net derivative losses	(1,139)	(917)	(521)

Total Revenues	21,298	21,152	24,580

Benefits and Expenses
Interest credited to policyholder liabilities	4,404	4,566	5,351
Policy benefits (net of reinsurance recoveries: 2013 - $0; 2012 - $245; 2011 - $132)	4,864	(108)	5,042
Reinsurance premium ceded	323	320	363
Amortization (accretion) of deferred policy acquisition costs	(84)	195	(97)
Amortization of value of business acquired	837	2,259	1,648
Insurance expenses and taxes	3,828	3,895	4,524

Total Benefits and Expenses	14,172	11,127	16,831

Income Before Taxes	7,126	10,025	7,749

Income Tax Expense	1,405	2,832	1,514

Net Income	$5,721	$7,193	$6,235

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(dollars in thousands)	2013	2012	2011

Net Income	$5,721	$7,193	$6,235

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains arising during the period	(8,572)	4,204	3,922
Reclassification adjustment for (gains) losses included in net income	107	106	(355)

	(8,465)	4,310	3,567

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	-	-	(62)
Change in previously recognized unrealized other-than-temporary impairments	(26)	172	58
Reclassification adjustment for other-than-temporary impairments included in net income	-	6	22

	(26)	178	18

Adjustments
Policyholder liabilities	641	(640)	(369)
Value of business acquired	258	(99)	(405)
Deferred income taxes	2,733	(1,331)	(1,013)

	3,632	(2,070)	(1,787)

Total other comprehensive income (loss), net of taxes	(4,859)	2,418	1,798

Comprehensive Income	$862	$9,611	$8,033

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

	For the Years Ended December 31,
(dollars in thousands)	2013	2012	2011

Common Stock	$2,200	$2,200	$2,200

Additional Paid-in Capital	$128,638	$128,638	$128,638

Accumulated Other Comprehensive Income
Balance at beginning of year	$9,765	$7,347	$5,549
Total other comprehensive income (loss), net of taxes	(4,859)	2,418	1,798

Balance at end of year	$4,906	$9,765	$7,347

Retained Deficit
Balance at beginning of year	$(14,797)	$(21,990)	$(3,225)
Net income	5,721	7,193	6,235
Cash dividend paid to AEGON USA, LLC	-	-	(25,000)

Balance at end of year	$(9,076)	$(14,797)	$(21,990)

Total Stockholder’s Equity	$126,668	$125,806	$116,195

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY OF NEW YORK

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(dollars in thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,721	$7,193	$6,235
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	(84)	196	(102)
Change in deferred sales inducements	(29)	72	(37)
Change in value of business acquired	837	2,259	1,648
Change in benefit reserves	3,129	(1,916)	2,065
Change in income tax accruals	2,944	833	764
Change in claims and claims settlement expenses	49	(3,407)	1,825
Change in other operating assets and liabilities, net	(5)	1,775	(102)
Change in checks not yet presented for payment	(1,474)	670	96
Amortization of investments	256	134	248
Interest credited to policyholder liabilities	4,404	4,566	5,351
Net change in fixed maturity trading securities	-	(6)	9
Net realized investment (gains) losses	(741)	66	(1,093)
Net derivative losses	1,139	917	521

Net cash and cash equivalents provided by operating activities	16,146	13,352	17,428

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	14,367	5,702	49,697
Maturities of available-for-sale securities	10,098	13,684	4,242
Purchases of available-for-sale securities	(27,505)	(12,709)	(54,710)
Sales of fixed maturity trading securities	-	144	1,148
Net settlements on futures contracts	(1,112)	(917)	(521)
Policy loans on insurance contracts, net	3,470	300	5,406

Net cash and cash equivalents provided by (used in) investing activities	(682)	6,204	5,262

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	286	380	706
Policyholder withdrawals	(11,379)	(7,233)	(16,797)
Cash dividend paid to AEGON USA, LLC	-	-	(25,000)

Net cash and cash equivalents used in financing activities	(11,093)	(6,853)	(41,091)

Net increase (decrease) in cash and cash equivalents (1)	4,371	12,703	(18,401)
Cash and cash equivalents, beginning of year	24,402	11,699	30,100

Cash and cash equivalents, end of year	$28,773	$24,402	$11,699

(1) Included in net increase (decrease) in cash and cash equivalents is interest received (2013 - $0; 2012 - $0; 2011 - $0); interest paid (2013 - $0; 2012 - $0; 2011 - $1); income taxes paid (2013 - $1,520; 2012 - $2,000; 2011 - $750); and income taxes received (2013 - $3,060; 2012 - $0; 2011 - $0)

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

Basis of Reporting

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). The Company also submits financial statements to insurance industry regulatory authorities, which are prepared on the basis of statutory accounting principles (“SAP”). The significant accounting policies and related judgments underlying the Company’s financial statements are summarized below. It is the intention of the Company to merge with an affiliated life insurance company, Transamerica Financial Life Insurance Company, during the second half of 2014, at which time the Company will cease to exist.

Certain reclassifications and format changes have been made to prior period financial statements, where appropriate, to conform to the current period presentation. In the Statements of Income, derivatives activity has been reclassified from net realized investment gains (losses) and net investment income to a new line item called net derivative losses. This was done to present derivatives activity separate from other investment related results. In the Balance Sheets, a liability balance representing outstanding checks has been moved from the cash and cash equivalents line to a new line item called checks not yet presented for payment. These reclassifications have no effect on net income or stockholder’s equity of the prior period.

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

Investments

Fixed maturity and equity securities

The Company’s investments consist principally of fixed maturity and equity securities that are classified as available-for-sale (“AFS”) which are reported at estimated fair value. In addition, the Company held fixed maturity securities which contain a conversion to equity feature, which is considered an embedded derivative. These fixed maturity securities have been classified as trading and are reported at estimated fair value. During 2012, the last of these securities converted so the Company no longer holds any of these securities as of December 31, 2013 and 2012. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its investments. The Company’s valuation policy utilizes a pricing hierarchy which dictates that publicly available prices are initially sought from indices and third-party pricing services. In the event that pricing is not available from these sources, those securities are submitted to brokers to obtain quotes. If broker quotes are not available then securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly, the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market, as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the fair value.

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

Other-than-temporary impairments (“OTTI”)

The Company regularly reviews each investment in its fixed maturity and equity AFS securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and information obtained from external sources (i.e; company announcements, ratings agency announcements, or news wire services). For fixed maturity AFS securities, the Company also considers whether it is more likely than not that it will not be required to sell the debt security before its anticipated recovery. The factors that may give rise to a potential OTTI include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents managements’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.

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

Derivative Instruments

Derivatives are used by the Company to manage risk associated with equity market risk or volatility. Freestanding derivatives are carried in the Balance Sheets at fair value. If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the fair value of the derivatives are reported in net derivative gains (losses) in the Statements of Income.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less. Cash and cash equivalents are primarily valued at amortized cost, which approximates fair value.

Checks Not Yet Presented for Payment

The Company’s checks not yet presented for payment consists of checks written that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account; therefore, the outstanding checks represent immediately payable liabilities. Because the recipients of these checks have generally not yet received payment, the Company classifies the outstanding checks as a liability. Checks not yet presented for payment are classified in the cash flows from operating activities section of the Company’s Statement of Cash Flows.

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

At December 31, 2013 and 2012, variable annuities accounted for the Company’s entire DAC asset. See Note 4 to the Financial Statements for further discussion.

DSI

The Company offers a sales inducement whereby the contract owner receives a bonus which increases the initial account balance by an amount equal to a specified percentage of the contract owner’s deposit. This amount may be subject to recapture under certain circumstances. Consistent with DAC, sales inducements for variable annuity contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. The impact of these revisions on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. It is reasonably possible that estimates of future gross profits could be reduced in the future, resulting in a material reduction in the carrying amount of the DSI asset.

The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At December 31, 2013 and 2012, variable annuities accounted for the Company’s entire DSI asset. See Note 4 to the Financial Statements for further discussion.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. The Company performed annual tests of goodwill at December 31, 2013, 2012, and 2011 and determined there was no impairment of goodwill.

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

	2013	2012
Interest-sensitive life products	4.00%	4.00%
Interest-sensitive deferred annuities	3.00% - 4.85%	3.00% - 4.85%

These rates may be changed at the option of the Company after initial guaranteed rates expire, unless contracts are subject to minimum interest rate guarantees.

Future Policy Benefits

The Company’s liability for future policy benefits consists of liabilities for immediate annuities and liabilities for certain guaranteed benefits contained in the variable insurance products the Company manufactures. Liabilities for immediate annuities are equal to the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment generally depends on policyholder mortality. Interest rates used in establishing such liabilities were in the range of 0.01% to 5.50% during 2013 and 2012. See Note 5 to the Financial Statements for further discussion.

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

ASC 220, Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about significant items reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The guidance is effective prospectively for annual reporting periods, and interim periods within those years, beginning after December 15, 2012. The Company adopted the guidance on January 1, 2013, which affects disclosures but did not impact the Company’s results of operations or financial position.

ASC 740, Income Taxes

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance requires that the liability related to certain unrecognized tax benefits should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The guidance is effective prospectively for annual reporting periods, and interim periods within those years, beginning after December 15, 2013, with early application permitted. The Company early adopted the guidance in the third quarter of 2013, which affects disclosures but did not impact the Company’s results of operations or financial position. See Note 6 to the Financial Statements for further discussion.

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$97,147	$-	$97,147
Asset-backed securities	-	4,263	-	4,263
Commercial mortgage-backed securities	-	21,848	-	21,848
Residential mortgage-backed securities	-	4,780	-	4,780
Government and government agencies
United States	10,260	-	-	10,260
Foreign	2,411	1,365	-	3,776

Total fixed maturity AFS securities (a)	12,671	129,403	-	142,074
Equity securities - banking securities (a)	-	1,402	-	1,402
Cash equivalents (b)	-	28,297	-	28,297
Separate Accounts assets (c)	551,306	-	-	551,306

Total assets	$563,977	$159,102	$-	$723,079

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(4,121)	$(4,121)
Derivative liabilities (e)	-	27	-	27

Total liabilities	$-	$27	$(4,121)	$(4,094)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$107,938	$-	$107,938
Asset-backed securities	-	4,196	-	4,196
Commercial mortgage-backed securities	-	21,942	-	21,942
Residential mortgage-backed securities	-	5,511	-	5,511
Government and government agencies
United States	3,359	-	-	3,359
Foreign	2,726	1,255	-	3,981

Total fixed maturity AFS securities (a)	6,085	140,842	-	146,927
Equity securities - banking securities (a)	-	1,521	-	1,521
Cash equivalents (b)	-	23,591	-	23,591
Separate Accounts assets (c)	526,437	-	-	526,437

Total assets	$532,522	$165,954	$-	$698,476

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$(7,778)	$(7,778)

Total liabilities	$-	$-	$(7,778)	$(7,778)

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

(e)

Derivatives are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Derivatives are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the identical asset or prices for similar assets. Derivatives are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 2 derivatives include total return swaps for which the Company utilized readily accessible quoted index levels and broker quotes. Total return swaps are valued based on the change in the underlying equity index as of the last reset date.

During 2013 and 2012, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at December 31, 2013 and 2012:

	December 31,
Fixed maturity AFS securities	2013	2012

Balance at beginning of period (a)	$-	$1,098

Purchases	1,025	-
Transfers into Level 3	735	-
Transfers out of Level 3	(1,760)	(1,098)

Balance at end of period (a)	$-	$-

(a)	Recorded as a component of fixed maturity AFS securities in the Balance Sheets.

The change in Level 3 fixed maturity AFS securities at December 31, 2013 is due to the transfer from Level 3 to Level 2 of a commercial mortgage-backed security (“CMBS”), which was purchased during the first quarter of 2013. The transfer was due to the availability of market observable data from an external source. There was also an asset-backed security (“ABS”) that transferred from a Level 3 to a Level 2 due to the availability of market observable data from an external source. The decrease in the Level 3 fixed maturity AFS securities at December 31, 2012 was due to the increase in market activity and availability of market observable data (Level 2).

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

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread, which is the most significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 45 basis points (“bps”) and 80 bps at December 31, 2013 and 2012, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for Standard & Poor’s 500 Composite Stock Price Index (“S&P”) (expressed as a spot rate) was 23.9% at December 31, 2013 and 24.4% at December 31, 2012. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance

Balance at beginning of period (b)	$1,150	$(8,928)	$2,776	$(9,132)
Changes in interest rates (a)	(757)	2,485	(3)	(733)
Changes in equity markets (a)	(579)	2,567	(782)	883
Other (a)	94	(153)	(841)	54

Balance at end of period (b)	$(92)	$(4,029)	$1,150	$(8,928)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During 2013, the change in GMWB and GMIB reinsurance reserves was primarily driven by increased interest rates, updated policyholder behavior assumptions and favorable equity market performance. During 2012, the change in the GMWB and GMIB reinsurance reserves was primarily driven by updated policyholder behavior assumptions, decrease in risk neutral rates, change in volatility and favorable equity market performance.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 liabilities at December 31, 2013 and 2012:

Description	December 31, 2013 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Liabilities
Future policy benefits (embedded derivatives) - GMWB	$(92)	Discounted cash flow	Own credit risk	45 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(4,029)	Discounted cash flow	Own credit risk	45 bps
			Long-term volatility	25%

Total liabilities	$(4,121)

Description	December 31, 2012 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Liabilities
Future policy benefits (embedded derivatives) - GMWB	$1,150	Discounted cash flow	Own credit risk	80 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(8,928)	Discounted cash flow	Own credit risk	80 bps
			Long-term volatility	25%

Total liabilities	$(7,778)

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at December 31, 2013 and 2012:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Policy loans (a)	$-	$49,662	$-	$49,662

Total assets	$-	$49,662	$-	$49,662

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Policy loans (a)	$-	$53,132	$-	$53,132

Total assets	$-	$53,132	$-	$53,132

(a)	Policy loans are stated at unpaid principal balance. Fair value is estimated as equal to the book value of the loan.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at December 31, 2013 and 2012 were:

	December 31, 2013
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$90,579	$7,043	$(475)	$97,147
Asset-backed securities	4,254	24	(15)	4,263
Commercial mortgage-backed securities	20,457	1,620	(229)	21,848
Residential mortgage-backed securities	4,545	235	-	4,780
Government and government agencies
United States	10,764	132	(636)	10,260
Foreign	3,584	279	(87)	3,776

Total fixed maturity AFS securities	$134,183	$9,333	$(1,442)	$142,074

Equity securities - banking securities	$1,373	$32	$(3)	$1,402

Total equity securities	$1,373	$32	$(3)	$1,402

	December 31, 2012
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$96,052	$11,924	$(37)	$107,939
Asset-backed securities	4,166	33	(3)	4,196
Commercial mortgage-backed securities	19,175	2,767	-	21,942
Residential mortgage-backed securities	5,143	379	(11)	5,511
Government and government agencies
United States	2,957	401	-	3,358
Foreign	3,172	809	-	3,981

Total fixed maturity AFS securities	$130,665	$16,313	$(51)	$146,927

Equity securities - banking securities	$1,372	$153	$(4)	$1,521

Total equity securities	$1,372	$153	$(4)	$1,521

(1) Subsequent unrealized gains (losses ) on other-than-temporary (“OTTI”) securities are included in OCI-OTTI.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at December 31, 2013 and 2012 were:

	December 31, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$126,116	$133,887	$124,715	$140,554
Below investment grade	8,067	8,187	5,950	6,373

Total fixed maturity AFS securities	$134,183	$142,074	$130,665	$146,927

At December 31, 2013 and 2012, the estimated fair value of fixed maturity securities rated BBB- were $3,888 and $2,375, respectively, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2013 and 2012 by contractual maturities were:

	December 31, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$3,013	$3,083	$4,801	$4,894
Due after one year through five years	47,494	51,727	36,530	39,966
Due after five years through ten years	42,779	43,991	51,164	58,570
Due after ten years	11,641	12,382	9,686	11,849

	104,927	111,183	102,181	115,279
Mortgage-backed securities and other asset-backed securities	29,256	30,891	28,484	31,648

Total fixed maturity AFS securities	$134,183	$142,074	$130,665	$146,927

In the preceding table, fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The company did not hold any trading securities during the year ended 2013. During 2012 and 2011, there was $6 and $29, respectively, of investment income on fixed maturity trading securities recorded in net investment income in the Statements of Income. During 2012 and 2011 there was $59 and ($35), respectively, of income (loss) recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company recognized gains (losses) of ($53) and $25, respectively, during 2012 and 2011 on the conversion of fixed maturity trading securities to preferred stock.

The Company had investment securities with an estimated fair value of $949 and $993 that were deposited with insurance regulatory authorities at December 31, 2013 and 2012, respectively.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012 were as follows:

	December 31, 2013
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$6,192	$6,384	$(192)
Asset-backed securities	1,449	1,456	(7)
Commercial mortgage-backed securities	821	823	(2)
Government and government agencies - United States	1,000	1,028	(28)
Equity securities - banking securities	77	80	(3)

Total fixed maturity and equity securities	9,539	9,771	(232)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	3,921	4,202	(281)
Asset-backed securities	955	962	(7)
Commercial mortgage-backed securities	2,788	3,015	(227)
Government and government agencies
United States	7,214	7,822	(608)
Foreign	800	887	(87)

Total fixed maturity and equity securities	15,678	16,888	(1,210)

Greater than one year
Fixed maturity AFS securities
Corporate securities	246	248	(2)
Asset-backed securities	404	405	(1)
Residential mortgage-backed securities	6	6	-

Total fixed maturity and equity securities	656	659	(3)

Total fixed maturity and equity securities	$25,873	$27,318	$(1,445)

	December 31, 2012
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$573	$574	$(1)
Asset-backed securities	1,855	1,857	(2)

Total fixed maturity and equity securities	2,428	2,431	(3)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	240	248	(8)
Residential mortgage-backed securities	22	24	(2)

Total fixed maturity and equity securities	262	272	(10)

Greater than one year
Fixed maturity AFS securities
Corporate securities	760	788	(28)
Asset-backed securities	752	753	(1)
Residential mortgage-backed securities	441	450	(9)
Equity securities - banking securities	76	80	(4)

Total fixed maturity and equity securities	2,029	2,071	(42)

Total fixed maturity and equity securities	$4,719	$4,774	$(55)

(1) Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 39 and 13 at December 31, 2013 and 2012, respectively.

At December 31, 2013 and 2012 there were no securities where the fair value had declined below amortized cost by greater than 20%.

Unrealized gains (losses) incurred during the years ended December 31, 2013 and 2012 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gains (losses) and OTTI included in accumulated other comprehensive income, net of taxes, at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Assets
Fixed maturity securities	$7,891	$ 16,262
Equity securities	29	149
Value of business acquired	(373)	(632)

	7,547	15,779

Liabilities
Policyholder account balances	-	(640)
Income taxes - deferred	(2,641)	(5,374)

	(2,641)	(6,014)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$4,906	$ 9,765

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

Policy Loans

Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at December 31, 2013 and 2012 was $49,662 and $53,132, respectively. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

Derivative Instruments

The Company uses derivatives to manage the capital market risk associated with the GMWB. S&P futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. Net settlements on the futures contracts occur daily. At December 31, 2013 and 2012, the Company had short futures contracts with a notional value of $4,603 and $3,550, respectively. Realized losses on settlement of these futures were ($1,112) and ($917) for the periods ended December 31, 2013 and 2012, respectively. These losses have been recorded in net derivative losses in the Statements of Income.

During 2013, the Company entered into total return swaps which are based on the S&P. The Company uses total return swaps to hedge equity risk. At December 31, 2013, the Company had total return swaps with a notional value of $1,081 and a net fair value of ($27). The Company recognized ($27) of losses from the change in fair value, which have been recorded in net derivative losses in the Statements of Income.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $329 and $349 as of December 31, 2013 and 2012, respectively.

Offsetting of Financial Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to setoff positions with the same counterparties in the event of default by one of the parties. As of December 31, 2013, the Company only had derivatives in a liability position. Therefore, there are no derivatives subject to offsetting. As of December 31, 2012, the Company did not have any open derivative positions.

Net Investment Income

Net investment income by source for the years ended December 31 was as follows:

	2013	2012	2011
Fixed maturity AFS securities	$6,768	$6,742	$7,314
Fixed maturity trading securities	-	12	19
Equity securities	84	81	58
Policy loans	2,535	2,575	2,792
Cash and cash equivalents	24	39	51
Other	2	7	5

Gross investment income	9,413	9,456	10,239
Less: investment expenses	(213)	(199)	(206)

Net investment income	$9,200	$9,257	$10,033

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the years ended December 31 were as follows:

	2013	2012	2011
Proceeds	$14,367	$5,702	$49,697
Gross realized investment gains	903	213	1,151
Gross realized investment losses	(168)	(275)	(14)

Proceeds on AFS securities sold at a realized loss	3,963	3,205	21,630

Net realized investment gains (losses) for the years ended December 31 were as follows:

	2013	2012	2011
Fixed maturity AFS securities	$735	$(68)	$1,116
Associated amortization of VOBA	6	2	(23)

Net realized investment gains (losses)	$741	$(66)	$1,093

OTTI

If management determines that a decline in the value of an AFS equity security is other-than-temporary, the cost basis is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. For debt securities, the manner in which an OTTI is recorded depends on whether management intends to sell a security or it is more likely than not that it will be required to sell a security in an unrealized loss position before its anticipated recovery. If management intends to sell or more likely than not will be required to sell the debt security before recovery, the OTTI is recognized in earnings for the difference between amortized cost and fair value. If these criteria are not met, the OTTI is bifurcated into two pieces: a credit loss is recognized in earnings at an amount equal to the difference between the amortized cost of the debt security and the present value of the security’s anticipated cash flows, and a non credit loss is recognized in OCI for any difference between the fair value and the net present value of the debt security at the impairment measurement date.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts for the years ended December 31:

	December 31,
	2013	2012
Balance at beginning of period	$31	$36
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	-	6
Accretion of credit loss impairments previously recognized	(23)	(11)

Balance at end of period	$8	$31

The components of OTTI reflected in the Statements of Income for the years ended December 31 were as follows:

	2013	2012	2011
Gross OTTI losses on securities	$-	$6	$84
Net OTTI loss recognized in OCI	-	-	62

Net OTTI losses recognized in income	$-	$6	$22

During 2013, the Company did not incur any impairment losses. During 2012 and 2011 impairment losses recognized in income were the result of the Company impairing a previously OCI impaired holding of a 2005 vintage residential mortgage-backed security (“RMBS”) due to adverse changes in cash flows.

Note 4. VOBA, DAC, and DSI

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 8% at December 31, 2013 and 9% at December 31, 2012 and 2011.

The change in the carrying amount of VOBA for the years ended December 31 was as follows:

	2013	2012
Balance at beginning of period	$25,207	$27,563
Amortization expense	(1,607)	(2,440)
Unlocking	770	181
Adjustment related to realized gains on investments and OTTI	6	2
Adjustment related to unrealized gains and OTTI on investments	258	(99)

Balance at end of period	$24,634	$25,207

During 2013 the decrease in VOBA was primarily driven by regular amortization due to positive gross profits while updated policyholder behavior assumptions resulted in favorable unlocking as compared to 2012.

The estimated future amortization of VOBA from 2014 to 2018 is as follows:

2014	$2,690
2015	2,145
2016	2,047
2017	1,939
2018	1,834

DAC and DSI

The change in the carrying amount of DAC and DSI for the years ended December 31 was as follows:

	DAC	DSI
Balance, January 1, 2012	$466	$170
Amortization expense	(338)	(123)
Unlocking	142	51

Balance, December 31, 2012	270	98
Accretion expense	87	31
Unlocking	(3)	(2)

Balance, December 31, 2013	$354	$127

The increase in DAC and DSI in 2013 was primarily driven by positive gross profits resulting in increased accretion expense when compared to 2012.

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

The Company had the following variable annuity contracts containing guaranteed benefits at December 31:

	GMDB	GMIB	GMWB
2013
Net amount at risk (a)	$14,563	$422	$2,909
Average attained age of contract owners	72	67	77
Weighted average period remaining until expected annuitization	n/a	1.3 yrs	n/a

2012
Net amount at risk (a)	$27,425	$588	$4,037
Average attained age of contract owners	71	66	77
Weighted average period remaining until expected annuitization	n/a	2.2 yrs	n/a

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

The changes in the variable annuity GMDB and GMIB liabilities for the years ended December 31 were as follows:

	GMDB	GMIB
Balance, January 1, 2012	$876	$4,779
Guaranteed benefits incurred	1,667	906
Guaranteed benefits paid	(265)	-
Unlocking	(826)	(2,015)

Balance, December 31, 2012	1,452	3,670
Guaranteed benefits incurred	1,506	748
Guaranteed benefits paid	(230)	-
Unlocking	(1,487)	(937)

Balance, December 31, 2013	$1,241	$3,481

The change in reserve was primarily driven by updated policyholder assumptions during 2013 and a decrease in the long-term equity growth rate assumption along with Separate Account returns exceeding expectations when compared to 2012.

At December 31, contract owners’ account balances by mutual fund class by guaranteed benefit provisions were comprised as follows:

	Equity	Bond	Balanced	Money Market	Total
2013
GMDB only	$136,823	$45,643	$36,375	$11,627	$230,468
GMDB and GMIB	71,632	19,906	21,532	2,235	115,305
GMDB and GMWB	8,794	2,979	3,685	11	15,469
GMWB only	8,308	2,701	3,011	75	14,095
GMIB only	6,061	915	1,171	3	8,150
No guaranteed benefit	1,803	894	1,341	136	4,174

Total	$233,421	$73,038	$67,115	$14,087	$387,661

2012
GMDB only	$119,918	$51,462	$35,361	$8,985	$215,726
GMDB and GMIB	66,079	21,424	24,493	2,619	114,615
GMDB and GMWB	8,118	2,384	4,182	28	14,712
GMWB only	8,000	2,232	3,787	70	14,089
GMIB only	4,914	649	1,301	53	6,917
No guaranteed benefit	907	881	1,784	130	3,702

Total	$207,936	$79,032	$70,908	$11,885	$369,761

Variable Life Contracts Containing Guaranteed Benefits

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.

At December 31, contract owners’ account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

	2013	2012
Balanced	$79,786	$75,102
Equity	53,789	45,163
Bond	17,365	21,694
Money Market	12,705	14,717

Total	$163,645	$156,676

Note 6. Income Taxes

The effective tax rate was 20%, 28%, and 20% for the years ended December 31, 2013, 2012, and 2011, respectively. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”), and tax return adjustments.

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

	2013	2012	2011
Provisions for income taxes computed at Federal statutory rate (35%)	$2,494	$3,507	$2,712
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(770)	(630)	(840)
Tax credits	(34)	(62)	(68)
Tax goodwill amortization	(79)	(82)	-
Provision to return adjustment	(231)	88	(138)
Unrecognized tax benefits	25	11	(174)
Other	-	-	22

Federal income tax provision	$1,405	$2,832	$1,514

Effective tax rate	20%	28%	20%

The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes.

Deferred tax assets and liabilities at December 31 were as follows:

	December 31,
	2013	2012
Deferred tax assets
DAC	$4,451	$5,465
Tax VOBA	461	-
Policyholder account balances	10,675	-
Tax credits	2,009	936
Net operating and capital loss carryforward	-	3,212
Intangible assets	2,306	2,585
Liability for guaranty fund assessments	23	70
Other	225	1,424

Total deferred tax assets	20,150	13,692
Deferred tax liabilities
VOBA	8,622	8,307
DAC	168	-
Investment adjustments	15,216	8,841
Policyholder account balances	-	4,520

Total deferred tax liabilities	24,006	21,668

Total net deferred tax liability	$(3,856)	$(7,976)

The provision for income tax expense (benefit) consists of the following for the years ended:

	2013	2012	2011
Current federal income tax expense (benefit)	$2,792	$183	$(150)
Deferred federal income tax expense (benefit)	(1,387)	2,649	1,664

Total income tax expense	$1,405	$2,832	$1,514

The provision for income tax receivable (payable) consists of the following for the periods ending December 31, 2013 and 2012:

	December 31,
	2013	2012
Current federal income tax receivable (payable)	$(1,501)	$2,830
Deferred federal income tax payable	(3,856)	(7,976)

Total income tax payable	$(5,357)	$(5,146)

At December 31, 2013 and 2012, the Company did not have a tax valuation allowance for deferred tax assets. A tax valuation allowance was not deemed necessary as management determined that it is more likely than not that the deferred tax assets will be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $265 (gross $757) and $240 (gross $686) that should not be recognized at December 31, 2013 and 2012, respectively, which primarily relates to uncertainty regarding the sustainability of certain deductions taken on the 2012, 2011, 2010, 2009, and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	December 31,
	2013	2012
Balance at beginning of period	$240	$229
Additions for tax positions of prior years	25	11

Balance at end of period	$265	$240

At December 31, 2013 there was no operating loss carryforward for federal income tax purposes. At December 31, 2012, the Company had an operating loss carryforward for federal income tax purposes of $8,490 (net of the ASC 740 reduction of $686), with a carryforward period of fifteen years that expire at various dates up to 2026. The Company has a foreign tax credit carryforward at December 31, 2013 and 2012 of $523 and $565, respectively, with a carryforward period of ten years that will expire at various dates up to 2023. Also, the Company has an Alternative Minimum Tax credit carryforward for federal income tax purposes of $1,487 and $371 at December 31, 2013 and 2012 with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. These amounts are included in insurance expenses and taxes on the Statements of Income. The Company has not incurred or recognized any penalties or interest expense in its financial statements at December 31, 2013, 2012 and 2011, respectively.

Effective January 1, 2013 for federal income tax purposes, the Company joined in a consolidated income tax return filing with AUSA, and indirect parent company, Transamerica Corporation, and other affiliated companies. The method of allocation between the companies is subject to a written tax allocation agreement. Under the terms of the tax allocation agreement, allocations are based on separate income tax return calculations. The Company is entitled to recoup federal income taxes paid in the event the future losses and credits reduce the greater of the Company’s separately computed income tax liability or the consolidated group’s income tax liability in the year generated. The Company is also entitled to recoup federal income taxes paid in the event the losses and credits reduce the greater of the Company’s separately computed income tax liability or the consolidated group’s income tax liability in any carryback or carryforward year when so applied. Separate Company income taxes relating to net operating losses and tax credits that are not settled under the tax sharing agreement are settled through capital contributions or return of capital to AUSA. There were no capital contributions or return of capital in 2013 or 2012. Intercompany income tax balances are settled within thirty days of payment to or filing with the Internal Revenue Service.

The Company filed a separate federal income tax return for the years 2008 through 2012, but no examination by the Internal Revenue Service has commenced. A tax return has not yet been filed for 2013.

Note 7. Accumulated Other Comprehensive Income

The following table presents the change in accumulated other comprehensive income by component for the period ended December 31, 2013:

Unrealized Holding Gains
(Losses) on
AFS Securities (a)
Beginning balance	$9,765

Other comprehensive loss before reclassifications	(4,928)
Amounts reclassified from accumulated other comprehensive income	69

Net current period other comprehensive loss	(4,859)

Ending balance	$4,906

(a)	All amounts are net of taxes.

The following table presents the reclassifications out of accumulated other comprehensive income for the period ended December 31, 2013:

Amount Reclassified from
Accumulated Other Comprehensive Income Components	Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$(107)	Net realized investment gains (losses)

	(107)	Total before tax
	(38)	Tax benefit

	$(69)	Net of tax

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

The Company’s statutory net income (loss) for the years ended December 31, 2013, 2012 and 2011 was $18,895, $18,842 and ($13,012), respectively.

Statutory capital and surplus at December 31, 2013 and 2012 was $92,450 and $77,462, respectively. At December 31, 2013 and 2012 there was $9,245 and $7,746, respectively of stockholder’s equity available for dividend distribution that would not require approval by the New York Insurance Department. During 2013 and 2012, the Company did not pay any dividends to AUSA or receive any capital contribution from AUSA.

The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should hold based upon that company’s risk profile. At December 31, 2013 and 2012, based on the RBC formula, the Company’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2013 and 2012, reinsurance payables were $26 and $27, respectively. The Company did not have a reinsurance reserve at December 31, 2013 and 2012.

At December 31, 2013, the Company had the following life insurance inforce:

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance inforce	$347,234	$1,190	$1,341	$347,385	0.39%

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At December 31, 2013, 50% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2012, 53% and 7% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 10. Related Party Transactions

At December 31, 2013, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During 2013, 2012 and 2011, the Company incurred $649, $689 and $562, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During 2013, 2012 and 2011, the Company incurred $164, $143 and $205, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During 2013, 2012 and 2011, the Company incurred $2,128, $2,165 and $2,506, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During 2013, 2012 and 2011, the Company incurred $17, $16 and $17, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During 2013, 2012 and 2011, the Company received $83, $73 and $79 in revenue under these agreements, respectively. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a service agreement with Western Reserve Life Assurance Co. of Ohio (“WRL”) whereby WRL will perform specified administrative functions in connection with the operation of the Company except to the extent that the services are performed for the Company by another party. During 2013, 2012 and 2011, the Company incurred $757, $681 and $698, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 11. Commitments and Contingencies

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate what future assessments it will incur as a result of insolvencies. At December 31, 2013 and 2012, the Company’s estimated liability for future guaranty fund assessments was $270 and $285, respectively. In addition, the Company has a receivable for future premium tax deductions of $167 and $89 at December 31, 2013 and 2012, respectively. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability appropriately.

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

The following tables summarize each business segment’s contribution to select Statements of Income information for the years ended December 31:

	Annuity	Life Insurance	Total
2013
Net revenues (a)	$11,257	$5,637	$16,894
Amortization (accretion) of VOBA	(96)	933	837
Policy benefits (net of reinsurance recoveries)	3,357	1,507	4,864
Income tax expense	894	511	1,405
Net income	3,964	1,757	5,721

2012
Net revenues (a)	$10,968	$5,618	$16,586
Amortization of VOBA	1,666	593	2,259
Policy benefits (net of reinsurance recoveries)	(1,881)	1,773	(108)
Income tax expense	2,131	701	2,832
Net income	5,508	1,685	7,193

2011
Net revenues (a)	$13,064	$6,165	$19,229
Amortization (accretion) of VOBA	(453)	2,101	1,648
Policy benefits (net of reinsurance recoveries)	2,829	2,213	5,042
Income tax expense (benefit)	1,634	(120)	1,514
Net income	5,207	1,028	6,235

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

The following tables represent select Balance Sheet information at December 31:

	Total Assets	Total Policyholder Liabilities
2013
Annuity	$559,156	$61,673
Life Insurance	244,589	56,620

Total	$803,745	$118,293

2012
Annuity	$544,306	$62,538
Life Insurance	239,881	59,905

Total	$784,187	$122,443

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transamerica Advisors Life Insurance Company of New York
(Registrant)

Date: March 27, 2014	By:	*
Eric J. Martin
Chief Financial Officer, Vice President, and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

* Thomas A. Swank	Director, Chairman of the Board, and President	March 27, 2014

* William Brown, Jr.	Director	March 27, 2014

* Steven E. Frushtick	Director	March 27, 2014

* John T. Mallett	Director, Vice President	March 27, 2014

* Peter P. Post	Director	March 27, 2014

* Eric J. Martin	Chief Financial Officer, Vice President, and Corporate Controller	March 27, 2014

* Marc Cahn	Director and Division General Counsel	March 27, 2014

* C. Michiel van Katwijk	Senior Vice President, Treasurer	March 27, 2014

/s/ Darin D. Smith	Director, Vice President, Secretary,	March 27, 2014
Darin D. Smith	and Managing Assistant General Counsel

*	By: Darin D. Smith - Attorney-in-Fact pursuant to Powers of Attorney.

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

3.2	Certificate of Amendment of the Charter of ML Life Insurance Company of New York	Incorporated by Reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed August 12, 2010.

3.3	By-Laws of Transamerica Advisors Life Insurance Company of New York	Incorporated by Reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed August 12, 2010.

4.1	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.2	Modified Guaranteed Annuity Contract Application	Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.3	Qualified Retirement Plan Endorsement	Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.4	IRA Endorsement	Incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

4.5	Company Name Change Endorsement	Incorporated by reference to Exhibit 4(e) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.

4.6	IRA Endorsement, MLNY009	Incorporated by reference to Exhibit 4(d)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 31, 1994.

4.7	Modified Guaranteed Annuity Contract MLNY-AY-991/94	Incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.

4.8	Qualified Retirement Plan Endorsement MLNY-AYQ-991/94	Incorporated by reference to Exhibit 4(c)(2) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed December 7, 1994.

10.1	General Agency Agreement between Royal Tandem Life Insurance Company and Merrill Lynch Life Agency Inc.	Incorporated by reference to Exhibit 10(a) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.2	Investment Management Agreement by and between Royal Tandem Life Insurance Company and Equitable Capital Management Corporation	Incorporated by reference to Exhibit 10(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.3	Shareholders’ Agreement by and among The Equitable Life Assurance Society of the United States and Merrill Lynch & Co., Inc. and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(c) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.4	Service Agreement by and between Royal Tandem Life Insurance Company and Tandem Financial Group, Inc.	Incorporated by reference to Exhibit 10(d) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.5	Service Agreement by and between Tandem Financial Group, Inc. and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(e) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed October 16, 1990.

10.6	Form of Investment Management Agreement by and between Royal Tandem Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 7, 1991.

10.7	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.

10.8	Indemnity Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.

10.9	Amended General Agency Agreement between ML Life Insurance Company of New York and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(i) to Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-34562, filed March 30, 1992.

10.10	Amended Management Agreement between ML Life Insurance Company of New York and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(j) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 30, 1993.

10.11	Mortgage Loan Servicing Agreement between ML Life Insurance Company of New York and Merrill Lynch & Co., Inc.	Incorporated by reference to Exhibit 10(k) to the Registrant’s registration statement on Form S-1, File No. 33-60288, filed March 29, 1995.

10.12	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.

10.13	Non-Affiliated Broker-Dealer Wholesaling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital, Inc.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.

10.14	Selling Agreement between ML Life Insurance Company of New York, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 27, 2008.

10.15	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed August 17, 2007.

10.16	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-34562, filed January 4, 2008.

10.17	Principal Underwriting Agreement between Transamerica Capital, Inc. and ML Life Insurance Company of New York.	Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 26, 2009.

10.18	Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company of New York.	Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2011.

10.19	Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2011.

24.1	Powers of Attorney for Eric J. Martin, William Brown, Jr., Steven E. Frushtick, and John T. Mallett.	Incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, Nos. 34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2010.

24.2	Powers of Attorney for Peter P. Post, Thomas A. Swank, and Marc Cahn.	Incorporated by reference to Exhibit 24.2 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 25, 2011.

24.3	Power of Attorney for Karen R. Wright.	Incorporated by reference to Exhibit 24.3 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-34562, 33-60288, 333-48983, and 333-133224, filed March 28, 2013.

24.4	Power of Attorney for C. Michiel van Katwijk.	Exhibit 24.4

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).	Exhibit 31.1

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).	Exhibit 31.2

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2

101.INS	XBRL Instance Document.	Exhibit 101.INS

101.SCH	XBRL Taxonomy Extension Schema.	Exhibit 101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Exhibit 101.CAL

101.DEF	XBRL Taxonomy Definition Linkbase.	Exhibit 101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Exhibit 101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Exhibit 101.PRE

EXHIBIT INDEX

24.4	Power of Attorney for C. Michiel van Katwijk.

31.1	Certification by the President pursuant to Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.